Form 10-Q/A
period 2002-05-31
ACCENTURE SCA
filed 2002-10-31
CIK 1143908

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A

(Mark One)
[X]  AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2002

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 000-49713

                               -----------------

                                 ACCENTURE SCA

                    Luxembourg                 98-0351796
                  (State or other           (I.R.S. Employer
                  jurisdiction of          Identification No.)
                 incorporation or
                   organization)

                             1 rue Guillaume Kroll
                              L - 1882 Luxembourg
                   (Address Of Principal Executive Offices)
                               (352) 26 42 34 80
             (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

   The number of shares of the Registrant's Class I common shares, par value
(Euro)1.25 per share, outstanding as of June 30, 2002 was 903,653,614, including 54,892,005 shares held by subsidiaries of the Registrant.

================================================================================

                               EXPLANATORY NOTE

   On October 10, 2002, Accenture announced that as a result of a calculation error it was revising downwards previously reported Reimbursements and Reimbursable expenses (and, accordingly, Revenues and Cost of services) by equal amounts. Accenture has identified that previously reported Reimbursements and Reimbursable expenses included certain intercompany transactions that had not been fully eliminated. There is no change to Revenues before reimbursements, Operating income, Income before taxes, Net income or Earnings per share. There is also no change to the Balance Sheets, the Statements of Cash Flows or the Shareholders' Equity Statements. For additional information regarding the revisions, see Note 1 to Accenture SCA's financial statements included elsewhere in this amendment.

   This amendment to Accenture SCA's Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2002 amends the affected items of the Quarterly Report originally filed on July 15, 2002 to reflect the revisions described above. This amendment does not otherwise update the disclosures set forth in such items as originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on July 15, 2002.

                                 ACCENTURE SCA

                                     INDEX

                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)
        Consolidated Balance Sheets as of August 31, 2001 and May 31, 2002.........................   3
        Combined Income Statements Before Partner Distributions for the three and nine months ended May 31, 2001 and Consolidated Income Statements for the three and nine months
          ended May 31, 2002.......................................................................   4
        Consolidated Shareholders' Equity Statement for the nine months ended May 31, 2002.........   5
        Combined and Consolidated Cash Flows Statements for the nine months ended
          May 31, 2001 and 2002....................................................................   6
        Notes to Combined and Consolidated Financial Statements....................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................  34

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K..........................................................  35

Signature..........................................................................................  36

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 ACCENTURE SCA

                          CONSOLIDATED BALANCE SHEETS

                       August 31, 2001 and May 31, 2002
             (In thousands of U.S. dollars, except share amounts)

                                                         August 31,    May 31,
                                                            2001        2002
                                                        -----------  -----------
                                                                     (Unaudited)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................ $ 1,880,083  $ 1,113,496
  Restricted cash......................................          --      104,224
  Receivables from clients, net........................   1,498,812    1,426,113
  Unbilled services....................................     731,802      898,704
  Due from related parties.............................      69,500       38,859
  Deferred income taxes, net...........................     166,372      155,721
  Other current assets.................................     233,068      337,475
                                                        -----------  -----------
     Total current assets..............................   4,579,637    4,074,592
                                                        -----------  -----------
NON-CURRENT ASSETS:
  Due from related parties.............................      23,800           --
  Investments..........................................     324,139       94,583
  Property and equipment, net..........................     822,318      732,533
  Goodwill.............................................          --      153,422
  Deferred income taxes, net...........................     213,617      206,465
  Other non-current assets.............................      97,845      173,367
                                                        -----------  -----------
     Total non-current assets..........................   1,481,719    1,360,370
                                                        -----------  -----------
TOTAL ASSETS........................................... $ 6,061,356  $ 5,434,962
                                                        ===========  ===========
         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings........................... $   189,872  $    93,886
  Current portion of long-term debt....................         797        2,299
  Accounts payable.....................................     371,794      361,321
  Due to related parties...............................     818,888        8,821
  Deferred revenue.....................................     810,043      475,865
  Accrued payroll and related benefits.................   1,050,385    1,232,564
  Income taxes payable.................................     515,304      345,177
  Deferred income taxes, net...........................      29,373       26,014
  Other accrued liabilities............................     392,364      488,026
                                                        -----------  -----------
     Total current liabilities.........................   4,178,820    3,033,973
                                                        -----------  -----------
NON-CURRENT LIABILITIES:
  Long-term debt.......................................       1,090        3,915
  Retirement obligation................................     343,249      387,809
  Deferred income taxes, net...........................      50,969        3,478
  Other non-current liabilities........................     797,114      936,360
                                                        -----------  -----------
     Total non-current liabilities.....................   1,192,422    1,331,562
                                                        -----------  -----------
MINORITY INTEREST......................................       5,590       35,288
                                                        -----------  -----------
SHAREHOLDERS' EQUITY:
  Class I common shares, par value 1.25 euros per
   share, 19,868,950,000 shares authorized,
   752,583,920 issued as of August 31, 2001 and
   753,843,192 issued as of May 31, 2002...............     843,890      845,307
  Class I-A common shares, par value 1.25 euros per
   share, 5,000,000 shares authorized, issued and
   outstanding.........................................       5,435        5,435
  Class I-B common shares, par value 1.25 euros per
   share, 5,000,000 shares authorized, issued and
   outstanding.........................................       5,435        5,435
  Class I-C common shares, par value 1.25 euros per
   share, 10,000,000 shares authorized, issued and
   outstanding.........................................      10,870       10,870
  Class I-D common shares, par value 1.25 euros per
   share, 10,000,000 shares authorized, issued and
   outstanding.........................................      10,870       10,870
  Class I-E common shares, par value 1.25 euros per
   share, 15,000,000 shares authorized, issued and
   outstanding.........................................      16,304       16,304
  Class I-F common shares, par value 1.25 euros per
   share, 15,000,000 shares authorized, issued and
   outstanding.........................................      16,304       16,304
  Class I-G common shares, par value 1.25 euros per
   share, 20,000,000 shares authorized, issued and
   outstanding.........................................      21,739       21,739
  Class I-H common shares, par value 1.25 euros per
   share, 25,000,000 shares authorized, issued and
   outstanding.........................................      27,174       27,174
  Class I-I common shares, par value 1.25 euros per
   share, 5,000,000 shares authorized, issued and
   outstanding.........................................       5,435        5,435
  Class I-J common shares, par value 1.25 euros per
   share, 5,000,000 shares authorized, issued and
   outstanding.........................................       5,435        5,435
  Class I-K common shares, par value 1.25 euros per
   share, 16,050,000 shares authorized, issued and
   outstanding.........................................      18,074       18,074
  Class I-L common shares, par value 1.25 euros per
   share, 5,025,720, shares authorized, issued and
   outstanding.........................................          --        5,540
  Class I-M common shares, par value 1.25 euros per
   share, 68,626,707, shares authorized, issued and
   outstanding.........................................          --       78,398
  Class II common shares, par value 1.25 euros per
   share, 20,000,000,000 shares authorized,
   470,958,308 shares issued and outstanding...........     529,281      529,281
  Restricted share units related to Class A common
   shares, 68,481,815 units issued and outstanding as
   of August 31, 2001 and 57,657,168 units issued and
   outstanding as of May 31, 2002......................     993,380      835,996
  Additional paid-in capital...........................   1,661,261    2,942,896
  Treasury shares, at cost, 54,682,475 shares..........          --   (1,061,456)
  Investment in Accenture Ltd shares, at cost,
   10,230,095 shares...................................          --     (250,248)
  Accenture Ltd shares owned by Share Employee
   Compensation Trust, at cost, 2,180,300 shares.......          --      (45,710)
  Retained deficit.....................................  (3,377,729)  (2,878,800)
  Accumulated other comprehensive loss.................    (108,634)    (110,140)
                                                        -----------  -----------
  Total shareholders' equity...........................     684,524    1,034,139
                                                        -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............. $ 6,061,356  $ 5,434,962
                                                        ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE SCA

            COMBINED INCOME STATEMENTS BEFORE PARTNER DISTRIBUTIONS

                        CONSOLIDATED INCOME STATEMENTS

           For the Three and Nine Months Ended May 31, 2001 and 2002
                        (In thousands of U.S. dollars)
                                  (Unaudited)

                                                                     Revised                   Revised
                                                               Three Months Ended         Nine Months Ended
                                                            ------------------------  ------------------------
                                                            May 31, 2001 May 31, 2002 May 31, 2001 May 31, 2002
                                                            ------------ ------------ ------------ ------------
REVENUES:
    Revenues before reimbursements.........................  $2,953,289   $2,980,678   $8,666,285  $ 8,882,597
    Reimbursements.........................................     458,403      369,982    1,245,330    1,137,822
                                                             ----------   ----------   ----------  -----------
       Revenues............................................   3,411,692    3,350,660    9,911,615   10,020,419
OPERATING EXPENSES:
    Cost of services*:
       Cost of services before reimbursable expenses*......   1,566,287    1,752,922    4,509,361    5,267,211
       Reimbursable expenses...............................     458,403      369,982    1,245,330    1,137,822
                                                             ----------   ----------   ----------  -----------
       Cost of services*...................................   2,024,690    2,122,904    5,754,691    6,405,033
    Sales and marketing*...................................     318,315      413,897      771,293    1,173,032
    General and administrative costs*......................     365,387      378,873    1,130,724    1,204,832
    Reorganization and rebranding costs....................     587,728           --      777,234           --
                                                             ----------   ----------   ----------  -----------
          Total operating expenses*........................   3,296,120    2,915,674    8,433,942    8,782,897
                                                             ----------   ----------   ----------  -----------
OPERATING INCOME*..........................................     115,572      434,986    1,477,673    1,237,522
Gain (loss) on investments, net............................      (9,459)        (918)     179,700     (306,606)
Interest income............................................      17,218        9,510       59,613       33,550
Interest expense...........................................     (15,305)     (12,712)     (25,415)     (36,256)
Other income (expense).....................................      (2,720)      13,170       20,793       14,926
Equity in losses of affiliates.............................     (11,164)      (2,425)     (52,825)      (8,888)
                                                             ----------   ----------   ----------  -----------
INCOME BEFORE TAXES*.......................................      94,142      441,611    1,659,539      934,248
Provision for taxes........................................     284,937      167,813      420,328      435,535
                                                             ----------   ----------   ----------  -----------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
 ACCOUNTING CHANGE*........................................    (190,795)     273,798    1,239,211      498,713
Minority interest..........................................          --          793           --          216
                                                             ----------   ----------   ----------  -----------
INCOME (LOSS) BEFORE ACCOUNTING CHANGE*....................    (190,795)     274,591    1,239,211      498,929
Cumulative effect of accounting change.....................          --           --      187,974           --
                                                             ----------   ----------   ----------  -----------
PARTNERSHIP INCOME (LOSS) BEFORE PARTNER
 DISTRIBUTIONS*............................................  $ (190,795)               $1,427,185
                                                             ==========                ==========
NET INCOME.................................................               $  274,591               $   498,929
                                                                          ==========               ===========

--------
* Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE SCA

                  CONSOLIDATED SHAREHOLDERS' EQUITY STATEMENT

                    For the Nine Months Ended May 31, 2002
                 (U.S. dollars and share amounts in thousands)
                                  (Unaudited)


                                                                         Class I               Class II
                                                                      Common Shares         Common Shares
                                                                    ------------------     ----------------
                                                                                  No.                No.
                                                                        $        Shares       $     Shares
                                                                    ----------   -------   -------- -------
Balance at August 31, 2001......................................... $  986,965   883,634   $529,281 470,958
Comprehensive income
 Net income........................................................
 Other comprehensive income (loss).................................
 Unrealized gains on marketable securities, net of reclassification adjustment.......................................................
Foreign currency translation.......................................

 Other comprehensive income (loss).................................

Comprehensive income
Income tax benefit on stock-based compensation plans...............
Issuance and repurchase of Class I common shares--Class I-M........     67,668    58,488
Issuance of Class I common shares:
 Employee Share Purchase Plan--Class I-L...........................      5,540     5,026
 Restricted share units--Class I-M.................................     10,730     9,395
 For acquisitions--Class I.........................................      1,417     1,259
Purchase of Accenture Ltd Class A common shares....................
Accenture Ltd shares owned by SECT.................................
Cancellation of restricted share units, net........................
Redemption of partners' SCA Class I common shares..................
Minority interest..................................................                  744
                                                                    ----------   -------   -------- -------
Balance at May 31, 2002............................................ $1,072,320   958,546   $529,281 470,958
                                                                    ==========   =======   ======== =======

                                                                     Restricted Share
                                                                           Units
                                                                       Common Shares
                                                                    ------------------      Additional
                                                                                   No.       Paid-in
                                                                        $         Shares     Capital
                                                                    ---------    -------    ----------
Balance at August 31, 2001......................................... $ 993,380     68,482    $1,661,261
Comprehensive income
 Net income........................................................
 Other comprehensive income (loss).................................
 Unrealized gains on marketable securities, net of reclassification adjustment.......................................................
Foreign currency translation.......................................

 Other comprehensive income (loss).................................

Comprehensive income
Income tax benefit on stock-based compensation plans...............                             16,586
Issuance and repurchase of Class I common shares--Class I-M........                          1,067,001
Issuance of Class I common shares:
 Employee Share Purchase Plan--Class I-L...........................                             47,068
 Restricted share units--Class I-M.................................  (153,956) (10,619)    119,117
 For acquisitions--Class I.........................................                             29,933
Purchase of Accenture Ltd Class A common shares....................
Accenture Ltd shares owned by SECT.................................
Cancellation of restricted share units, net........................    (3,428)      (206)
Redemption of partners' SCA Class I common shares..................
Minority interest..................................................                              1,930
                                                                    ---------    -------    ----------
Balance at May 31, 2002............................................ $ 835,996     57,657    $2,942,896
                                                                    =========    =======    ==========

                                                                                                 Investment in
                                                                       Treasury Shares           Accenture Ltd
                                                                    --------------------      ------------------
                                                                                     No.                     No.
                                                                         $          Shares        $         Shares
                                                                    -----------    -------    ---------    -------
Balance at August 31, 2001......................................... $        --         --    $      --         --
Comprehensive income
 Net income........................................................
 Other comprehensive income (loss).................................
 Unrealized gains on marketable securities, net of reclassification adjustment.......................................................
Foreign currency translation.......................................

 Other comprehensive income (loss).................................

Comprehensive income
Income tax benefit on stock-based compensation plans...............
Issuance and repurchase of Class I common shares--Class I-M........  (1,058,811)   (54,578)
Issuance of Class I common shares:
 Employee Share Purchase Plan--Class I-L...........................                             (10,385)     172
 Restricted share units--Class I-M.................................       4,487      178     19,622    1,036
 For acquisitions--Class I.........................................
Purchase of Accenture Ltd Class A common shares....................                            (259,485)   (11,438)
Accenture Ltd shares owned by SECT.................................
Cancellation of restricted share units, net........................
Redemption of partners' SCA Class I common shares..................      (7,132)      (282)
Minority interest..................................................
                                                                    -----------    -------    ---------    -------
Balance at May 31, 2002............................................ $(1,061,456)   (54,682)   $(250,248)   (10,230)
                                                                    ===========    =======    =========    =======

                                                                      Investment in
                                                                     Accenture Ltd -
                                                                          SECT                      Accumulated
                                                                    ----------------   Retained        Other
                                                                               No.     Earnings    Comprehensive
                                                                        $     Shares   (Deficit)   Income (Loss)    Total
                                                                    --------  ------  -----------  ------------- ----------
Balance at August 31, 2001......................................... $     --      --  $(3,377,729)   $(108,634)  $  684,524
Comprehensive income
 Net income........................................................                       498,929                   498,929
 Other comprehensive income (loss).................................
 Unrealized gains on marketable securities, net of reclassification
  adjustment.......................................................                                      9,453        9,453
Foreign currency translation.......................................                                    (10,959)     (10,959)
                                                                                                     ---------
 Other comprehensive income (loss).................................                                     (1,506)
                                                                                                                 ----------
Comprehensive income                                                                                                497,423
Income tax benefit on stock-based compensation plans...............                                                  16,586
Issuance and repurchase of Class I common shares--Class I-M........                                                  75,858
Issuance of Class I common shares:
 Employee Share Purchase Plan--Class I-L...........................                                                  42,223
 Restricted share units--Class I-M.................................                                                      --
 For acquisitions--Class I.........................................                                                  31,350
Purchase of Accenture Ltd Class A common shares....................                                                (259,485)
Accenture Ltd shares owned by SECT.................................  (45,710) (2,180)                               (45,710)
Cancellation of restricted share units, net........................                                                  (3,428)
Redemption of partners' SCA Class I common shares..................                                                  (7,132)
Minority interest..................................................                                                   1,930
                                                                    --------  ------  -----------    ---------   ----------
Balance at May 31, 2002............................................ $(45,710) (2,180) $(2,878,800)   $(110,140)  $1,034,139
                                                                    ========  ======  ===========    =========   ==========

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE SCA

                COMBINED AND CONSOLIDATED CASH FLOWS STATEMENTS

                For the Nine Months Ended May 31, 2001 and 2002
                        (In thousands of U.S. dollars)
                                  (Unaudited)

                                                                                                   Combined    Consolidated
                                                                                                   Cash Flow    Cash Flow
                                                                                                     2001          2002
                                                                                                  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Partnership income before partner distributions............................................... $ 1,427,185
                                                                                                  -----------
   Net income....................................................................................              $   498,929
                                                                                                               -----------
   Adjustments to reconcile partnership income and net income to net cash provided by operating activities--
       Depreciation..............................................................................     177,179      215,737
       Amortization..............................................................................     137,500           --
      (Gain) loss on investments, net............................................................    (179,700)     306,606
      Equity in losses of affiliates.............................................................      52,825        8,888
      Losses on disposal of property and equipment...............................................      17,156       15,474
      Deferred income taxes......................................................................     137,729      (33,047)
      Minority interest..........................................................................          --         (216)
      Other items, net...........................................................................      (6,342)       1,632
      Cumulative effect of accounting change.....................................................    (187,974)          --
      Change in assets and liabilities--
         (Increase) decrease in receivables from clients, net....................................    (137,353)     111,769
         Increase in unbilled services...........................................................    (124,986)    (159,847)
         Increase in other current assets........................................................     (53,946)     (74,200)
         (Increase) decrease in other non-current assets.........................................      37,446      (52,138)
         Decrease in accounts payable............................................................     (11,908)     (54,468)
         Decrease in due to related parties......................................................     (26,045)          --
         Decrease in deferred revenue............................................................     (31,445)    (318,451)
         Increase in accrued payroll and related benefits........................................     267,527      128,820
         Decrease in income taxes payable........................................................    (100,124)    (153,540)
         Increase (decrease) in other accrued liabilities........................................     (34,904)      51,941
         Increase in other non-current liabilities...............................................     634,516       52,659
                                                                                                  -----------  -----------
            Total adjustments....................................................................     567,151       47,619
                                                                                                  -----------  -----------
            Net cash provided by operating activities............................................   1,994,336      546,548
                                                                                                  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of investments............................................................     421,861       12,139
   Proceeds from sales of property and equipment.................................................      18,659       67,622
   Purchases of businesses and investments, net of cash acquired.................................    (215,461)     (57,490)
   Purchase of intangible assets.................................................................    (157,000)          --
   Property and equipment additions..............................................................    (300,701)    (155,403)
                                                                                                  -----------  -----------
            Net cash used in investing activities................................................    (232,642)    (133,132)
                                                                                                  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in restricted cash by Share Employee Compensation Trust..............................          --     (104,224)
   Capital paid in by partners...................................................................     146,328           --
   Repayment of paid-in capital to partners......................................................    (524,112)          --
   Payment to AW-SC..............................................................................    (313,832)          --
   Issuance of Class I common shares, net........................................................          --       75,858
   Issuance of common shares for Employee Share Purchase Plan....................................          --       42,223
   Purchase of treasury shares...................................................................          --       (7,132)
   Purchase of Accenture Ltd Class A common shares...............................................          --     (259,485)
   Purchase of Accenture Ltd Class A common shares owned by Share Employee
    Compensation Trust...........................................................................          --      (45,710)
   Distribution of partners' pre-incorporation income............................................  (1,950,301)    (764,633)
   Proceeds from issuance of long-term debt......................................................          --        5,549
   Repayment of long-term debt...................................................................     (19,653)      (1,362)
   Proceeds from issuance of short-term bank borrowings..........................................     749,323      333,617
   Repayments of short-term bank borrowings......................................................    (389,131)    (443,745)
                                                                                                  -----------  -----------
            Net cash used in financing activities................................................  (2,301,378)  (1,169,044)
   Effect of exchange rate changes on cash and cash equivalents..................................      (7,124)     (10,959)
                                                                                                  -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................................................    (546,808)    (766,587)
CASH AND CASH EQUIVALENTS, beginning of period...................................................   1,270,516    1,880,083
                                                                                                  -----------  -----------
CASH AND CASH EQUIVALENTS, end of period......................................................... $   723,708  $ 1,113,496
                                                                                                  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                                 ACCENTURE SCA

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except as otherwise disclosed)
                                  (Unaudited)

1.  BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements of Accenture SCA (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2001, included in the Company's Current Report on Form 8-K filed with the SEC on October 31, 2002. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2002. Certain prior period amounts have been reclassified to conform with the current period presentation.

   On October 10, 2002, the Company announced that as a result of a calculation error it was revising downward previously reported Reimbursements and Reimbursable expenses by equal amounts for certain intercompany transactions that had not been eliminated. Previously reported 2001 Reimbursements and Reimbursable expenses have been reduced by $29,280, $93,148 and $107,572 in the first, second and third quarters, respectively. Previously reported 2002 Reimbursements and Reimbursable expenses have been reduced by $67,188, $81,665 and $83,147 in the first, second and third quarters, respectively. Revised amounts for the first and second quarters are shown below:

                                      2001                2002
                               ------------------- -------------------
                                 First    Second     First    Second
                                Quarter   Quarter   Quarter   Quarter
                               --------- --------- --------- ---------
         Reimbursements.......   377,714   409,213   352,692   415,148
         Revenues............. 3,209,012 3,290,911 3,341,322 3,328,437
         Reimbursable expenses   377,714   409,213   352,692   415,148
         Cost of services..... 1,761,304 1,968,697 2,158,873 2,123,256
         Operating expenses... 2,369,609 2,768,273 2,927,065 2,940,158

   These adjustments had no effect on Revenues before reimbursements, Operating income, Net income or Earnings per share.

2.  COMPREHENSIVE INCOME (LOSS)

   The components of comprehensive income (loss) are as follows:

                                                           Three Months Ended    Nine Months Ended
                                                           ------------------- --------------------
                                                            May 31,   May 31,    May 31,    May 31,
                                                             2001      2002       2001       2002
                                                           ---------  -------- ----------  --------
Partnership income (loss) before partner distributions.... $(190,795)       -- $1,427,185        --
Net income................................................        --  $274,591         --  $498,929
Foreign currency translation adjustments..................     5,688     7,399     (7,124)  (10,959)
Unrealized gains (losses) on marketable securities, net of
  reclassification adjustments............................   (27,065)      783   (687,346)    9,453
                                                           ---------  -------- ----------  --------
Comprehensive income (loss)............................... $(212,172) $282,773 $  732,715  $497,423
                                                           =========  ======== ==========  ========

                                 ACCENTURE SCA

                 (In thousands, except as otherwise disclosed)
                                  (Unaudited)


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

   After exploring a number of alternatives, the Company has decided to sell substantially all of its minority ownership interests in its venture and investment portfolio that could cause volatility in future earnings. The Company expects to retain a modest percentage of ownership in the venture and investment portfolio through an ongoing alliance with the buyer. Related to this decision, the Company's other-than-temporary impairments on investments for the nine months ended May 31, 2002 included a charge of $212 million, before and after tax, related to investment writedowns of its venture and investment portfolio and the loss it expects to incur on this sale transaction. The Company has engaged an investment bank, offers have been received and negotiations are underway. The Company hopes to complete the transaction by the end of the calendar year.

4.  SEGMENT REPORTING

   Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

   Accenture's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves different markets. The reportable operating segments are the Company's five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources.

   Certain changes have been made to the prior-period amounts in order to conform with the current period presentation. The most significant of these changes was the elimination of interest expense from the five operating groups' operating income and the elimination of interest credits from Other's operating income. Also, certain consolidated affiliated companies' revenues and operating income results are included in the five operating groups' results rather than being reported in Other.

                                 ACCENTURE SCA

                 (In thousands, except as otherwise disclosed)
                                  (Unaudited)


Reportable Segments

         Three Months           Comm. &   Financial
      Ended May 31, 2001       High Tech  Services   Government  Products  Resources   Other     Total
      ------------------       ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $  817,514 $  765,528 $ 276,861  $  594,285 $  494,134 $ 4,967  $2,953,289
Operating income*.............      1,778     52,422    17,900      28,582        286  14,604     115,572
                               ========== ========== =========  ========== ========== =======  ==========

         Three Months           Comm. &   Financial
      Ended May 31, 2002       High Tech  Services   Government  Products  Resources   Other     Total
      ------------------       ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $  882,620 $  646,404 $ 328,106  $  612,375 $  506,630 $ 4,543  $2,980,678
Operating income (loss).......     76,281     95,179    54,118     142,581     67,700    (873)    434,986
                               ========== ========== =========  ========== ========== =======  ==========

         Nine Months            Comm. &   Financial
      Ended May 31, 2001       High Tech  Services   Government  Products  Resources   Other     Total
      ------------------       ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $2,491,831 $2,230,230 $ 727,758  $1,769,112 $1,428,878 $18,476  $8,666,285
Operating income *............    414,771    487,737    63,143     298,956    195,735  17,331   1,477,673
                               ========== ========== =========  ========== ========== =======  ==========

         Nine Months            Comm. &   Financial
      Ended May 31, 2002       High Tech  Services   Government  Products  Resources   Other     Total
      ------------------       ---------- ---------- ---------- ---------- ---------- -------  ----------
Revenues before reimbursements $2,377,201 $2,025,750 $ 988,312  $1,909,179 $1,572,969 $ 9,186  $8,882,597
Operating income (loss).......    205,941    251,983   168,752     401,425    211,474  (2,053)  1,237,522
                               ========== ========== =========  ========== ========== =======  ==========

--------
* Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

5.  COMMON SHARES ISSUED

   The following Class I common shares have been issued during the nine months ended May 31, 2002.

                                        Secondary
                                         Offering
                                      and Restricted
               Balance at      ESPP     Share Unit                Balance at
             August 31, 2001 Issuance    Delivery    Acquisition May 31, 2002
             --------------- -------- -------------- ----------- ------------
   Class I..     752,584         --           --        1,259      753,843
   Class I-A       5,000         --           --           --        5,000
   Class I-B       5,000         --           --           --        5,000
   Class I-C      10,000         --           --           --       10,000
   Class I-D      10,000         --           --           --       10,000
   Class I-E      15,000         --           --           --       15,000
   Class I-F      15,000         --           --           --       15,000
   Class I-G      20,000         --           --           --       20,000
   Class I-H      25,000         --           --           --       25,000
   Class I-I       5,000         --           --           --        5,000
   Class I-J       5,000         --           --           --        5,000
   Class I-K      16,050         --           --           --       16,050
   Class I-L          --      5,026           --           --        5,026
   Class I-M          --         --       68,627           --       68,627

                                 ACCENTURE SCA

                 (In thousands, except as otherwise disclosed)
                                  (Unaudited)


6.  RELATED PARTIES

   Amounts due to/due from related parties at August 31, 2001 and May 31, 2002 were primarily payable to/receivable from individuals who were partners of Accenture prior to May 31, 2001, in respect of pre-incorporation transactions.

7.  BUSINESS COMBINATIONS

   On February 28, 2002, Accenture increased its ownership interest in e-peopleserve Ltd., a human resource outsourcing business, from approximately 50 to 100 percent. The purchase price for the additional interest, including assumed liabilities, was $115 million primarily consisting of a $70 million cash payment and $35 million to be paid over a five-year period. The contract also includes an earn-out provision which could result in up to $187 million of additional purchase price over a five year period. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," resulted in a preliminary allocation of $96 million to non tax-deductible goodwill and $10 million to finite-lived intangibles. The pro forma effects on operations are not material.

   On December 31, 2001, Accenture increased its ownership interest in Avanade, Inc. from approximately 50 percent to 78 percent. The purchase price for the additional interest was $81 million, of which $31 million represented approximately 1.3 million Class A common shares of Accenture Ltd and $50 million represented Accenture's interest in Avanade, Inc. shares repurchased by Avanade, Inc. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS 141, resulted in a preliminary allocation of $57 million to non tax-deductible goodwill and $4 million to finite-lived intangibles. The pro forma effects on operations are not material.

8.  SHAREHOLDERS' EQUITY

   On May 22, 2002, Accenture Ltd issued and sold approximately approximately 59 million Class A common shares in a public offering. Accenture Ltd's net proceeds from the offering of $1,149 million are being used to acquire or redeem an aggregate of approximately 59 million Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares from certain partners and former partners who, for various reasons, did not participate in the secondary offering. Underwriting discounts of $30 million and other estimated expenses of $6 million were recouped from these partners and former partners.

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

                                 ACCENTURE SCA

 (In thousands of U.S. dollars except as otherwise disclosed and share and per share amounts)
                                  (Unaudited)


9.  SHARE EMPLOYEE COMPENSATION TRUST

   On April 17, 2002, Accenture Ltd's board of directors approved the creation of a share employee compensation trust ("SECT") and approved the contribution of up to $300 million to the SECT. The purpose of the SECT is to acquire Accenture Ltd Class A common shares to be used to fund equity-based awards for Accenture employees, including future Accenture partners. The SECT is a non-qualified grantor trust whose financial statements are consolidated with Accenture's. Shares held by the SECT will be presented as an investment in Accenture Ltd shares, which is a reduction of shareholders' equity. On April 26, 2002, Accenture contributed $150 million to the SECT. During the nine months ended May 31, 2002, the SECT purchased approximately 2 million Accenture Ltd Class A common shares with an aggregate purchase price totaling
$46 million. The remaining $104 million continues to be available to the SECT for share repurchases, and is segregated as restricted cash on the consolidated balance sheet at May 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with our Combined and Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K filed on October 31, 2002, and with the information under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Current Report on Form 8-K.

   We use the terms "Accenture," "we," "our," and "us" in this report to refer to Accenture SCA and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to "2001" or "fiscal year 2001" means the 12-month period that ended on August 31, 2001. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Forward-Looking Statements and Certain Factors That May Affect Our Business

   We have included in this Quarterly Report on Form 10-Q forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations that are based on our current expectations, estimates and projections. Words such as "expects," "intends," "plans," "projects," "believes," "estimates" and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or implied in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

  . A significant or prolonged economic downturn could have a material adverse effect on our results of operations.

  . Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

  . We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

  . Our services or solutions may infringe upon the intellectual property rights of others.

  .   Our engagements with clients may not be profitable.

  . If our affiliates or alliances do not succeed, we may not be successful in implementing our growth strategy.

  . Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

  . The consulting, technology and outsourcing markets are highly competitive, and we may not be able to compete effectively.

  . If we are unable to attract and retain employees in appropriate numbers, we will not be able to compete effectively and will not be able to grow our business.

  . Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

  . We have only a limited ability to protect our intellectual property rights, which are important to our success.

  . Our profitability will suffer if we are not able to maintain our prices and utilization rates and control our costs.

  . Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of the share price of the Accenture Ltd Class A common shares.

  . The share price of the Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

  . We may be named in lawsuits as a result of Arthur Andersen's current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

  . Negative publicity about Bermuda companies such as our parent, Accenture Ltd, may lead to new tax legislation that could increase our tax burden and may affect our relationships with our clients.

  . Accenture SCA is registered in Luxembourg, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

  . Luxembourg law differs from the laws in effect in the United States and may afford less protection to shareholders.

   For a more detailed discussion of these factors, see the information under the heading "Business--Forward-Looking Statements and Certain Factors That May Affect our Business" in Amendment No. 2 to our Registration Statement on Form 10/A. We undertake no obligation to update or revise any forward-looking statements.

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

   Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners. We now operate in a corporate structure. As a business, whether in partnership form or in a corporate structure, our profitability is driven by many of the same factors. Revenues are driven by our partners' and senior executives' ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

   Cost of services is primarily driven by the cost of client service personnel, which consists primarily of compensation and other personnel costs. Cost of services as a percentage of revenues is driven by the productivity of our client service workforce. Chargeability, or utilization, represents the percentage of our professionals' time spent on billable work. We plan and manage our headcount to meet the anticipated demand for our services. We continue to announce initiatives to reduce our staff in certain parts of the world, in certain skill groups and in some support positions. Selling and marketing expense is driven primarily by development of new service offerings, the level of concentration of clients in a particular industry or market, client targeting, image development and brand-recognition activities. General and administrative costs generally correlate with changes in headcount and activity levels in our business.

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

Presentation

   As a result of a restructuring in 1989, we and our "member firms," which are now our subsidiaries, became legally separate and distinct from the Arthur Andersen firms. Thereafter, until August 7, 2000, we had contractual relationships with an administrative entity, Andersen Worldwide, and indirectly with the separate Arthur Andersen firms. Under these contracts, called member firm agreements, we and our member firms, on the one hand, and the Arthur Andersen firms, on the other hand, were two stand-alone business units linked through such agreements to Andersen Worldwide for administrative and other services. In addition, during this period our partners individually were members of Andersen Worldwide. Following arbitration proceedings between us and Andersen Worldwide and the Arthur Andersen firms that were completed in August 2000, the tribunal terminated our contractual relationships with Andersen Worldwide and all the Arthur Andersen firms. On January 1, 2001, we began to conduct business under the name Accenture.

   Because we historically operated as a series of related partnerships and corporations under the control of our partners, our partners generally participated in profits, rather than received salaries. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by them. Following our transition to a corporate structure, operating expenses include partner compensation, which consists of salary, variable compensation and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners paid income tax on their shares of the partnerships' income. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income. For purposes of comparing our results for fiscal periods ended on or prior to August 31, 2001 with our results for subsequent fiscal periods, we have included pro forma financial information below.

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

   In the first quarter of fiscal 2002 we made certain changes in the format of information presented to the chief executive officer. The most significant of these changes was the elimination of interest expense from the five operating groups' operating income and the elimination of interest credit from Other's operating income. In addition, the consolidated affiliated companies' revenue and operating income (loss) results are included in the five operating groups' results rather than being reported in Other. Segment results for all periods presented have been revised to reflect these changes.

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

   On October 10, 2002, the Company announced that as a result of a calculation error it was revising downward previously reported Reimbursements and Reimbursable expenses by equal amounts for certain intercompany transactions that had not been eliminated. Previously reported 2001 Reimbursements and Reimbursable expenses have been reduced by $29,280, $93,148 and $107,572 in the first, second and third quarter, respectively. Previously reported 2002 Reimbursements and Reimbursable expenses have been reduced by $67,188, $81,665 and $83,147 in the first, second and third quarters, respectively. These adjustments had no effect on Revenues before reimbursements, Operating income, Net income or Earnings per share.

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

Gain (Loss) on Investments

   Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time, are not predictable and may not recur. Beginning on September 1, 2000, they also include changes in the fair market value of equity holdings considered to be derivatives in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".

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

Provision for Taxes

   Prior to our transition to a corporate structure, we were generally not subject to income taxes in most countries because we operated in partnership form in those countries. Since taxes related to income earned by the partnerships were the responsibility of the individual partners, our partners reported and paid taxes on their share of the partnerships' income on their individual tax returns. In other countries, however, we operated in the form of a corporation or were otherwise subject to entity-level taxes on income and withholding taxes. As a result, prior to our transition to a corporate structure, we paid some entity-level taxes, with the amount varying from year to year depending on the mix of earnings among the countries. Where applicable, we accounted for these taxes under the asset and liability method. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Following our transition to a corporate structure, we are subject to corporate tax on our income.

Minority Interest

   Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners have in our subsidiary Accenture Canada Holdings Inc. See "Accenture Organizational Structure" in Amendment No. 2 to our Registration Statement on Form 10/A filed on June 24, 2002. The resulting net income of Accenture SCA represents the income attributable to the shareholders of Accenture SCA. Effective in January 2002, minority interest also includes immaterial amounts attributable to minority shareholders in our subsidiary, Avanade, Inc.

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

                                                              Three months ended Nine months ended
                                                               May 31,            May 31,
                                                              -----------------  ----------------
                                                              2001      2002     2001     2002
                                                              ----      ----     ----     ----
Revenues:
   Revenues before reimbursements............................  86%       89%      87%      89%
   Reimbursements............................................  14        11       13       11
                                                              ---       ---      ---      ---
       Revenues.............................................. 100       100      100      100
Operating expenses:
   Cost of services:*
       Cost of services before reimbursable expenses*........  46        52       45       53
       Reimbursable expenses.................................  14        11       13       11
                                                              ---       ---      ---      ---
       Cost of services*.....................................  60        63       58       64
   Sales and marketing*......................................   9        12        8       12
   General and administrative costs*.........................  11        11       11       12
   Reorganization and rebranding costs.......................  17        --        8       --
                                                              ---       ---      ---      ---
       Total operating expenses*.............................  97        87       85       88
Operating income (1)*........................................   3        13       15       12
Gain (loss) on investments, net.............................. n/m       n/m        2       (3)
Interest income.............................................. n/m       n/m        1      n/m
Interest expense............................................. n/m       n/m       (1)     n/m
Other income (expense)....................................... n/m       n/m      n/m      n/m
Equity in losses of affiliates............................... n/m       n/m       (1)     n/m
                                                              ---       ---      ---      ---
Income before taxes*.........................................   3        13       16        9
Provision for taxes..........................................   8         5        4        4
                                                              ---       ---      ---      ---
Income (loss) before minority interest and accounting change*  (5)        8       12        5
Minority interest............................................  --       n/m       --      n/m
                                                              ---       ---      ---      ---
Income (loss) before accounting change*......................  (5)        8       12        5
Cumulative effect of accounting change.......................  --        --        2       --
                                                              ---       ---      ---      ---
   Partnership income (loss) before partner distributions*...  (5)%               14%
                                                              ===                ===
   Net income................................................             8%                5%
                                                                        ===               ===

--------
n/m= not meaningful
* Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.
(1) Operating income as a percentage of revenues before reimbursements was 4% and 15% for the three months ended May 31, 2001 and 2002, respectively and 17% and 14% for the nine months ended May 31, 2001 and 2002, respectively.

   We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

                                                          Three Months Ended Nine Months Ended
                                                              May 31,            May 31,
                                                          -----------------  ---------------
                                                           2001      2002     2001      2002
                                                           ------   ------   ------   -------
                                                          (in millions, except percentages)
Revenues:
Communications & High Tech............................... $  817    $  883   $2,492   $ 2,377
Financial Services.......................................    766       646    2,230     2,026
Government...............................................    277       328      728       988
Products.................................................    594       612    1,769     1,909
Resources................................................    494       507    1,429     1,573
Other....................................................      5         5       18         9
                                                           ------   ------   ------   -------
   Total revenues before reimbursements..................  2,953     2,981    8,666     8,882
Reimbursements...........................................    458       370    1,245     1,138
                                                           ------   ------   ------   -------
   Total................................................. $3,411    $3,351   $9,911   $10,020
                                                           ======   ======   ======   =======
Revenues as a percentage of total:
Communications & High Tech...............................    24 %      27 %     25 %      24 %
Financial Services.......................................     23        19       23        20
Government...............................................      8        10        7        10
Products.................................................     17        18       18        19
Resources................................................     14        15       14        16
Other....................................................    n/m       n/m      n/m       n/m
                                                           ------   ------   ------   -------
   Total revenues before reimbursements..................     86        89       87        89
Reimbursements...........................................     14        11       13        11
                                                           ------   ------   ------   -------
   Total.................................................   100 %     100 %    100 %     100 %
                                                           ======   ======   ======   =======
Operating Income (Loss):
Communications & High Tech............................... $    2    $   76   $  415   $   206
Financial Services.......................................     53        95      488       252
Government...............................................     18        54       63       169
Products.................................................     29       143      299       401
Resources................................................    n/m        68      196       211
Other....................................................     14        (1)      17        (2)
                                                           ------   ------   ------   -------
   Total................................................. $  116    $  435   $1,478   $ 1,237
                                                           ======   ======   ======   =======
Operating Income (Loss) as a percentage of total:
Communications & High Tech...............................     2 %       17%     28 %      17 %
Financial Services.......................................     45        22       33        20
Government...............................................     15        12        5        14
Products.................................................     25        33       20        32
Resources................................................    n/m        16       13        17
Other....................................................     13       n/m        1       n/m
                                                           ------   ------   ------   -------
Total....................................................    100%      100%    100 %     100 %
                                                           ======   ======   ======   =======
Operating Income as a percentage of total revenues before
  reimbursements by operating group:
Communications & High Tech...............................    n/m%       9 %     17 %       9 %
Financial Services.......................................      7        15       22        12
Government...............................................      6        16        9        17
Products.................................................      5        23       17        21
Resources................................................    n/m        13       14        13
Other....................................................    n/m       n/m      n/m       n/m
Operating Income as a percentage of revenues before
  reimbursements.........................................      4%       15%      17%       14%
                                                           ======   ======   ======   =======
Operating Income as a percentage of revenues.............      3%       13%      15%       12%
                                                           ======   ======   ======   =======

--------
n/m = not meaningful

Pro Forma Financial Information

   The following pro forma consolidated income statements for the three months ended May 31, 2001 and for the nine months ended May 31, 2001 are based on our historical financial statements.

   The pro forma consolidated income statements give effect to the following as if they occurred on September 1, 2000:

  .   the transactions related to our transition to a corporate structure;

  . compensation payments to employees who were partners prior to our transition to a corporate structure;

  .   provision for corporate income taxes; and

  .   Accenture Ltd's initial public offering in July 2001.

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

Pro Forma Consolidated Income Statement For the Three Months Ended May 31, 2001
                                  (Unaudited)

                                                                              As adjusted   Pro forma as   % of
                                           As reported Adjustments  Pro forma adjustments     adjusted   revenues
                                           ----------- -----------  --------- -----------   ------------ --------
                                                             (in millions, except percentages)
Revenues:
   Revenues before reimbursements.........   $2,953       $  --      $2,953      $   --        $2,953       86%
   Reimbursements.........................      458          --         458          --           458       14
                                             ------       -----      ------     -------        ------      ---
       Revenues...........................    3,411          --       3,411          --         3,411      100
Operating expenses:
   Cost of services:*
       Cost of services before
         reimbursable expenses*...........    1,566         166 (a)   1,732          --         1,732       51
       Reimbursable expenses..............      458          --         458          --           458       14
                                             ------       -----      ------     -------        ------      ---
       Cost of services*..................    2,024         166       2,190          --         2,190       65
   Sales and marketing*...................      318          71 (a)     389          --           389       11
   General and administrative costs*......      366          12 (a)     378          --           378       11
   Reorganization and rebranding costs....      588        (495)(b)      93         (93)(f)        --      n/m
                                             ------       -----      ------     -------        ------      ---
   Total operating expenses*..............    3,296        (246)      3,050         (93)        2,957       87
                                             ------       -----      ------     -------        ------      ---
Operating income*.........................      115         246         361          93           454       13
Loss on investments, net..................       (9)         --         (9)          --            (9)     n/m
Interest income...........................       17          --          17          --            17      n/m
Interest expense..........................      (16)         (5)(c)    (21)          --           (21)     (1)
Other income (expense)....................       (3)         --         (3)          --            (3)     n/m
Equity in losses of affiliates............      (11)         --        (11)          --           (11)     n/m
                                             ------       -----      ------     -------        ------      ---
Income before taxes*......................       93         241         334          93           427       12
Provision for taxes.......................      284        (152)(d)     132          39 (d)       171        5
                                             ------       -----      ------     -------        ------      ---
Income (loss) before minority interest and
  accounting change*......................     (191)        393         202          54           256        7
Minority interest.........................       --          (2)(e)     (2)         --  (e)        (2)     n/m
                                             ------       -----      ------     -------        ------      ---
Income (loss) before accounting change*...   $ (191)      $ 391      $  200     $    54        $  254        7%
                                             ======       =====      ======     =======        ======      ===

--------
n/m = not meaningful
* Historical information excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

Pro Forma Consolidated Income Statement for the Nine Months Ended May 31, 2001
                                  (Unaudited)

                                                                         As adjusted   Pro forma    % of
                                      As reported Adjustments  Pro forma adjustments  as adjusted revenues
                                      ----------- -----------  --------- -----------  ----------- --------
                                                       (in millions, except percentages)
Revenues:
   Revenues before reimbursements....   $8,666       $  --      $8,666      $  --       $8,666       87%
   Reimbursements....................    1,245          --       1,245         --        1,245       13
                                        ------       -----      ------      -----       ------      ---
       Revenues......................    9,911          --       9,911         --        9,911      100
Operating expenses:
   Cost of services:*
       Cost of services before
         reimbursable expenses*......    4,509         725 (a)   5,234         --        5,234       53
       Reimbursable expenses.........    1,245          --       1,245         --        1,245       13
                                        ------       -----      ------      -----       ------      ---
       Cost of services*.............    5,754         725       6,479         --        6,479       66
   Sales and marketing*..............      771         290 (a)   1,061         --        1,061       11
   General and administrative costs*.    1,131          44 (a)   1,175         --        1,175       12
   Reorganization and rebranding
     costs...........................      777        (508)(b)     269       (269)(f)       --       --
                                        ------       -----      ------      -----       ------      ---
   Total operating expenses*.........    8,433         551       8,984       (269)       8,715       88
                                        ------       -----      ------      -----       ------      ---
Operating income*....................    1,478        (551)        927        269        1,196       12
Gain on investments, net.............      180          --         180         --          180        2
Interest income......................       59          --          59         --           59        1
Interest expense.....................      (26)        (15)(c)     (41)        --          (41)      (1)
Other income (expense)...............       21          --          21         --           21      n/m
Equity in losses of affiliates.......      (53)         --         (53)        --          (53)      (1)
                                        ------       -----      ------      -----       ------      ---
Income before taxes*.................    1,659        (566)      1,093        269        1,362       13
Provision for taxes..................      420          16 (d)     436        109 (d)      545        5
                                        ------       -----      ------      -----       ------      ---
Income before minority interest and
  accounting change*.................    1,239        (582)        657        160          817        8
Minority interest....................       --          (6)(e)      (6)        (2)(e)       (8)     n/m
                                        ------       -----      ------      -----       ------      ---
Income before accounting change*.....   $1,239       $(588)     $  651      $ 158       $  809        8%
                                        ======       =====      ======      =====       ======      ===

--------
n/m = not meaningful
* Historical information excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

                   Notes to Pro Forma Financial Information
                                  (Unaudited)
                       (in millions, except percentages)

(a) Adjustments totaling $249 and $1,059 for the three months ended May 31, 2001 and for the nine months ended May 31, 2001, respectively, reflect the effects of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 2000. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners' income, rather than compensation expense. For the three months ended May 31, 2001 and for the nine months ended May 31, 2001, respectively, compensation and benefit costs of partners have been allocated 67% and 69% to cost of services, 28% and 27% to sales and marketing, and 5% and 4% to general and administrative costs based on an estimate of the time spent on each activity at the appropriate cost rates.

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

Revenues

   Revenues for the three months ended May 31, 2002 were $3,351 million, a decrease of $60 million, or 2%, from the three months ended May 31, 2001 due to lower reimbursements. Revenues before reimbursements for the three months ended May 31, 2002 of $2,981 million, increased by $28 million or 1% while reimbursements declined by $88 million or 19%, over the three months ended May 31, 2001 in U.S. dollars. Reimbursements were lower primarily due to reduced travel and other cost-containment measures as well as clients reducing or deferring expenditures for consulting services. In local currency terms, revenues before reimbursements for the three months ended May 31, 2002 grew by 3% over the three months ended May 31, 2001. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 4% in U.S. dollars and 6% in local currency terms and revenues before reimbursements in the Americas remained constant in U.S. dollars while increasing 1% in local currency terms. Revenues before reimbursements in Asia/Pacific declined by 8% in U.S. dollars while local currency revenues declined 5%.

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

Operating Expenses

   Operating expenses in the three months ended May 31, 2002 were $2,916 million, a decrease of $380 million, or 12%, from the three months ended May 31, 2001 and a decrease as a percentage of revenues from 97% in the three months ended May 31, 2001 to 87% in the three months ended May 31, 2002. These decreases primarily resulted because 2001 operating expenses included $588 million for reorganization and rebranding costs to change our name to Accenture, while 2002 operating expenses did not. These reductions were partially offset by higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners' income, rather than compensation expense.

   Operating expenses for the three months ended May 31, 2002 decreased $41 million, or 1%, from the pro forma as adjusted operating expenses for the three months ended May 31, 2001 and remained constant as a percentage of revenues at 87%.

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

  Cost of Services

   Cost of services was $2,123 million in the three months ended May 31, 2002, an increase of $98 million, or 5%, over the three months ended May 31, 2001 and an increase as a percentage of revenues from 60% in the three months ended May 31, 2001 to 63% in the three months ended May 31, 2002. Cost of services before reimbursable expenses was $1,753 million in the three months ended May 31, 2002, an increase of $187 million, or 12%, over the three months ended May 31, 2001 and an increase as a percentage of revenues before reimbursements from 53% in the three months ended May 31, 2001 to 59% in the three months ended May 31, 2002. These increases were primarily attributable to the exclusion of partner compensation in prior period results.

   Cost of services before reimbursable expenses for the three months ended May 31, 2002 increased $21 million, or 1%, over the pro forma as adjusted cost of services for the three months ended May 31, 2001 and increased as a percentage of revenues from 51% for the three months ended May 31, 2001 to 52% for the three months ended May 31, 2002. These increases largely reflect the impact of pricing pressures on revenue and higher compensation costs partly due to lower attrition at senior executive levels.

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

  General and Administrative Costs

   General and administrative costs were $379 million in the three months ended May 31, 2002, an increase of $13 million, or 4%, over the three months ended May 31, 2001 and remained constant as a percentage of revenues at 11%.

   General and administrative costs for the three months ended May 31, 2002 increased $1 million from the pro forma as adjusted general and administrative costs for the three months ended May 31, 2001, and remained constant as a percentage of revenues at 11%.

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

Revenues

   Revenues for the nine months ended May 31, 2002 were $10,020 million, an increase of $109 million, or 1%, over the nine months ended May 31, 2001. Revenues before reimbursements for the nine months ended May 31, 2002 were $8,882 million, an increase of $216 million, or 2%, over the nine months ended May 31, 2001 in U.S. dollars. In local currency terms, revenues before reimbursements in the nine months ended May 31, 2002 grew by 4% over the nine months ended May 31, 2001. Our revenues before reimbursements in Europe, the

Middle East and Africa grew by 14% in both U.S. dollars and local currency terms, revenues before reimbursements in the Americas declined by 4% in U.S. dollars and 3% in local currency terms and revenues before reimbursements in Asia/Pacific declined by 6% in U.S. dollars and increased by 1% in local currency terms. Growth in transformational outsourcing revenues offset lower consulting revenues.

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

  Operating Expenses

   Operating expenses in the nine months ended May 31, 2002 were $8,783 million, an increase of $349 million, or 4%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 85% in the nine months ended May 31, 2001 to 88% in the nine months ended May 31, 2002. These increases primarily resulted from higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners' income, rather than compensation expense.

   Operating expenses for the nine months ended May 31, 2002 increased $68 million, or 1%, over the pro forma as adjusted operating expenses for the nine months ended May 31, 2001, and remained constant as a percentage of revenues at 88%.

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

  Cost of Services

   Cost of services was $6,405 million in the nine months ended May 31, 2002, an increase of $650 million, or 11%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 58% in the nine months ended May 31, 2001 to 64% in the nine months ended May 31, 2002. Cost of services before reimbursable expenses was $5,267 million in the nine months ended May 31, 2002, an increase of $758 million, or 17%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues before reimbursements from 52% in the nine months ended May 31, 2001 to 59% in the nine months ended May 31, 2002. These increases were primarily attributable to the exclusion of partner compensation from the prior period results.

   Cost of services before reimbursable expenses for the nine months ended May 31, 2002 increased $33 million, 1% over the pro forma as adjusted cost of services before reimbursable expenses for the nine months ended May 31, 2001 and remained constant as a percentage of revenues at 53%. The slowdown in the global economy has led us to redirect some of our resources to selling and marketing efforts in order to promote our business. However, these cost reductions were partially offset by higher employee compensation costs and severance costs.

  Sales and Marketing

   Sales and marketing expense was $1,173 million in the nine months ended May 31, 2002, an increase of $402 million, or 52%, over the nine months ended May 31, 2001 and an increase as a percentage of revenues from 8% for the nine months ended May 31, 2001 to 12% in the nine months ended May 31, 2002. These increases were primarily due to the higher compensation expense following our transition to a corporate structure.

   Sales and marketing expense for the nine months ended May 31, 2002 increased $112 million, or 11%, over the pro forma as adjusted sales and marketing expense for the nine months ended May 31, 2001, and increased as a percentage of revenues from 11% in the nine months ended May 31, 2001 to 12% in the nine months ended May 31, 2002. The slowdown in the global economy which began in the second half of fiscal year 2001 led us to increase our selling and marketing efforts in order to promote our business.

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

   Operating income for the nine months ended May 31, 2002, increased $41 million, or 4%, over the pro forma as adjusted operating income for the nine months ended May 31, 2001 and remained constant as a percentage of revenues at 12%. Operating income also remained constant as a percentage of revenues before reimbursements at 14%.

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

Liquidity and Capital Resources

   We historically relied on cash flow from operations, partner capital contributions and bank credit facilities to satisfy our liquidity and capital requirements. However, each year a portion of the distributions we made to our partners was made on a deferred basis, which significantly strengthened our working capital and enabled us to limit our external borrowings. Since May 2001, our liquidity needs on a short-term and long-term basis have been satisfied by cash flows from operations, debt capacity under our credit facilities, and the net proceeds of

Accenture Ltd's initial public offering in July 2001. We believe our short-term and long-term liquidity needs will continue to be met through cash flows from operations and debt capacity under the bilateral, uncommitted, unsecured multicurrency revolving credit facilities described below. In addition, we may need to raise additional funds through public or private debt or equity financings in order to:

  .   take advantage of opportunities, including more rapid expansion;

  .   acquire complementary businesses or technologies;

  .   develop new services and solutions; or

  .   respond to competitive pressures.

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

   Because we historically deferred the distribution of a portion of our partners' current year earnings into the subsequent fiscal year, these earnings have been available for a period of time to meet liquidity and working capital requirements. At May 31, 2001, we reclassified the final distributable earnings from the capital accounts to current liabilities. Distribution to our partners of pre-incorporation earnings, net of partner receivables owed to Accenture, during the nine months ended May 31, 2002 was $765 million as compared with $1,950 million in the nine months ended May 31, 2001.

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

   During November 1999, we formed Accenture Technology Ventures to select, structure and manage a portfolio of equity investments. We made equity investments of $215 million and $57 million during the nine months ended May 31, 2001 and 2002, respectively. See "Critical Accounting Policies and Estimates--Valuation of Investments" for a discussion of our plans with respect to our investment portfolio.

   We also received $110 million and $1 million in the nine months ended May 31, 2001 and 2002, respectively, in equity from our clients as compensation for current and future services. Amounts ultimately realized from these equity securities may be higher or lower than amounts recorded on the measurement dates. Accenture SCA's shareholders' equity includes investments in Accenture Ltd's Class A common shares. In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2001 and May 31, 2002, $182 million and $248 million were outstanding for 17 and 21 clients, respectively. These outstanding amounts are included in unbilled services and other non-current assets on our historical balance sheets.

   On April 17, 2002, Accenture Ltd's board of directors authorized the creation of a share employee compensation trust ("SECT") and approved the contribution of up to $300 million to the SECT. At May 31, 2002, Accenture had contributed $150 million to the SECT. The SECT has made repurchases of Accenture Ltd Class A common shares totaling $46 million as of May 31, 2002. The remaining $104 million continues to be available to the SECT for share repurchases, and is segregated as restricted cash on the consolidated balance sheet at May 31, 2002.

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

Obligations and Commitments

   As of May 31, 2002, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

                                             Payments due by period
                             ------------------------------------------------------
                                        Less than
Contractual Cash Obligations   Total     1 year   1-3 years 4-5 years After 5 years
---------------------------- ---------- --------- --------- --------- -------------
                                                 (in thousands)
   Long-term debt........... $    6,214 $  2,299  $  3,915  $     --   $       --
   Operating leases.........  2,668,685  194,086   384,260   355,668    1,734,671
   Andersen Worldwide (1)...    516,000  126,000   240,000   150,000           --
   Retirement obligations...    335,415   48,891    94,227    98,545       93,752

--------
(1) The contractual obligations are with Andersen Worldwide and/or its affiliates. In addition, we are obligated to provide up to $22,500 per year of services valued at then current retail billing rates for five years from 2001.

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

   Twelve of the fifteen member countries of the European Union have established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the Euro. Beginning in January 2002, the new Euro-denominated currency was issued, and legacy currencies are being withdrawn from circulation. We have addressed the systems and business issues raised by the Euro currency conversion. These issues include, among others: (1) the need to adapt computer and other business systems and equipment to accommodate Euro-denominated transactions; and (2) the competitive impact of cross-border price transparency. The Euro conversion has not had, and we currently anticipate that it will not have, a material adverse impact to our consolidated financial position, results of operations or cash flows.

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

                                          Valuation of investments    August 31, Valuation of investments
                                          assuming indicated decrease    2001    assuming indicated increase
                                          --------------------------- ---------- -------------------------
                                           -30%      -20%     -10%    fair value  +10%       +20%     +30%
                                           -------  -------  -------  ---------- -------   -------- --------
                                                                 (in thousands)
Marketable Equity Securities and Warrants
  Deemed Derivatives by SFAS 133......... $60,618   $69,278  $77,937   $86,597   $95,257   $103,916 $112,576
                                          Valuation of investments     May 31,   Valuation of investments
                                          assuming indicated decrease    2002    assuming indicated increase
                                          --------------------------- ---------- -------------------------
                                           -30%      -20%     -10%    fair value  +10%       +20%     +30%
                                           -------  -------  -------  ---------- -------   -------- --------
                                                                 (in thousands)
Marketable Equity Securities and Warrants
  Deemed Derivatives by SFAS 133......... $45,115   $51,560  $58,005   $64,450   $70,895   $ 77,340 $ 83,785

Newly Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all combinations initiated after June 30, 2001. Under the transition provisions of SFAS 142, goodwill acquired in business combinations for which the acquisition date is after June 30, 2001 are not to be amortized and are to be reviewed for impairment under existing standards. The entire goodwill balance of $153 million at May 31, 2002 related to acquisitions subsequent to June 30, 2001. We will be required to perform an initial review of goodwill as of September 1, 2002, and an annual impairment review thereafter. We do not expect adoption of SFAS 142 to materially affect our results of operations.

Part II.  Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit Index:

        99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

        99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf on October 30, 2002 by the undersigned, thereunto duly authorized.


                                        ACCENTURE SCA, represented by its
                                        general  partner, Accenture Ltd, itself
                                        represented by its  duly authorized
                                        signatory

                                        By: /s/  HARRY L. YOU
                                            -----------------------------------
                                            Name: Harry L. You

                     CHIEF EXECUTIVE OFFICER CERTIFICATION

   I, Joe W. Forehand, Chief Executive Officer of Accenture Ltd, the general partner of Accenture SCA, certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q/A of Accenture SCA (the "Registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

Dated: October 30, 2002

/S/  JOE W. FOREHAND
----------------------------------------
Chief Executive Officer of Accenture Ltd
  (principal executive officer)

                     CHIEF FINANCIAL OFFICER CERTIFICATION

   I, Harry L. You, Chief Financial Officer of Accenture Ltd, the general partner of Accenture SCA, certify that:

    1. I have reviewed this Quarterly Report on Form 10-Q/A of Accenture SCA (the "Registrant");

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

Dated: October 30, 2002

/S/  HARRY L. YOU
--------------------------------------
Chief Financial Officer of Accenture Ltd
  (principal financial and accounting officer)