Form 10-Q
period 2003-02-28
ACCENTURE SCA
filed 2003-04-14
CIK 1143908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

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

The number of shares of the Registrant’s Class I common shares, par value €1.25 per share, outstanding as of March 15, 2003 was 904,637,344 (which number does not include 53,908,275 issued shares held by subsidiaries of the Registrant).

ACCENTURE SCA

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

February 28, 2003 and August 31, 2002

(In thousands of U.S. dollars, except share amounts)

	February 28, 2003	August 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,684,576	$1,316,976
Restricted cash	5,588	79,445
Receivables from clients, net	1,392,494	1,330,642
Unbilled services	923,169	774,214
Due from related parties	10,220	39,488
Deferred income taxes, net	204,769	189,976
Other current assets	281,815	330,347

Total current assets	4,502,631	4,061,088

NON-CURRENT ASSETS:
Unbilled services	120,679	106,162
Investments	47,114	76,017
Property and equipment, net	665,946	716,504
Goodwill	179,036	167,603
Deferred income taxes, net	271,353	283,969
Other non-current assets	64,736	67,605

Total non-current assets	1,348,864	1,417,860

TOTAL ASSETS	$5,851,495	$5,478,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$52,108	$57,922
Current portion of long-term debt	2,983	5,177
Accounts payable	363,022	450,208
Deferred revenue	647,181	543,917
Accrued payroll and related benefits	1,150,280	1,139,887
Income taxes payable	631,236	459,836
Deferred income taxes, net	20,163	18,884
Other accrued liabilities	432,652	651,231

Total current liabilities	3,299,625	3,327,062

NON-CURRENT LIABILITIES:
Long-term debt	3,824	3,428
Retirement obligation	405,324	382,180
Deferred income taxes, net	26,474	16,674
Other non-current liabilities	834,365	791,582

Total non-current liabilities	1,269,987	1,193,864

MINORITY INTEREST	31,084	31,972

SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 19,868,950,000 shares authorized, 753,843,192 issued as of February 28, 2003 and August 31, 2002	845,307	845,307
Class I-A common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-B common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-C common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-D common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-E common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-F common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-G common shares, par value 1.25 euros per share, 20,000,000 shares authorized, issued and outstanding	21,739	21,739
Class I-H common shares, par value 1.25 euros per share, 25,000,000 shares authorized, issued and outstanding	27,174	27,174
Class I-I common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-J common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-K common shares, par value 1.25 euros per share, 16,050,000 shares authorized, issued and outstanding	18,074	18,074
Class I-L common shares, par value 1.25 euros per share, 5,025,720, shares authorized, issued and outstanding	5,540	5,540
Class I-M common shares, par value 1.25 euros per share, 68,626,707, shares authorized, issued and outstanding	78,398	78,398
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 470,958,308 shares issued and outstanding	529,281	529,281
Restricted share units (related to Class A common shares), 40,929,017 and 58,265,829 units issued and outstanding as of February 28, 2003 and August 31, 2002, respectively	596,414	848,218
Additional paid-in capital	2,771,366	2,944,678
Treasury shares, at cost, 48,165,008 and 54,276,582 shares at February 28, 2003 and August 31, 2002, respectively	(925,046)	(1,052,900)
Investment in Accenture Ltd Class A common shares, at cost, 6,930,977 and 13,726,885 shares at February 28, 2003 and August 31, 2002, respectively	(126,498)	(315,486)
Accenture Ltd Class A common shares owned by Share Employee Compensation Trust, at cost, 17,457,100 and 12,562,300 shares at February 28, 2003 and August 31, 2002, respectively	(300,208)	(221,110)
Retained deficit	(2,281,054)	(2,798,519)
Accumulated other comprehensive loss	(85,776)	(80,432)

Total shareholders’ equity	1,250,799	926,050

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,851,495	$5,478,948

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended February 28, 2003 and 2002

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2003	February 28, 2002	February 28, 2003	February 28, 2002
REVENUES:
Revenues before reimbursements	$2,826,196	$2,913,289	$5,756,154	$5,901,919
Reimbursements	362,827	415,148	760,316	767,840

Revenues	3,189,023	3,328,437	6,516,470	6,669,759
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	1,816,706	1,708,108	3,590,903	3,514,289
Reimbursable expenses	362,827	415,148	760,316	767,840

Cost of services	2,179,533	2,123,256	4,351,219	4,282,129
Sales and marketing	369,631	398,900	725,464	759,135
General and administrative costs	272,038	418,002	642,769	825,959

Total operating expenses	2,821,202	2,940,158	5,719,452	5,867,223

OPERATING INCOME	367,821	388,279	797,018	802,536
Gain (loss) on investments, net	1,465	(210,951)	5,270	(305,688)
Interest income	10,824	9,255	19,917	24,040
Interest expense	(4,501)	(13,774)	(11,037)	(23,544)
Other income	27,385	9,689	25,610	1,756
Equity in losses of affiliates	(9)	(12,664)	(539)	(6,463)

INCOME BEFORE TAXES	402,985	169,834	836,239	492,637
Provision for taxes	153,134	145,057	317,771	267,722

INCOME BEFORE MINORITY INTEREST	249,851	24,777	518,468	224,915
Minority interest	(1,211)	1,044	(2,710)	(577)

NET INCOME	$248,640	$25,821	$515,758	$224,338

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Six Months Ended February 28, 2003

(U.S. dollars and share amounts in thousands)

(Unaudited)

	Class I Common Shares		Class II Common Shares		Restricted Share Units Common Shares		Additional Paid-in Capital	Treasury Shares		Investment in Accenture Ltd		Investment in Accenture Ltd— SECT		Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)
	$	No. Shares	$	No. Shares	$	No. Shares		$	No. Shares	$	No. Shares	$	No. Shares			Total
Balance at August 31, 2002	$1,072,320	958,546	$529,281	470,958	$848,218	58,266	$2,944,678	$(1,052,900)	(54,277)	$(315,486)	(13,727)	$(221,110)	(12,562)	$(2,798,519)	$(80,432)	$926,050
Comprehensive income:
Net income														515,758		515,758
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustment															837	837
Foreign currency translation															(6,181)	(6,181)

Other comprehensive income (loss)															(5,344)

Comprehensive income																510,414
Income tax benefit on stock-based compensation plans							13,189									13,189
Transfer of Class I common shares to Accenture Ltd:
Employee Share Purchase Plan							(54,450)	100,653	5,188	28,574	1,188					74,777
Restricted share units					(248,829)	(17,158)	(75,871)	134,890	6,953	189,810	7,681					—
Employee stock options					(927)	(64)	(13,327)	36,637	1,888	9,237	384					31,620
Purchase of Accenture Ltd Class A common shares							(39,557)			(38,633)	(2,457)	(79,098)	(4,895)			(157,288)
Cancellation of restricted share units, net					(2,048)	(115)										(2,048)
Purchase of Accenture SCA Class I common shares							301	(144,326)	(7,917)							(144,025)
Contract termination														1,707		1,707
Minority interest							(3,597)									(3,597)

Balance at February 28, 2003	$1,072,320	958,546	$529,281	470,958	$596,414	40,929	$2,771,366	$(925,046)	(48,165)	$(126,498)	(6,931)	$(300,208)	(17,457)	$(2,281,054)	$(85,776)	$1,250,799

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

For the Six Months Ended February 28, 2003 and 2002

(In thousands of U.S. dollars)

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$515,758	$224,338

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	123,035	141,591
(Gain) loss on investments, net	(5,270)	305,688
Equity in losses of affiliates	539	6,463
(Gain) loss on disposal of property and equipment, net	(6,592)	16,821
Stock-based compensation	23,987	25,500
Deferred income taxes	8,902	(16,780)
Minority interest	2,710	577
Other items, net	(23,191)	4,988
Change in assets and liabilities—
(Increase) decrease in receivables from clients, net	(61,852)	152,161
Decrease in other current assets	21,500	5,110
Increase in unbilled services, current and non-current	(161,290)	(186,350)
Increase in other non-current assets	(942)	(628)
Decrease in accounts payable	(83,342)	(6,111)
Decrease in due from related parties	29,268	—
Increase (decrease) in deferred revenue	109,857	(291,063)
Increase in accrued payroll and related benefits	38,033	164,410
Increase (decrease) in income taxes payable	171,400	(300,078)
Decrease in other accrued liabilities	(71,455)	(78,067)
(Decrease) increase in other non-current liabilities	(19,183)	87,306

Net cash provided by operating activities	611,872	255,876

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	47,418	11,959
Proceeds from sales of property and equipment	14,859	65,718
Purchases of businesses and investments	(3,796)	(47,800)
Property and equipment additions	(78,967)	(90,815)

Net cash used in investing activities	(20,486)	(60,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of partners’ pre-incorporation income	—	(763,619)
Contract termination payment	(147,569)	—
Issuance of common shares	106,397	—
Purchase of Accenture Ltd Class A common shares	(157,288)	(124,113)
Purchase of Accenture SCA Class I common shares	(144,025)	(7,132)
Proceeds from issuance of long-term debt	919	5,544
Repayment of long-term debt	(2,800)	(513)
Proceeds from issuance of short-term bank borrowings	49,751	250,675
Repayments of short-term bank borrowings	(59,146)	(286,074)
Decrease in restricted cash of Accenture Share Employee Compensation Trust	73,857	—

Net cash used in financing activities	(279,904)	(925,232)
Effect of exchange rate changes	56,118	(18,358)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	367,600	(748,652)
CASH AND CASH EQUIVALENTS, beginning of period	1,316,976	1,880,083

CASH AND CASH EQUIVALENTS, end of period	$1,684,576	$1,131,431

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (together “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2002 included in the Company’s Current Report on Form 8-K filed with the SEC on March 26, 2003. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2003. Certain prior-period amounts have been reclassified to conform with the current-period presentation.

2.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Comprehensive income are as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net income	$248,640	$25,821	$515,758	$224,338
Foreign currency translation adjustments	(5,812)	(25,786)	(6,181)	(18,358)
Unrealized (losses) gains on marketable securities, net of reclassification adjustments	(2,112)	2,132	837	8,670

Comprehensive income	$240,716	$2,167	$510,414	$214,650

The components of Accumulated other comprehensive loss are as follows:

	February 28, 2003	August 31, 2002
Foreign currency translation adjustments	$(69,826)	$(63,645)
Unrealized losses on marketable securities	(3,385)	(4,222)
Minimum pension liability, net of tax	(12,565)	(12,565)

Accumulated other comprehensive loss	$(85,776)	$(80,432)

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

(Unaudited)

In the first quarter of fiscal 2003, we transitioned our Health Services industry group from our Financial Services operating group to our Products operating group. In addition, we changed the format of internal financial information presented to our chief executive officer to reflect changes in our internal accounting method of allocating certain costs to segments from a partner basis to a total controllable cost basis for purposes of determining segment operating income and assessing segment performance. Segment results for all periods presented were revised to reflect these changes.

Reportable Segments

Three Months Ended February 28, 2003	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$786,444	$570,249	$361,560	$642,190	$463,717	$2,036	$2,826,196
Operating income	91,653	75,718	53,583	106,512	40,355	—	367,821

Three Months Ended February 28, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$751,366	$597,414	$323,687	$712,200	$525,431	$3,191	$2,913,289
Operating income	75,582	70,377	36,046	143,798	62,476	—	388,279

Six Months Ended February 28, 2003	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$1,616,451	$1,172,171	$720,498	$1,291,808	$950,985	$4,241	$5,756,154
Operating income	183,793	173,834	120,360	229,432	89,599	—	797,018

Six Months Ended February 28, 2002	Comm. & High Tech	Financial Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$1,494,581	$1,246,781	$660,206	$1,429,369	$1,066,339	$4,643	$5,901,919
Operating income	134,789	173,338	86,792	263,604	144,013	—	802,536

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

5.    ACCENTURE SHARE EMPLOYEE COMPENSATION TRUST

As of August 31, 2002, $79,445 of previously authorized contributions to the Accenture share employee compensation trust (“SECT”) remained segregated as Restricted cash on the Company’s Consolidated Balance Sheet. During the three and six months ended February 28, 2003, the SECT purchased approximately 845,500 and 4,894,800 Accenture Ltd Class A common shares, respectively, with aggregate purchase prices totaling $14,232 and $79,098, respectively. At February 28, 2003, $5,588 continued to be available to the SECT for share purchases and is segregated as Restricted cash on the Consolidated Balance Sheet, including $5,000 of additional cash received upon the settlement of transaction fees received and expenses paid in connection with transactions undertaken by our partners under our Share Management Plan in November and December 2002.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

(Unaudited)

On February 26, 2003, Accenture Ltd’s board of directors approved an additional contribution of up to $150,000 to the SECT. Subsequently, on March 7, 2003, the Company contributed $150,000 to the SECT.

6.    RESTRUCTURING

In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. At August 31, 2002, the related liability for restructuring costs was $67,112. This liability was reduced by payments made in the three and six months ended February 28, 2003 of $9,534 and $20,644, respectively. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. The liability at February 28, 2003 was $49,579, representing the net present value of the estimated remaining obligations related to exiting operating leases.

7.    PRO FORMA IMPACT OF EMPLOYEE STOCK OPTIONS AND SHARE PURCHASE PLANS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for the Company beginning in the second quarter of fiscal 2003.

Accenture elected to follow Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options and purchase rights. No compensation expense is recognized for share purchase rights granted under its employee stock options and employee share purchase plan. Had compensation cost for the Company’s employee stock options and employee share purchase plan been determined based on fair value at the grant date consistent with SFAS 123, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
Net income as reported	$248,640	$25,821	$515,758	$224,338
Add: Stock-based compensation expense already included in net income as reported	7,206	15,584	16,665	17,705
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and share purchase plan, net of tax and minority interest	(38,850)	(77,122)	(89,844)	(138,114)

Pro forma income (loss)	$216,996	$(35,717)	$442,579	$103,929

8.    SUBSEQUENT EVENT

On March 10, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders on February 7, 2003, Accenture SCA and its wholly-owned subsidiary, Accenture International SARL, redeemed or purchased an aggregate of 5,731,030 Accenture SCA Class I shares at a price of $16.29 per share. At the same time, Accenture International SARL purchased 59,359 Accenture Canada Holdings Inc. exchangeable shares at a price of $16.29 per share. The total cash outlay for these transactions was $94,325. These transactions were undertaken pursuant to our Share Management Plan for our partners, former partners and their permitted transferees.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

(Unaudited)

9.    NEW ACCOUNTING STANDARDS

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also requires that a guarantor recognize a liability at inception of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45’s initial recognition and measurement provisions did not have a material effect on the Company’s financial statements.

The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. These disclosure provisions require a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The following is a description of arrangements which the Company is currently required to disclose in accordance with FIN 45.

As disclosed in Note 17 to the consolidated financial statements for the fiscal year ended August 31, 2002, as a result of the increase in its ownership percentage of Accenture HR Services (formerly e-peopleserve Ltd) from 50 percent to 100 percent, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002 conditional on Accenture HR Services achieving growth in revenues. As of February 28, 2003, no payments had been made and should any payments be made in the future, they will result in an increase to goodwill.

Accenture has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by Accenture under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by Accenture and dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of February 28, 2003, management was not aware of any indemnification agreements, that would require material payments.

Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” An entity is subject to the consolidation rules of FIN 46 and is referred to as a variable interest entity (“VIE”) if the entity’s equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its operations without additional subordinated financial support.

FIN 46 applies immediately to VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, an enterprise with an August 31st fiscal year end will apply the provisions beginning September 1, 2003. Additionally, FIN 46 requires disclosure of VIEs in financial statements issued after January 31, 2003 if it is

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

(Unaudited)

reasonably possible that as of the transition date: 1) the enterprise will be the primary beneficiary of an existing VIE that will require consolidation or 2) the enterprise will hold a significant variable interest in, or have significant involvement with, an existing VIE.

Accenture does not have any VIEs that it will need to consolidate or disclose.

11.    GOODWILL

All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” which does not permit amortization of goodwill. On September 1, 2002, the Company adopted the impairment provisions and disclosure requirements of SFAS 142. The Company performed the required impairment tests of goodwill as of September 1, 2002 and determined that goodwill was not impaired. Goodwill balances by segment were as follows:

	Comm. & High Tech	Financial Services	Government	Products	Resources	Total
February 28, 2003	$59,517	$38,618	$20,102	$34,893	$25,906	$179,036
August 31, 2002	$55,083	$36,544	$19,017	$32,686	$24,273	$167,603

Goodwill changes during the six months ended February 28, 2003 resulted from foreign currency translation adjustments related to non-U.S. dollar denominated goodwill.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Combined and Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Current Report on Form 8-K filed on March 26, 2003, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Current Report on Form 8-K.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Should the current significant economic downturn continue to affect our clients, it could have a material adverse effect on our results of operations.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	Our engagements with clients may not be profitable.

•	If our affiliates or alliances do not succeed, we may not be successful in implementing our growth strategy.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive. The pace of consolidation among competitors in the markets in which we operate continues, with vertical integration of hardware and software vendors and service providers becoming more prevalent. We may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract and retain employees in appropriate numbers, we will not be able to compete effectively and will not be able to grow our business.

•	Our transition to a corporate structure may adversely affect our ability to recruit, retain and motivate our partners and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. The current significant downturn continues to generate pricing pressures from our competitors and our clients that could result in permanent changes in pricing models, delivery capabilities and expectations in segments of the marketplace in which we compete.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of the share price of the Accenture Ltd Class A common shares.

•	Our strategy to position ourselves to achieve greater percentages of revenue and growth through substantial business transformational outsourcing engagements could result in higher concentrations of revenue, engagement backlogs and contributions to income being derived from smaller numbers of larger clients. As we continue to accelerate the growth of new outsourcing contracts, including business transformation outsourcing contracts, we may experience increased pressure on margins during the early stages of these contracts.

•	We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

•	Negative publicity about Bermuda companies may lead to new tax legislation that could increase our tax burden and may affect our relationships with our clients.

•	We will continue to be controlled by Accenture Ltd, which in turn will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute our shareholders’ ownership in us.

•	Accenture SCA is registered in Luxembourg, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Luxembourg law differs from the laws in effect in the United States and may afford less protection to shareholders.

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

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the productivity of our client-service workforces and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Sales and marketing expense is driven primarily by business development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client targeting, image development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage in line with changes in activity levels in our business.

We continue to experience increasing pricing pressures from competitors as well as from clients facing pressure to control costs under continuing uncertain global economic and political conditions. The pace of consolidation, as well as vertical integration, among competitors in the markets in which we operate continues to increase. We continue to see clients reduce or defer their expenditures or defer the start of work already contracted. We are continuing to monitor possible implications of the recently reported severe acute respiratory syndrome (SARS) outbreak, but at this time it is hard to quantify the impact on our business. Although new contract bookings were strong in fiscal 2002, new contract bookings for the first quarter of fiscal 2003 decreased 27% compared to the first quarter of fiscal 2002. Bookings improved in the second fiscal quarter of 2003 as compared with the first quarter of fiscal 2003; however, they decreased 27% from record new bookings for the fiscal quarter ended February 28, 2002, primarily due to booking large business transformational outsourcing orders in that quarter. The consulting and systems integration markets remain depressed due to the continuing uncertain global economic and political environment and the lack of a new wave of technology to stimulate spending. We continue to position ourselves to achieve a greater percentage of our revenue and growth through outsourcing, including business transformation outsourcing, our approach that combines outsourcing, including business process outsourcing, with our other capabilities to help clients transform key processes, applications and infrastructure to improve business performance. Outsourcing contracts typically have longer contract terms than consulting contracts and may not generate revenue or margins as quickly in the early stages of the contract. As we continue to accelerate the growth of new business transformation outsourcing contracts, we may experience increased pressure on margins during the early stages of these contracts.

As continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives that enable us to manage costs as a percentage of revenues. We aggressively plan and manage our payroll costs and headcount to meet the anticipated demand for our services, and we have implemented cost-management programs that have generally enabled us to maintain or improve consolidated operating margins, excluding one-time charges. For instance, we have increased variable compensation as a percentage of our executives’ total compensation and continue to take actions to reduce our consulting workforce, including at the executive level, in markets where both supply and demand and skill level imbalances have not been resolved, while continuing our hiring at entry-level positions. We continue to take actions to reduce our administrative and sales and marketing costs. We continue to build and use our network of delivery centers and capabilities around the world as part of a more cost-effective delivery model. The growing use of globally sourced lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins. Our cost-management initiatives may not be sufficient to maintain our consolidated operating margins if the current challenging economic and political environment continues for several quarters.

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

Segments

Our five reportable operating segments are our operating groups (formerly referred to as global market units), which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than revenues. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges. However, the current economic environment and its continuing effects on the industries served by our operating segments affect operating expenses within our operating segments to different degrees. Personnel reductions have not been taken uniformly across our operating segments in part due to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their businesses. Our segments’ shift to outsourcing engagements is not uniform and, consequently, neither are the impacts on operating group revenues caused by these transitions. Local currency fluctuations also tend to affect our operating groups differently, depending on the historical and current geographic concentrations and locations of their businesses.

In the first quarter of fiscal 2003, we transitioned our Health Services industry group from our Financial Services operating group to our Products operating group. In addition, we changed the format of internal financial information presented to our chief executive officer to reflect changes in our internal accounting method of allocating certain costs to segments from a partner basis to a total controllable cost basis for purposes of determining segment operating income and assessing segment performance. Segment results for all periods presented were revised to reflect these changes.

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

We provide variable compensation and bonuses, including performance options, to our partners and other senior employees based on our quarterly and annual results as compared to our budgets and taking into account other factors, including industry-wide results and the general economic environment. In fiscal 2003, we extended a variable component of compensation to our managers and reduced the quarterly component of variable partner cash compensation. Based on fiscal 2002 performance, we did not award performance options to partners in fiscal 2003.

Cost of Services

Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client-service personnel, the cost of subcontractors hired as part of client service teams, costs directly associated with the provision of client service, such as facilities for outsourcing contracts and the recruiting, training, personnel development and scheduling costs of our client-service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

Sales and Marketing

Sales and marketing expense is affected by economic conditions and is driven by business development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities.

General and Administrative Costs

General and administrative costs primarily include costs for non-client-service personnel, information systems and office space.

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

Minority Interest

Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners, former partners and their permitted transferees have in our subsidiary, Accenture Canada Holdings Inc. See “Business—Accenture Organizational Structure” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002. The resulting net income of Accenture SCA represents the income attributable to the shareholders of Accenture SCA. Effective January 2002, minority interest also includes immaterial amounts attributable to minority shareholders in our Avanade, Inc. subsidiary.

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

Variable Compensation

We record compensation expense for payments to be made in later fiscal periods to our partners and other senior employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded as of February 28, 2003 for variable compensation was $55 million. The following table shows variable compensation expense (benefit) for the past six fiscal quarters.

	First Quarter 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002	First Quarter 2003	Second Quarter 2003
	(in millions)
Variable Compensation	$86	$151	$8	$(140)	$17	$(6)

The benefit recorded in the second quarter of fiscal 2003 related to an adjustment to estimated payouts accrued for fiscal 2002. We did not accrue additional fiscal 2003 variable compensation expense during the second quarter of fiscal 2003. In the fourth quarter of fiscal 2002, as a result of the difficult economic environment and higher expenses partly relating to increased severance costs, we reversed $140 million of previously accrued 2002 variable partner compensation.

Operating Group Revenues

We provide services through five operating groups. The following table provides unaudited financial information for each of these operating groups.

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
	(in millions, except percentages)
Revenues:
Communications & High Tech	$786	$751	$1,617	$1,495
Financial Services	570	597	1,172	1,247
Government	362	324	720	660
Products	642	712	1,292	1,429
Resources	464	526	951	1,066
Other	2	3	4	5

Total revenues before reimbursements	2,826	2,913	5,756	5,902
Reimbursements	363	415	760	768

Total	$3,189	$3,328	$6,516	$6,670

Revenues as a percentage of total:
Communications & High Tech	25%	23%	25%	22%
Financial Services	18	18	18	19
Government	11	10	11	10
Products	20	21	20	21
Resources	15	16	14	16
Other	n/m	n/m	n/m	n/m

Total revenues before reimbursements	89	88	88	88
Reimbursements	11	12	12	12

Total	100%	100%	100%	100%

n/m = not meaningful

Geographic Information

Revenues are attributed to geographic areas based on where client services are supervised. The following table provides unaudited geographic financial information.

	Three Months Ended February 28,		Six Months Ended February 28,
	2003	2002	2003	2002
	(in millions, except percentages)
Revenues:
Americas	$1,345	$1,471	$2,738	$2,912
EMEA (1)	1,290	1,265	2,620	2,591
Asia Pacific	191	177	398	399

Total revenues before reimbursements	2,826	2,913	5,756	5,902
Reimbursements	363	415	760	768

Total	$3,189	$3,328	$6,516	$6,670

Revenues as a percentage of total:
Americas	42%	44%	42%	43%
EMEA (1)	41	38	40	39
Asia Pacific	6	6	6	6

Total revenues before reimbursements	89	88	88	88
Reimbursements	11	12	12	12

Total	100%	100%	100%	100%

(1)	EMEA includes Europe, the Middle East and Africa

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Revenues

Revenues for the three months ended February 28, 2003 were $3,189 million, a decrease of $139 million from the three months ended February 28, 2002. Revenues before reimbursements for the three months ended February 28, 2003 were $2,826 million, a decrease of $87 million, or 3%, from the three months ended February 28, 2002. In local currency terms, revenues before reimbursements for the three months ended February 28, 2003 decreased 9% from the three months ended February 28, 2002. Our revenues before reimbursements in Europe, the Middle East and Africa grew 2% in U.S. dollars and declined 13% in local currency terms, and revenues before reimbursements in the Americas decreased 9% in U.S. dollars and 6% in local currency terms. Revenues before reimbursements in Asia/Pacific grew 7% in U.S. dollars and were flat in local currency terms.

As a result of the continuing difficult global economic and political environment, clients continue to reduce or defer expenditures for consulting services, and we continue to experience pricing pressure, which has eroded our revenues. Growth in outsourcing revenues largely offset lower consulting revenues. Outsourcing revenues for the three months ended February 28, 2003 grew by 33% over the three months ended February 28, 2002, led by strong growth in Communications & High Tech and Government. Outsourcing represented 29% of revenues before reimbursements for the three months ended February 28, 2003, compared with 21% for the corresponding period last year. Consulting revenues declined by 15% from the second quarter of fiscal 2002, a slightly higher rate of decline than in the first quarter of fiscal 2003, when consulting revenue declined by 13% versus the first quarter of fiscal 2002.

Our Communications & High Tech operating group achieved revenues before reimbursements of $786 million in the three months ended February 28, 2003, an increase of 5% over the three months ended February 28, 2002, primarily due to increased revenues from large outsourcing contracts, particularly with respect to strong revenue growth with an existing communications client, which offset lower consulting revenues. Our Financial Services operating group achieved revenues before reimbursements of $570 million in the three months ended February 28, 2003, a decrease of 5% from the three months ended February 28, 2002, primarily due to the continued impact of the economic downturn on the capital markets and insurance industries. Our Government operating group achieved revenues before reimbursements of $362 million in the three months ended February 28, 2003, an increase of 12% over the three months ended February 28, 2002. This increase was primarily driven by growth in North America and Western Europe. Our Products operating group achieved revenues before reimbursements of $642 million in the three months ended February 28, 2003, a decrease of 10% from the three months ended February 28, 2002, primarily as a result of reductions in activity in our Retail industry group in Europe and in most industry groups in North America. Our Resources operating group achieved revenues before reimbursements of $464 million in the three months ended February 28, 2003, a decrease of 12% from the three months ended February 28, 2002. Growth in our Utilities industry group partly offset declines in our Chemical and Energy industry groups. The significant challenges and difficult environment that these industries are currently confronting may continue for several quarters.

Operating Expenses

Operating expenses for the three months ended February 28, 2003 were $2,821 million, a decrease of $119 million, or 4%, from the three months ended February 28, 2002 and remained constant as a percentage of revenues at 88% over the same period. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses remained constant at 87% for the three months ended February 28, 2003 and 2002.

In response to continued pricing pressures affecting our business and to the faster growth in outsourcing, where we generally experience lower margins in the early stages of contracts, we continue to focus on managing our cost structure and on anticipating and correcting supply-and-demand, skill and pay-level imbalances in our workforce. Our long-term and short-term cost-management initiatives are aimed at managing operating expenses as a percentage of revenues. Our long-term initiatives focus on global reductions in delivery and infrastructure costs. Our short-term initiatives focus on managing payroll costs, through headcount reductions and variable compensation plans, and reducing other costs, such as limiting travel and meeting costs, and reducing infrastructure and corporate expenses principally through increased hiring scrutiny and the deferral of non-critical initiatives. Our cost-management initiatives may not be sufficient to maintain our margins if current uncertain economic and political conditions continue for several quarters.

During the three months ended February 28, 2003, no variable compensation was accrued for fiscal 2003 as compared with $151 million of variable compensation expense recorded in last year’s quarter. In the second half of fiscal 2002, we recorded a benefit $132 million from the reversal of previously accrued variable compensation as a result of reducing 2002 variable compensation to approximately 35% of the 2002 planned amount due to the difficult economic environment and higher expenses partly related to increased severance costs. This benefit will not recur in the second half of fiscal 2003.

Cost of Services

Cost of services was $2,179 million in the three months ended February 28, 2003, an increase of $56 million, or 3%, over the three months ended February 28, 2002 and an increase as a percentage of revenues from 64% to 68% over the same period. Cost of services before reimbursable expenses was $1,817 million in the three months ended February 28, 2003, an increase of $109 million, or 6%, over the three months ended February 28, 2002 and increased as a percentage of revenues before reimbursements from 59% to 64% over the same period. Higher outsourcing costs of $218 million, partly offset by lower variable compensation expenses of

$108 million, primarily drove the increase over the corresponding quarter last year. Of the $218 million increase in outsourcing costs, $31 million was driven by higher payroll costs and $187 million was due to an increase in non-payroll costs.

Sales and Marketing

Sales and marketing expense was $370 million in the three months ended February 28, 2003, a decrease of $29 million, or 7%, from the three months ended February 28, 2002 and decreased as a percentage of revenues before reimbursements from 14% to 13% over the same period, reflecting $42 million of lower variable compensation expenses.

General and Administrative Costs

General and administrative costs were $272 million in the three months ended February 28, 2003, a decrease of $146 million, or 35% from the three months ended February 28, 2002, and decreased as a percentage of revenues before reimbursements from 14% to 10% over the same period. This decrease is primarily due to lower geographic facility and technology costs of $50 million, as well as $41 million of lower bad debt expense and $7 million of lower variable compensation expenses. Although we continue to manage our cost structure, we do not expect the level of expense reductions in General and administrative costs realized during the three months ended February 28, 2003 to continue at the same rate throughout the remainder of fiscal 2003.

Operating Income

Operating income was $368 million in the three months ended February 28, 2003, a decrease of $20 million, or 5% from the three months ended February 28, 2002, and remained constant as a percentage of revenues at 12% over the same period. Operating income as a percentage of revenues before reimbursements declined slightly from 13.3% in the second quarter of fiscal 2002 to 13.0% in the second quarter of fiscal 2003.

Gain (Loss) on Investments

Gain on investments totaled $1 million in the three months ended February 28, 2003, compared with a loss of $211 million in the three months ended February 28, 2002. The loss on investments in the three months ended February 28, 2002 included a charge of $212 million to recognize investment writedowns.

Other Income (Expense)

Other income (expense) was $27 million in the three months ended February 28, 2003, an increase of $18 million, or 183%, over the three months ended February 28, 2002, primarily reflecting foreign currency gains caused by the devaluation of the U.S. dollar compared with the Euro and British pound during the three months ended February 28, 2003.

Provision for Taxes

The effective tax rates for the three months ended February 28, 2003 and 2002 were 38% and 85%, respectively. Excluding the charge to write down investments, the effective tax rate for the three months ended February 28, 2002 was 38%.

Six Months Ended February 28, 2003 Compared to Six Months Ended February 28, 2002

Revenues

Revenues for the six months ended February 28, 2003 were $6,516 million, a decrease of $153 million, or 2%, from the six months ended February 28, 2002. Revenues before reimbursements for the six months ended February 28, 2003 were $5,756 million, a decrease of $146 million, or 2%, from the six months ended February 28, 2002. In local currency terms, revenues before reimbursements for the six months ended

February 28, 2003 decreased 6% from the six months ended February 28, 2002. Our revenues before reimbursements in Europe, the Middle East and Africa grew by 1% in U.S. dollars and decreased 9% in local currency terms; revenues before reimbursements in the Americas declined by 6% in U.S. dollars and 4% in local currency terms; and revenues before reimbursements in Asia/Pacific remained constant in U.S. dollars while decreasing 4% in local currency terms.

As a result of the continuing difficult global economic and political environment, clients continue to reduce or defer expenditures for consulting services, and we continue to experience pricing pressure, which has eroded our revenues. Growth in transformational outsourcing offset lower consulting revenues. Outsourcing revenues grew by 35% over the six months ended February 28, 2002, led by strong growth in our Communications & High Tech and Government operating groups. Outsourcing represented 27% of revenues before reimbursements for the six months ended February 28, 2003, compared with 20% for the corresponding period last year. Consulting revenues for the six months ended February 28, 2003 declined by 14% from the same period last year.

Our Communications & High Tech operating group achieved revenues before reimbursements of $1,617 million in the six months ended February 28, 2003, an increase of 8% over the six months ended February 28, 2002, primarily due to increased revenues from large outsourcing contracts, particularly with respect to strong revenue growth with an existing communications client in North America, which offset lower consulting revenues. Our Financial Services operating group achieved revenues before reimbursements of $1,172 million in the six months ended February 28, 2003, a decrease of 6% from the six months ended February 28, 2002, primarily due to the continued impact of the economic downturn on the capital markets and insurance industries. Our Government operating group achieved revenues before reimbursements of $720 million in the six months ended February 28, 2003, an increase of 9% over the six months ended February 28, 2002, primarily driven by strong growth in North America and Western Europe. Our Products operating group achieved revenues before reimbursements of $1,292 million in the six months ended February 28, 2003, a decrease of 10% from the six months ended February 28, 2002, primarily as a result of reductions in activity in our Retail industry group in Europe and our Health Services and Travel and Transportation industry groups in North America. Our Resources operating group achieved revenues before reimbursements of $951 million in the six months ended February 28, 2003, a decrease of 11% from the six months ended February 28, 2002. Growth in our Utilities industry group partly offset declines in all other industry groups within our Resources operating group. The significant challenges and difficult environment that these industries are currently confronting may continue for several quarters.

Operating Expenses

Operating expenses in the six months ended February 28, 2003 were $5,719 million, a decrease of $148 million, or 3%, from the six months ended February 28, 2002, and remained constant as a percentage of revenues at 88% over the same period. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses remained constant at 86% for the six months ended February 28, 2003 and 2002.

In response to continued pricing pressures affecting our business and to the faster growth in outsourcing, where we generally experience lower margins in the early stages of contracts, we continue to focus on managing our cost structure and on anticipating and correcting supply-and-demand, skill and pay-level imbalances in our workforce. Our long-term and short-term cost-management initiatives are aimed at managing operating expenses as a percentage of revenues. Our long-term initiatives focus on global reductions in delivery and infrastructure costs. Our short-term initiatives focus on managing payroll costs, through headcount reductions and variable compensation plans, and reducing other costs, such as limiting travel and meeting costs, and reducing infrastructure and corporate expenses principally through increased hiring scrutiny and the deferral of non-critical initiatives. Our cost-management initiatives may not be sufficient to maintain our margins if current uncertain economic and political conditions continue for several quarters.

During the six months ended February 28, 2003, we accrued $17 million of variable compensation for fiscal 2003 as compared with $237 million of variable compensation expense recorded in the first half of fiscal 2002.

In the second half of fiscal 2002, we recorded a benefit of $132 million from the reversal of previously accrued variable compensation as a result of reducing 2002 variable compensation to approximately 35% of the 2002 planned amount due to the difficult economic environment and higher expenses partly related to increased severance costs. This benefit will not recur in the second half of fiscal 2003.

Cost of Services

Cost of services was $4,351 million in the six months ended February 28, 2003, an increase of $69 million, or 2%, over the six months ended February 28, 2002 and an increase as a percentage of revenues from 64% to 67% over the same period. Cost of services before reimbursable expenses was $3,591 million in the six months ended February 28, 2003, an increase of $77 million, or 2%, over the six months ended February 28, 2002 and an increase as a percentage of revenues before reimbursements from 60% to 62% over the same period. The primary driver of the increase in cost of services was higher outsourcing costs of $378 million, which were largely offset by lower employee compensation costs resulting from lower variable compensation expenses of $156 million and reduced headcount.

Sales and Marketing

Sales and marketing expense was $725 million in the six months ended February 28, 2003, a decrease of $34 million, or 4%, from the six months ended February 28, 2002, reflecting lower variable compensation expense of $61 million. As a percentage of revenues before reimbursements, sales and marketing expense remained constant at 13% for the six months ended February 28, 2003 and 2002.

General and Administrative Costs

General and administrative costs were $643 million in the six months ended February 28, 2003, a decrease of $183 million, or 22% from the six months ended February 28, 2002, and decreased as a percentage of revenues before reimbursements from 14% to 11% over the same period. Key drivers of the decline were geographic facility and technology expense reductions of $85 million, lower bad debt expenses of $61 million and lower variable compensation expenses of $9 million. Although we continue to manage our cost structure, we do not expect the level of expense reductions in General and administrative costs realized during the six months ended February 28, 2003 to continue at the same rate throughout the remainder of fiscal 2003.

Operating Income

Operating income was $797 million in the six months ended February 28, 2003, a decrease of $6 million, or 1%, from the six months ended February 28, 2002, and remained constant as a percentage of revenues at 12% over the same period. Operating income as a percentage of revenues before reimbursements remained constant at 14% for the six months ended February 28, 2003 and 2002.

Gain (Loss) on Investments

Gains on investments totaled $5 million for the six months ended February 28, 2003, compared with a loss on investments of $306 million for the six months ended February 28, 2002. This loss included a charge of $212 million recorded in the second quarter of fiscal 2002 for investment writedowns and other-than-temporary impairment writedowns of $90 million recorded in the first quarter of fiscal 2002.

Other Income (Expense)

Other income (expense) was $26 million in the six months ended February 28, 2003, an increase of $24 million over the six months ended February 28, 2002, primarily reflecting foreign currency gains caused by the devaluation of the U.S. dollar compared with the Euro and British pound.

Provision for Taxes

The effective tax rates for the six months ended February 28, 2003 and 2002 were 38% and 54%, respectively. Excluding the charge to write down investments, the effective tax rate for the six months ended February 28, 2002 was 38%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow from operations, debt capacity available under various credit facilities and available cash reserves. Cash flows generated by operating activities in the six months ended February 28, 2003 totaled $612 million. Cash and cash equivalents were $1,685 million at February 28, 2003 and total debt was $59 million. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services or solutions;

•	respond to competitive pressures; or

•	facilitate share dispositions by our partners, former partners and their permitted transferees pursuant to our Share Management Plan and certain purchases from our other employees.

For a more detailed description of our Share Management Plan, see the information under the heading “Certain Transactions and Relationships” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

At February 28, 2003, our balance of cash and cash equivalents was $1,685 million, an increase of $368 million, or 28%, from August 31, 2002. The increase is largely attributable to cash provided by operations, proceeds from the issuance of Accenture Ltd Class A common shares to employees and proceeds from the sale of investments. These inflows were partially offset by share repurchases, a contract termination payment to Arthur Andersen LLP and property and equipment additions.

Net cash provided by operating activities was $612 million in the six months ended February 28, 2003, an increase of $356 million from the six months ended February 28, 2002, primarily due to lower net income tax payments. Operating cash benefited from a decrease in net client balances (receivables, unbilled services and deferred revenue combined), however, this was offset by reductions in accrued payroll, accounts payable and other liabilities. In the six months ended February 28, 2002, operating cash flow was significantly reduced by income tax payments related to the Company’s initial corporate tax year ended August 31, 2001 and its transition to a corporate structure on May 31, 2001. In October 2002, we paid Arthur Andersen LLP $190 million in conjunction with the termination of all services and facility contracts subsequent to our final arbitration award in August 2000 and in settlement of all related matters with Arthur Andersen LLP and other Arthur Andersen firms. A portion of this payment reduced net cash provided by operating activities by $42 million.

Net cash used in investing activities was $20 million in the six months ended February 28, 2003, compared with $61 million of cash used in investment activities in the prior-year period. A decrease in proceeds from sales of property and equipment was largely offset by proceeds from sales of our minority interests in our investment portfolio in fiscal 2003 and lower capital spending on property and equipment and businesses in 2003. The reduction in capital spending for businesses reflects the acquisition of Accenture HR Services (formerly e-peopleserve Ltd.) in the prior-year period.

Net cash used in financing activities was $280 million in the six months ended February 28, 2003, a decrease of $645 million from the six months ended February 28, 2002, that was primarily due to pre-incorporation earnings distributions of $764 million to our partners in the prior-year period. For the six months ended February 28, 2003, cash used in financing activities included $301 million of Class A and Class I common share repurchases and $148 million of the $190 million payment to Arthur Andersen LLP described above. These payments were partially offset by proceeds of $106 million from the issuance of Class A common shares under the Company’s employee share purchase and employee share incentive plans and a $74 million decrease in the restricted cash of our Share Employee Compensation Trust.

We have two syndicated credit facilities, each of $537.5 million, providing unsecured, revolving borrowing capacity for general working capital purposes. The facilities consist of 364 day and three-year committed facilities. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets and (2) maintain a debt-to-cash flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of February 28, 2003, we had no borrowings under either facility and $71 million in letters of credit outstanding under the three-year facility.

We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of February 28, 2003, these facilities provided for up to $384 million of local currency financing in countries that cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of February 28, 2003, amounts available under these lines of credit facilities totaled $187 million. At February 28, 2003, we had $32 million outstanding under these various facilities and $20 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

During the six months ended February 28, 2003 and 2002, we made $79 million and $91 million in capital expenditures, respectively, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We currently expect that our capital expenditures in fiscal 2003 will approximate fiscal 2002 spending levels.

In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of February 28, 2003 and August 31, 2002, $298 million and $265 million were outstanding for 32 and 25 clients, respectively. As of February 28, 2003, $177 million was included in current unbilled services and $121 million was included in non-current unbilled services. As of August 31, 2002, $159 million was included in current unbilled services and $106 million was included in non-current unbilled services on our Consolidated Balance Sheet.

Accenture SCA’s shareholders’ equity includes investments in Accenture Ltd Class A common shares. The Accenture share employee compensation trust (“SECT”) made repurchases of 4,894,800 Accenture Ltd Class A common shares totaling $79 million in the six months ended February 28, 2003. At February 28, 2003, the SECT had an additional $6 million available for share repurchases, which is segregated as Restricted cash on the Consolidated Balance Sheet, including $5 million of additional cash received upon the settlement of transaction fees received and expenses paid in connection with transactions undertaken by our partners under our Share Management Plan in November and December 2002. In addition, on February 26, 2003, Accenture Ltd’s board of directors approved an additional contribution of up to $150 million to the SECT. Subsequently, on March 7, 2003, the Company contributed $150 million to the SECT.

In addition to our ongoing open-market share repurchases, we expect to redeem or purchase certain Class A and Class I common shares pursuant to our Share Management Plan. In November 2002, Accenture Ltd’s board of directors granted additional discretionary authority to a committee of officers to utilize a portion of $600 million previously authorized for acquisitions of shares from partners, former partners and their permitted transferees for acquisitions of certain Class A common shares previously awarded to employees pursuant to restricted share units issued in connection with our initial public offering, provided appropriate local regulatory approvals are first obtained to permit such acquisitions. In January 2003, we began offering this program in most countries in which we operate, including the United States. Of the $600 million share repurchase authorization, $154 million had been utilized and $446 million remained available for share repurchase at February 28, 2003.

On March 10, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders on February 7, 2003, Accenture SCA and its wholly-owned subsidiary, Accenture International SARL, redeemed or purchased an aggregate of 5,731,030 Accenture SCA Class I common shares at a price of $16.29 per share. At the same time, Accenture International SARL purchased 59,359 Accenture Canada Holdings Inc. exchangeable shares at a price of $16.29 per share. The total cash outlay for these transactions was $94,325. These transactions were undertaken pursuant to our Share Management Plan for our partners, former partners and their permitted transferees.

Obligations and Commitments

As of February 28, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt	$6,807	$2,983	$3,824	$—	$—
Operating leases	1,964,072	233,860	389,979	276,289	1,063,944
Training facility services agreement	122,466	40,799	55,667	26,000	—
Retirement obligations	326,375	38,489	68,798	39,169	179,919

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2002, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s Annual Report on Form 10-K for the fiscal year then ended. During the six months ended February 28, 2003, there were no material changes in our market risk exposure.

Newly Issued Accounting Standards

In June 2002, the FASB issued SFAS 146,“Accounting for Costs Associated with Exit or Disposal Activities.” Exit or disposal activities addressed by the standard include one-time involuntary employee termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. SFAS 146 requires that a liability for costs associated with exit or disposal activities to be recognized and measured at fair value only when the liability has been incurred, generally the “communication date” for one-time termination benefits and the contract termination or “cease use date” for contract costs. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, and thus we adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not materially affect our results of operations or financial condition.

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

(b) Based on the current knowledge of the chief executive officer and chief financial officer of Accenture, including information from recent inquiries of officers responsible for establishing and maintaining disclosure controls and procedures and other personnel, there have been no significant changes made, or significant deficiencies or material weaknesses identified in Accenture’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation identified in the previous paragraph. Implementation of the transition of certain of our business and financial systems to new platforms is ongoing. We continue to monitor resource and personnel requirements to ensure that our internal controls are not adversely affected during this transition.

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

As described under “Legal Proceedings” in Accenture Ltd’s Form 10-Q for the quarter ended May 31, 2002, we had previously signed agreements with the lead plaintiffs in the Houston class actions on behalf of shareholders and employees of Enron extending any statute of limitations or similar deadlines by which we had to be added as a party to such lawsuits. In March 2003, we entered into extensions of these tolling agreements in order to permit the settlement described below to be completed and approved. These lawsuits all involved allegations concerning the auditing and other services provided by separate and independent Arthur Andersen firms, and we originally entered into the tolling agreements so that we would have time to inform the plaintiffs that adding us as a defendant in such actions would be misdirected and without merit. Subsequently, Andersen Worldwide and certain Arthur Andersen firms entered into an agreement to settle all claims and disputes in these lawsuits. Although we were not a party to this agreement, we have confirmed that, under the terms of the proposed settlement with the class plaintiffs, Accenture will be released from all claims that were brought, or might have been brought, by these plaintiff groups once the settlement is finally approved by the court. The settlement is subject to normal contingencies, including the negotiation of a definitive agreement and final approval by the federal court in Houston.

We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 13, 2002 and January 13, January 19 and February 21, 2003, Accenture SCA and its subsidiaries transferred an aggregate of 7,662,514 Class I common shares to Accenture Ltd in connection with the issuance by Accenture Ltd of 7,662,514 of its Class A common shares. These Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve any public officering.

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

During the quarter ended February 28, 2003, no report on Form 8-K was filed by the Registrant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 14, 2003 by the undersigned, thereunto duly authorized.

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

Dated: April 14, 2003

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

/s/ HARRY L. YOU
Chief Financial Officer (principal financial and accounting officer)

Dated: April 14, 2003