Form 10-K
period 2003-08-31
ACCENTURE SCA
filed 2003-11-19
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ____________ to ____________

Commission File Number: 000-49713

ACCENTURE SCA
(Exact name of Registrant as specified in its charter)

Luxembourg (State or other jurisdiction of incorporation or organization)	98-0351796 (I.R.S. Employer Identification No.)

1 rue Guillaume Kroll
L-1882 Luxembourg
(Address of principal executive offices)

(352) 26 42 35 00
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Class I common shares, par value €1.25 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☒  No  ☐

     The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on February 28, 2003 was approximately $10.8 billion dollars based on the closing price of the Accenture Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $15.34 per share, for which the Registrant’s Class I common shares, par value €1.25 per share, are redeemable. There is no established public trading market for the Registrant’s Class I common shares.

     The number of shares of the Registrant’s Class I common shares, par value €1.25 per share, outstanding as of October 31, 2003 was 889,480,662 (which number does not include 81,812,792 issued shares held by subsidiaries of the Registrant).

     Portions of the Annual Report on Form 10-K of Accenture Ltd, the general partner of the Registrant, filed on November 18, 2003, are incorporated by reference in Part II.

PART I

Disclosure Regarding Forward-Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled “Business — Risk Factors.”

Available Information

          We do not maintain a website, so we do not make our filings available by website. We will provide, however, free of charge to any person who makes a request, electronic or printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). You may find, however, reports relating to our shares filed under Section 16(a) of the Exchange Act, by the directors and officers of Accenture Ltd, our general partner, on the Investor Relations section of its website at http://www.accenture.com/investor. We do not have a separate code of business ethics for Accenture SCA, nor do we have a board of directors or officers. All persons acting on our behalf, including the directors and executive officers of our general partner, Accenture Ltd, are subject to the terms of the Accenture Ltd Code of Business Ethics, a copy of which can be accessed on the Investor Relations section of Accenture Ltd’s website. Any amendments to, or waivers granted to the directors or officers of Accenture Ltd from a provision of the Accenture Ltd Code of Business Ethics will be disclosed, under existing Accenture Ltd policy, through the Investor Relations section of Accenture Ltd’s website. Requests for all materials should be made to the Investor Relations group of Accenture Ltd, 1235 Avenue of the Americas, 18th Floor, New York, New York 10105, telephone +1 877.ACN.5659 in the United States and Puerto Rico, +1.703.797.1711 outside the United States and Puerto Rico, fax +1.917.527.6126, email: investor.relations@accenture.com.

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

ITEM 1.   BUSINESS

Overview

          Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations. We had approximately $11.82 billion of revenues before reimbursements for fiscal 2003. As of August 31, 2003, we had more than 83,000 employees based in over 110 offices in 48 countries delivering to our clients a wide range of management consulting, technology and outsourcing services and solutions. We operate globally with one common brand and business model designed to enable us to serve our clients on a consistent basis around the world. We work with clients of all sizes and have extensive relationships with the world’s leading companies and governments.

          Our leading position results from the fact that we are one of the largest management consulting, technology services and outsourcing companies in the world in terms of number of employees, industries served and revenues. Based on our knowledge of our business and the business of our competitors, we believe that few other organizations provide as broad a range of management consulting, technology services and outsourcing solutions to as many industries in as many geographic markets as we do.

          Our business consists of using our industry and business-process knowledge, our service offering expertise and our insight into and access to existing and emerging technologies to identify new business and technology trends and formulate and implement solutions for clients under demanding time constraints. We help clients identify and enter new markets, increase revenues in existing markets, improve operational performance and deliver their products and services more effectively and efficiently.

Management Consulting, Technology and Outsourcing Services and Solutions

          Our business is structured around five operating groups, which together comprise 18 industry groups serving clients in every major industry. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more-standardized capabilities that we offer to multiple clients.

          Our capability groups, business process outsourcing (“BPO”) businesses and technology businesses are the innovation engines through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to our delivery of solutions to our clients.

          Our two capability groups, Business Consulting and Technology & Outsourcing, develop and deliver a full spectrum of services and solutions that address business opportunities and challenges common across industries. The subject matter experts within our capability groups support the industry experts working within our operating groups. Our Technology & Outsourcing capability group also manages our alliances with technology companies and oversees our intellectual property program.

          Our BPO businesses provide function-specific and/or industry-specific business services to multiple clients on an outsourced basis through standard operating models. Our technology businesses provide specialized technology and infrastructure capabilities focused on particular technology platforms, such as Microsoft Windows and .NET, as well as technology infrastructures designed from Accenture-owned-and-operated capabilities.

          Client engagement teams typically consist of industry experts, capability specialists and professionals with local market knowledge. Our client teams are complemented by professionals in our delivery centers, who capture replicable components of methodologies and technologies to create client solutions quickly, predictably and cost-effectively.

Operating Groups

          The following table shows the organization of our five operating groups and their 18 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. For certain historical financial information regarding our operating groups, please see Footnote 18 (Segment Reporting) to our consolidated financial statements below under “Financial Statements and Supplementary Data.”

Operating Groups

Communications	Financial
& High Tech	Services	Products	Resources	Government

• Communications • Electronics & High Tech • Media & Entertainment	• Banking • Capital Markets • Insurance	• Automotive • Health Services • Industrial Equipment • Pharmaceuticals & Medical Products • Retail & Consumer • Transportation & Travel Services	• Chemicals • Energy • Forest Products • Metals & Mining • Utilities	• Government

     Communications & High Tech

          We are a leading provider of management consulting, technology, BPO and new-business development services and solutions to the communications, high technology, media and entertainment industries. We help our clients achieve the results made possible by the convergence of computing, content and communications. Examples of our services and solutions include the application of mobile technology, advanced communications network optimization, broadband and Internet protocol solutions as well as systems integration, customer care and workforce transformation services. In support of these services, we have developed an array of assets, methodologies and research facilities to demonstrate how new technologies can be applied in new and innovative ways to enhance our clients’ business performance.

          Our Communications & High Tech operating group comprises the following industry groups:

•	Communications. Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications companies. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles.

•	Electronics & High Tech. Our Electronics & High Tech industry group serves the aerospace, defense, consumer electronics, software, semiconductor, high technology manufacturing and network equipment industries. This industry group provides services in areas such as electronic commerce and strategy, enterprise resource management, customer relationship management and supply chain management.

•	Media & Entertainment. Our Media & Entertainment industry group serves entertainment (television, music and movie), print and publishing companies. Professionals in this industry group provide a wide array of services, including digital content solutions designed to help companies effectively manage and distribute content across numerous media channels.

     Financial Services

          Our Financial Services operating group focuses on the opportunities created by our clients’ need to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more seamless and interconnected industry model. We help clients meet these challenges through a variety of services and solutions, including outsourcing strategies to increase cost efficiency and transform businesses, and customer-relationship-management initiatives that enable them to acquire new customers, retain profitable customers and improve their cross-selling capabilities.

          Our Financial Services operating group comprises the following industry groups:

•	Banking. Our Banking industry group works with traditional retail and commercial banks, diversified financial enterprises and a variety of niche players and innovators. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, comply with new regulatory initiatives, and leverage new technologies and distribution channels.

•	Capital Markets. As the reinvention of the securities industry continues, our Capital Markets industry group helps investment banks, broker/dealers, asset management firms, depositories, clearing organizations and exchanges improve operational efficiency and transform their businesses to remain competitive.

•	Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, develop Internet insurance businesses and improve the quality and consistency of risk selection decisions. Our Insurance industry group has also developed a claims management capability that enables insurers to provide better customer service while optimizing claims costs. And, through Solutions Assurance Vie (“S.A.V.”), one of Accenture’s BPO businesses, we provide a variety of outsourced solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth.

     Products

          Our Products operating group comprises the following industry groups: Automotive, Health Services, Industrial Equipment, Pharmaceuticals & Medical Products, Retail & Consumer, and Transportation & Travel Services.

•	Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement solutions focused on customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•	Health Services. Our Health Services industry group serves integrated health care providers, health insurers, managed care organizations, biotech and life sciences companies and policy-making authorities. We are helping our clients in the health plan and health insurance areas in North America accelerate their businesses by connecting consumers, physicians and other stakeholders through electronic commerce. In Europe, we are helping create new connections between governments, physicians and insurers.

•	Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiency by improving processes and leveraging technology. We also work with clients to generate value from strategic mergers and acquisitions. Our Industrial Equipment industry group also develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•	Pharmaceuticals & Medical Products. Our Pharmaceuticals & Medical Products industry group serves pharmaceuticals, biotechnology, medical products and other industry-related companies. With knowledge in discovery, development, manufacturing, supply chain, and sales and marketing issues, we help companies identify and exploit opportunities for value creation, such as reducing the time required to develop and deliver new drugs to market through process improvements and implementation of technology. Our Pharmaceuticals & Medical Products industry group also helps clients integrate new discovery technologies, realize the potential of genomics and biotechnology, become more patient-centric and create new business models that deliver medical breakthroughs more rapidly.

•	Retail & Consumer. Our Retail & Consumer industry group serves a wide spectrum of retailers and consumer goods companies, including supermarkets, specialty premium retailers and large mass-merchandise discounters, as well as food, beverage, tobacco, household products, cosmetics and apparel companies. This industry group adds value to companies through innovative service offerings that address, among other things, new ways of reaching the retail trade and consumers through precision consumer marketing, maximizing brand synergies and cost reductions in mergers and acquisitions, improving supply chain efficiencies through collaborative commerce business models, and enhancing the efficiency of their internal operations.

•	Transportation & Travel Services. Our Transportation & Travel Services industry group serves companies in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses. And through Navitaire, Inc., one of Accenture’s BPO businesses, we provide airlines with reservations, revenue accounting and revenue management services on an outsourced basis.

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

          Our Resources operating group comprises the following industry groups:

•	Chemicals. Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and life science companies. We also have long-term outsourcing contracts with many of the industry leaders.

•	Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. Key areas of focus include helping clients to optimize production, manage the hydrocarbon supply chain, streamline retail operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and to exploit cross-industry synergies.

•	Forest Products. The Forest Products industry group helps our clients in the lumber, pulp, papermaking, converting and packaging segments of the industry develop and implement new business strategies, manage complex change initiatives, and integrate processes and technologies to improve business performance.

•	Metals & Mining. Our Metals & Mining industry group serves clients in metals industry segments ranging from steel and aluminum to copper, zinc and precious metals. We help clients develop innovative business strategies, redesign business processes, exploit technologies and improve their organizational performance and value.

•	Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. Our work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to global deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, supply chain optimization, and trading and risk management. In addition, through Accenture Business Services for Utilities, one of Accenture’s BPO businesses, we provide outsourced customer-care services to utilities, municipalities and retail energy companies in North America.

     Government

          As the world’s largest employers, governments face the challenge of improving the efficiency of their service delivery by creating new citizen-centric business models that leverage the power of new technologies. Our Government operating group works with government agencies in 24 countries, helping them transform to meet the demands of citizens and businesses. We typically work with defense, revenue, human services, justice, postal, education and electoral authorities, and our clients are national, provincial or state-level government organizations, as well as cities and other municipalities.

          We advise on, implement and in some cases operate government services, enabling our clients to use their resources more efficiently and to deliver citizen-centric services. We are also working with clients to transform their back-office operations, build Web interfaces and enable services to be delivered over the Internet. And, as governments are pressed to operate at higher levels with reduced resources, Accenture is introducing innovative contract models from the private sector that are becoming increasingly popular with governments. For instance, Accenture pioneered Public Sector Value, a patent-pending approach that enables governments to measure outcomes and make decisions that directly improve citizen satisfaction, much as public-sector companies measure shareholder value to enhance the value they deliver to shareholders.

          In addition, through Accenture eDemocracy Services, one of Accenture’s BPO businesses, we provide comprehensive election services that help governments manage, build and deploy election solutions, reduce time to deployment and mitigate the risks associated with the election process.

Capability Groups

          Our two capability groups, Business Consulting and Technology & Outsourcing, develop and deliver a full spectrum of services and solutions that address business opportunities and challenges common across industries. The professionals dedicated full-time to our capability groups help develop knowledge and assets for clients across all of the industries we serve.

     Business Consulting Capability Group

          Our Business Consulting capability group comprises five service lines and two solution units. The five Business Consulting service lines are Customer Relationship Management, Finance & Performance Management, Human Performance, Strategy & Business Architecture and Supply Chain Management. Our two Business Consulting solution units are Accenture Customer Contact Solutions and Accenture Procurement Solutions; these solution units are responsible for creating, managing and growing certain BPO capabilities before they reach the mature stage of development in terms of client base, opportunities, and sales and execution capability.

•	Customer Relationship Management. The professionals in our Customer Relationship Management service line help companies acquire, develop and retain more profitable customer relationships. We offer a full range of innovative capabilities that address every aspect of customer relationship management, including marketing, direct sales, customer service and field support. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based on that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. Together with our alliance partners, we bring these skills to our clients to help them increase the value of their customer relationships and enhance the economic value of their brands.

•	Finance & Performance Management. The professionals in our Finance & Performance Management service line work with our clients’ finance and business unit executives to develop financial transaction processing, risk management and business performance reporting capabilities. Among the services we provide are strategic consulting with regard to the design and structure of the finance function, particularly acquisition and post-merger integration, the establishment of shared service centers, and the configuration of enterprise resource planning platforms for streamlining transaction processing. Our professionals, who often leverage the resources of our Accenture Finance Solutions BPO business, work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions. Our finance capability services also address pricing and yield management, billing, credit risk and collection effectiveness, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, and performance reporting solutions.

•	Human Performance. The professionals in our Human Performance service line work with clients to solve human performance issues that are crucial to operational success, including recruiting and motivating key employees and management. Our integrated approach provides human resources, knowledge management, and learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs. Professionals in our Human Performance service line, who often work closely with professionals in our Accenture Learning and Accenture HR Services BPO businesses, help companies and governments reduce employees’ time to competency, increase knowledge retention, lower the costs of administering complex training content, and manage multiple learning delivery vehicles and vendors.

•	Strategy & Business Architecture. The professionals in our Strategy & Business Architecture service line work with individuals at the highest levels of our clients’ organizations to help them strike the right balance between delivering current earnings and investing for the future. Our Strategy & Business Architecture professionals deliver independent, fact-based analyses that identify value-led strategies and solutions in shareholder value analysis, mergers and acquisitions, alliances and partnerships, corporate governance, marketing strategy, the strategic use of technology, optimization of information technology investments, and transformational programs where information technology is a significant component. In addition, our professionals analyze current and emerging market trends to help clients identify new business opportunities.

•	Supply Chain Management. The professionals in our Supply Chain Management service line help clients across a broad range of industries to plan and implement innovative operating models that support strategies to enhance revenues, reduce costs, increase asset productivity and improve customer service. Our professionals combine their skills and leading-edge approaches to sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and new solutions — such as supply chain and outsourcing, service parts management, radio frequency identification (RFID) technologies and supply chain education — to help our clients improve their operational performance.

•	Accenture Customer Contact Solutions. The professionals in our Accenture Customer Contact Solutions solution unit deliver an end-to-end customer relationship management solution that uses advanced technologies and business process innovations to help clients revitalize sales and service capabilities. We help clients increase revenues while reducing the cost of sales and service by targeting five critical dimensions of customer interaction: executing marketing and customer strategy; building and integrating deep customer-insight capabilities; transforming customer contact and self-service capabilities; implementing high-performance operating models; and leveraging global labor sourcing strategies.

•	Accenture Procurement Solutions. The professionals in our Accenture Procurement Solutions solution unit provide a comprehensive range of procurement services that are tightly integrated with Accenture consulting capabilities. We help clients quickly realize significant cost savings, effectively control expenditures and make better business decisions via improved management visibility and accountability. Our solutions include strategic sourcing, procurement effectiveness, compliance and electronic procurement solutions.

     Technology & Outsourcing Capability Group

          Our Technology & Outsourcing capability group comprises four service lines: Technology & Research, Global Business Solutions, Global Technology Solutions, and Outsourcing & Infrastructure Delivery. The group also manages our alliances with technology companies and oversees our intellectual property program.

          The four Technology & Outsourcing service lines are responsible for developing and delivering our full suite of technology and outsourcing capabilities. Client engagements typically incorporate professionals from several or all of these service lines, with the specific resources being used at a given time dependent on the requirements of the specific phase of each project.

•	Technology & Research. Our Technology & Research service line comprises two main components, one focusing on designing, building and deploying complex technology solutions for clients; and the other focusing on technology research and development. Professionals in the former provide specialized capabilities that focus on particular technology platforms, such as Microsoft.NET and J2EE, as well as on supporting technology architectures. This group has expertise and capabilities in a wide range of areas, including infrastructure planning and transformation; security; operations management; network management; and mobility and messaging. These professionals also maintain and enhance Accenture’s methods, tools and architectures for building technology-based solutions in an efficient, predictable and cost-effective manner. The Technology & Research service line also includes Accenture Technology Labs, a dedicated technology research and development organization that identifies and develops new technologies that we believe will be drivers of our clients’ growth and will enable clients to be first to market with a unique capability or service offering.

•	Global Business Solutions. Professionals in our Global Business Solutions service line design, build and deploy complex industry-specific, reusable and scalable solutions that typically integrate business processes, technology and human-performance components. The group leads all of our packaged development efforts around applications suites such as SAP, PeopleSoft, Siebel and Oracle, among others. Our Global Business Solutions professionals have expertise and capabilities in a wide range of areas, including enterprise resource planning, enterprise integration, data warehousing and pre-packaged business solution delivery.

•	Global Technology Solutions. Our Global Technology Solutions service line comprises specialists who build, deploy and maintain technology-based solutions, focusing on application development, systems administration work and software maintenance. Working in concert with the other service lines within Accenture, Global Technology Solutions professionals apply a systematic approach to solutions delivery that capitalizes on proven repeatable processes, methods, tools and architectures. They also possess deep expertise on a range of hardware and software technologies. The Global Technology Solutions service line includes Avanade, Inc., our technology business that focuses on large-scale technology integration based on Microsoft’s enterprise platform. Combining Microsoft’s understanding of operating platforms and technologies with our experience in delivering solutions to our clients, Avanade, Inc. capitalizes on the advanced capabilities of the Microsoft Windows and .NET platforms to build customized, scalable solutions for complex electronic business and enterprise infrastructures.

•	Outsourcing & Infrastructure Delivery. Professionals in our Outsourcing and Infrastructure Delivery service line provide full-service outsourcing solutions, from technology infrastructure to applications and business process outsourcing. Services offered include communications; technical support; desktop management and mobility; messaging and collaboration; hosting; applications development and management; and delivery services for both customized and industrialized business process outsourcing solutions.

Alliances

          Alliances are central to our strategy, our client service business, and the way we deliver value to our clients. We have more than 100 sales and delivery alliances with companies whose capabilities complement our own, either by enhancing a service offering, delivering a new technology, or helping us extend our services to new geographies. By combining our alliance partners’ products and services together with our own capabilities and expertise, we create innovative, high-value business solutions for our clients.

          Due to the highly focused nature of these business relationships, some alliances are specifically aligned with one of our service lines, adding skills, technology and insights that are applicable across many of the industries we serve. Other alliances extend and enhance our offerings specific to a single industry group. Our alliances help us to sell and deliver innovative solutions far faster than we could do alone.

          Almost all of our alliances are non-exclusive. While individual alliance agreements do not involve direct payments to us that are material to our business, overall our alliance relationships generate revenues for us in the form of consulting services for implementing our alliance partners’ products and our related services.

BPO Businesses

          We continue to position ourselves to achieve a greater percentage of our revenues and growth through outsourcing, including BPO. We work with clients to develop and deliver business process innovations that transform their businesses or deliver higher performance levels at lower costs. To date, we have created eight BPO businesses, each providing services directly to clients through separate, dedicated delivery teams and, in some cases, through separate subsidiaries. Each of these BPO businesses provides function-specific and/or industry-specific business services to multiple clients on an outsourced basis through standard operating models. Some of our BPO businesses offer services to clients across many industries, while others offer services only to clients in a specific industry.

          Our function-specific BPO businesses, which serve clients in numerous industries, currently are Accenture Finance Solutions, Accenture HR Services, Accenture Learning and Connection to eBay. Our industry-specific BPO businesses currently are Accenture Business Services for Utilities, Accenture eDemocracy Services, Navitaire, Inc. and S.A.V.

     Accenture HR Services

          Our Accenture HR Services business provides outsourced human resources services to global enterprises seeking higher levels of employee performance, productivity and satisfaction at a lower cost. With a network of resources service centers and self-service delivery tools such as Web-based technology, Accenture HR Services offers efficient, secure, integrated human resources services across the employee lifecycle, from recruitment to payroll to pensions, providing large organizations with more efficient and effective human resources management systems.

     Accenture Learning

          Accenture Learning works with companies and governments to provide outsourced transformational learning solutions that cover all areas of a client’s learning needs, including learning delivery, processes and technologies, as well as multi-language delivery and content. Accenture Learning helps clients improve the productivity and performance of their workforces by reducing employees’ time to competency, increasing knowledge retention, lowering the costs of administering complex training content, and managing multiple learning delivery vehicles and vendors.

     Accenture Finance Solutions

          Accenture Finance Solutions provides outsourced financial management services to help clients streamline financial management, improve working capital and cash flow, and deliver permanent cost savings from operational activities. Professionals in this BPO business provide finance operations, applications management, financial accounting and management reporting services that help clients transform their finance organizations from internal cost centers to client-focused service providers. We also leverage our global network of Accenture delivery centers to bring our high-volume transaction processing capabilities and extensive experience in financial shared services to enhance clients’ service capabilities.

     Connection to eBay

          Connection to eBay is an end-to-end service we created that enables large resellers to liquidate unsold inventory by building a significant sales channel on eBay. Connection to eBay customers are able to tap into eBay’s vast marketplace and operate an additional, efficient online channel, quickly and cost effectively, without having to change their internal processes and organizations. Developed with assistance from eBay, the Connection to eBay service offers capabilities ranging from listing management and customer support to warehousing and logistics management. By increasing efficiencies in the listing, sales and order-management processes, Connection to eBay can help sellers earn greater revenues than through traditional liquidation channels.

     Accenture Business Services for Utilities

          Accenture Business Services for Utilities offers a full suite of outsourced business services to utilities across North America to help them respond to the challenges of rising customer-service costs, inefficient operations and demands for better service at reduced costs. Among the business services we provide are customer care, finance and accounting, human resources, supply chain and information technology, as well as facilities and field services. We leverage our industry experience and network to provide clients with high-quality business services at significantly enhanced service levels while improving their cost structures.

     Accenture eDemocracy Services

          Accenture eDemocracy Services combines Accenture’s experience in elections process consulting with our recently acquired assets of election.com, a global election software and services company, to provide a comprehensive suite of services to election agencies and private-sector entities around the world. For public agencies we provide strategy and planning, program management, election systems management, voter registration systems development, and transformational outsourcing services and solutions to help them manage, build and deploy election solutions, reduce time to deployment and mitigate the risks associated with the election process. For private-sector entities — including corporations, business and professional associations, unions and cooperatives — we operate an Internet voting service that enables these clients to run Internet elections in multiple geographies and languages.

     Solutions Assurance Vie (S.A.V.)

          Our S.A.V. subsidiary provides outsourced life insurance policy design and management services to help insurers accelerate the marketing of life insurance products. S.A.V. provides high-volume transaction processing capabilities and has extensive experience in the insurance market in enhancing clients’ service capabilities.

     Navitaire, Inc.

          Our Navitaire, Inc. subsidiary offers a full range of business services to the airline industry, including reservations, direct ticket distribution, revenue protection, decision support, passenger revenue accounting and revenue management services. Through its application service provider (ASP) delivery model, Navitaire, Inc. offers industry-leading applications with reduced implementation time and risk, ensured operational reliability, and cost-effective fee structures. Navitaire, Inc.’s customer base includes more than 40 airlines worldwide, including some of the world’s largest airlines as well as a growing number of low-fare and midsize airlines.

Strategic Delivery Approach

          Our global strategic delivery approach emphasizes quality, reduced risk, speed to market and predictability. Our ultimate goal is to deliver price-competitive solutions and services that improve performance. One of our key strengths is our ability to create and capture replicable components of processes, methodologies, tools and technology assets that we can use to create tailored solutions for our clients in a cost-effective manner and under demanding time constraints. Our global network of more than 40 delivery centers — facilities where teams of Accenture professionals use these proven assets to create business and technology solutions for clients — enhance our ability to capitalize on a vast array of methodologies, tools and technology to deliver value to our clients. Client teams use these centers to deliver comprehensive, large-scale and customized solutions in less time than would be required to build them from the ground up. Our delivery centers improve the efficiency of our engagement teams through the reuse of solution designs, infrastructure and software, and by leveraging the experience of delivery center professionals. Reuse also increases solution longevity and reduces delivery risks and application maintenance.

Research and Innovation

          We are committed to developing leading-edge ideas. We believe that research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research to help create, commercialize and disseminate innovative business strategies and technology. Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. We spent $250 million, $235 million and $271 million on research and development in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, primarily through our operating groups and our capability groups to develop market-ready solutions for our clients. We also promote the creation of knowledge capital and thought leadership through the Accenture Technology Labs and the Accenture Institute for High Performance Business (formerly known as the Accenture Institute for Strategic Change).

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

          Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA (“Accenture Canada Holdings”). Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares, which entitle their holders to vote at Accenture Ltd shareholders’ meetings but do not carry any economic rights.

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

          Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. In addition, each of our partners in the United States, Australia and Norway has agreed that we may cause that partner to exchange that partner’s Accenture SCA Class I common shares for Accenture Ltd Class A common shares on a one-for-one basis if Accenture Ltd holds more than 40% of the issued share capital of Accenture SCA and we receive a satisfactory opinion from counsel or a professional tax advisor that such exchange should be without tax cost to that partner. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). We have been advised by our legal advisors in Luxembourg that there is no relevant legal precedent in Luxembourg quantifying or defining the term “de minimis.” In the event that a question arises in this regard, we expect that management will interpret “de minimis” in light of the facts and circumstances existing at the time in question. At this time, Accenture Ltd does not intend to hold any material assets other than its interest in Accenture

SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment and will disclose any change in its intentions that could affect this ratio. In order to maintain Accenture Ltd’s economic interest in Accenture SCA, Accenture Ltd will acquire additional Accenture SCA common shares each time it issues additional Accenture Ltd Class A common shares.

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

          Accenture Ltd may, at its option, redeem any Class X common share for a redemption price equal to the par value of the Class X common share, or $0.0000225 per share. Accenture Ltd may not, however, redeem any Class X common share of a person who is a party to the Accenture Ltd Voting Agreement if such redemption would reduce the number of Class X common shares held by that person to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares held by that person, as the case may be. Accenture Ltd will redeem Accenture Ltd Class X common shares upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares outstanding. See “Certain Transactions — Accenture Ltd Voting Agreement” in the Annual Report on Form 10-K of Accenture Ltd, which is incorporated by reference in Item 13 of this Annual Report on Form 10-K for a description of the material terms of that agreement.

Prior Relationship with Andersen Worldwide and Arthur Andersen Firms

          As a result of a restructuring in 1989, the predecessors to many of what are now our subsidiaries became legally separate and distinct from all Arthur Andersen firms. In August 2000, following an arbitration proceeding we initiated in 1997, the arbitration tribunal terminated all remaining contractual relationships with Andersen Worldwide and all Arthur Andersen firms. On January 1, 2001, we began to conduct business under the name Accenture. See “Certain Transactions and Relationships—Prior Relationship with Andersen Worldwide and Arthur Andersen Firms” in the Annual Report on Form 10-K of Accenture Ltd, which is incorporated by reference in Item 13 of this Annual Report on Form 10-K.

Employees

          Our most important asset is our people. We are deeply committed to the development of our employees. Each professional receives extensive and focused technical and managerial skills development training appropriate to his or her career with us. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance review system and a competitive compensation philosophy that rewards individual performance and teamwork. We strive to maintain a work environment that reinforces our historic partnership culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that this partnership culture has fostered.

          As of August 31, 2003, we had more than 83,000 employees worldwide. Currently approximately 2,300 of our employees are partners.

Competition

          We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. Our clients typically retain us on a non-exclusive basis. In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide. Our competitors include global information technology service firms offering a full range of consulting and outsourcing services, as well as consulting services firms, information technology services providers and application service providers. Additionally, customers in the markets we serve continue to be receptive to engaging smaller service providers with numerous geographic, service or industry-specific niches.

          Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governmental organizations and other large enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	innovative service and product offerings;

•	perceived ability to add value;

•	reputation and client references;

•	price;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	quality of services and solutions;

•	focus on achieving results on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

Intellectual Property

          Our success has resulted in part from our proprietary methodologies, software, reusable knowledge capital, assets and other intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements as well as upon trade secret, copyright, patent and trademark laws to protect our intellectual property rights and the rights of third parties from whom we license intellectual property. We have promulgated policies related to confidentiality and ownership and to the use and protection of Accenture’s and third parties’ intellectual property, and we also enter into agreements with our employees as appropriate.

          We recognize the value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. As of the end of fiscal 2003, we had 969 patent applications currently pending in the United States and other jurisdictions and have been issued 111 U.S. patents and 40 non-U.S. patents in, among others, the following areas: goal-based educational simulation; virtual call centers; hybrid telecommunications networks; development architecture frameworks; emotion-based voice processing; mobile communications networks; location-based information filtering; and computerized multimedia asset systems. We will continue to vigorously identify, create, harvest and protect our intellectual property.

Risk Factors

Risks That Relate to Our Business

Our results of operations are materially affected by economic conditions, levels of business activity and levels of change in the industries we serve.

          Uncertain global economic and political conditions continue to affect many of our clients’ businesses and many clients continue to reduce or defer expenditures for consulting services. In addition, our business tends to lag behind economic cycles and, consequently, the benefits of any economic recovery to our business may take longer to realize. We continue to experience pricing pressures, which are eroding our revenues. Further deterioration of global economic or political conditions could increase these effects.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

          Our success depends, in part, on our ability to develop and implement management consulting, technology and outsourcing services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements.

          Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. The growth in the use of technology slows down in challenging economic environments. There is currently no significant new technology wave to stimulate spending. Use of new technology for commerce generally requires the understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that may make some of their existing personnel, processes and infrastructure obsolete.

We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

          As a professional services firm, we depend to a large extent on our relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we employ, it may be more damaging in our business than in other businesses. Moreover, if we fail to meet our contractual obligations or fail to disclose our financial or other arrangements with our alliance partners, we could be subject to legal liability or loss of client relationships. Our exposure to legal liability may be increased in the case of outsourcing contracts in which we become more involved in our clients’ operations. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the solutions we develop, but these provisions may not protect us or may not be enforceable in all cases.

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

          Unexpected costs or delays could make our contracts unprofitable. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. While the risks associated with all of these types of contracts are often similar, an increasing number of outsourcing contracts entailing the coordination of operations, diverse geographic and competency workforces and geographically distributed service centers further complicate the delivery of our services and increase the magnitude of these risks. When making proposals for engagements, we estimate the costs and timing for completing the projects. These estimates reflect our best judgment regarding the efficiencies of our methodologies and professionals as we plan to deploy them on projects. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

          Under many of our contracts, the payment of some or all of our fees is conditioned upon our performance. We are increasingly moving away from contracts that are priced solely on a time-and-materials basis and toward contracts that also include incentives related to factors such as costs incurred, benefits produced, goals attained and adherence to schedule. For example, we are entering into an increasing number of outsourcing contracts, including business transformation outsourcing contracts, under which payment of all or a portion of our fees is contingent upon our clients meeting revenue-enhancement, cost-saving or other contractually defined goals which are increasing in complexity and often dependent in some measure on our clients’ actual levels of business activity. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition some or all of our fees on our ability to deliver these defined goals. The trend to include greater incentives in our contracts related to additional revenues generated, costs incurred, benefits produced or our adherence to schedule may increase the variability in revenues and margins earned on such contracts.

          Our contracts can be terminated by our clients with short notice. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. A majority of our consulting engagements are less than 12 months in duration. While our accounting systems identify the duration of our engagements, these systems do not track whether contracts can be terminated upon short notice and without penalty. However, we estimate that the majority of our contracts can be terminated by our clients with short notice and without significant penalty. The advance notice of termination required for contracts of shorter duration and lower revenues is typically 30 days. Longer-term, larger and more complex contracts generally require a longer notice period for termination and may include an early termination charge to be paid to us. Additionally, large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner.

          We may fail to collect amounts extended to clients. In limited circumstances we extend financing to our clients, which we may fail to collect. A client must meet established criteria to receive financing, and any significant extension of credit requires approval by senior levels of our management. We had extended $336 million of such financing as of August 31, 2003.

If our alliances do not succeed, we may not be successful in implementing our growth strategy.

          Our alliances are an important component of our growth strategy. If these relationships do not succeed, we may fail to obtain the benefits we hope to derive from these endeavors. Similarly, we may be adversely affected by the failure of one or more of our alliances, which could lead to reduced marketing exposure, diminished sales and a decreased ability to develop and gain access to solutions. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from forming closer or preferred arrangements with our competitors. Poor performance or failures of our alliances could have a material adverse impact on our growth strategy, which, in turn, could adversely affect our financial condition and results of operations.

Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

          We have offices in 48 countries around the world. In fiscal 2003, approximately 48% of our revenues before reimbursements were attributable to our activities in the Americas, 45% were attributable to our activities in Europe, the Middle East and Africa, and 7% were attributable to our activities in the Asia/Pacific region. As a result, we are subject to a number of risks, including:

•	the absence in some jurisdictions of effective laws to protect our intellectual property rights;

•	multiple and possibly overlapping and conflicting laws;

•	restrictions on the movement of cash;

•	the burdens of complying with a wide variety of national and local laws;

•	political instability;

•	currency exchange rate fluctuations;

•	longer payment cycles;

•	restrictions on the import and export of certain technologies;

•	price controls or restrictions on exchange of foreign currencies; and

•	trade barriers.

The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond in a timely manner.

          The pace of consolidation among our competitors continues, with vertical integration of hardware and software vendors and service providers continuing. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. Larger and better-capitalized competitors have enhanced abilities to compete for both clients and skilled professionals. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins. Historically, we have not relied to any material degree on mergers or acquisitions to increase our market share, revenues, number of market offerings or scope of services. We intend to consider acquisitions that are financially and operationally compatible with our business. Our limited experience with mergers and acquisitions could affect our ability to efficiently consummate and/or integrate acquisitions into our ongoing operations. Any of these circumstances could have an adverse effect on our revenues and profit margin or our ability to aggressively grow our business.

If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

          Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to grow our business. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

          We continue to extend a variable component of compensation, the payment of which is dependent upon our performance, to larger proportions of our global workforce. Due in part to the continuing difficult global economic environment, this has resulted, and could continue to result, in decreases in the total cash compensation received by many of our employees. We are also expanding the use of equity-based incentives as a component of our senior executives’ variable compensation, which may also affect the amount of cash compensation these senior executives receive. While we adjust compensation levels in individual geographic markets to reflect market forces, including the demand for technical talent, we may have to adjust our compensation levels or adopt different methods of compensation in certain markets in order to attract and retain appropriate numbers of employees with the diverse skills we need to grow our business and to motivate these employees’ performance. Doing so could adversely affect our operating margins.

          Additionally, our partners at the time of our transition to a corporate structure received our equity in lieu of the interests in the partnerships and corporations that they previously held. Their ownership of this equity is not dependent upon their continued employment. There is no guarantee that the non-competition agreements we have entered into with our partners are sufficiently broad to prevent them from leaving us for our competitors or other opportunities or that these agreements will be enforceable in all cases.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

          Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions may offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.

          Depending on the circumstances, we may be required to grant a specific client greater rights in intellectual property developed in connection with an engagement than we otherwise generally do, in which case we would seek to cross license the use of the intellectual property. However, in very limited situations, we forego rights to the use of intellectual property we help create, which limits our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

          Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and our profitability will suffer. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors;

•	our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods;

•	the use of globally sourced, lower-cost service delivery capabilities by our competitors and our clients; and

•	general economic and political conditions.

          Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of our hiring cycle;

•	our ability to transition employees from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our workforces; and

•	our ability to manage attrition.

          Our profitability is also a function of our ability to control our costs and improve our efficiency. As the continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost-reduction initiatives, which focus primarily on reducing variable costs, may not be sufficient to deal with all pressures on our pricing and utilization rates. Our long-term cost-reduction initiatives, which focus on global reductions in infrastructure and other costs, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing number of geographically distributed delivery centers. As we increase the number of our professionals and execute our strategies for growth, we may not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency.

          Despite increased cost savings, including reduced variable compensation and severance costs, we may continue to experience erosion of operating income as a percentage of revenues before reimbursements if present trends continue.

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

          Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in the share price of the Accenture Ltd Class A common shares. The factors that are likely to cause these variations are:

•	seasonality, including number of workdays and holiday and summer vacations;

•	the business decisions of our clients regarding the use of our services;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing engagements;

•	the stage of completion of existing projects and/or their termination;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including personnel costs, support-services costs and severance costs;

•	acquisition and integration costs related to possible acquisitions of other businesses;

•	changes in, or the application of changes in, accounting principles or pronouncements under accounting principles generally accepted in the United States, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals and payments of variable compensation to our employees; and

•	global economic and political conditions and related risks, including acts of terrorism.

We continue to position ourselves to achieve greater percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models. As we continue to accelerate the growth of new outsourcing contracts, we may experience increased pressure on our overall margins during the early stages of these contracts.

          We continue to position ourselves to achieve a greater percentage of our revenues and growth through business transformation outsourcing, our approach that combines outsourcing, including business process outsourcing, with our other capabilities to help clients transform key processes, applications and infrastructure to improve business performance. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models.

          Outsourcing contracts typically have longer contract terms than consulting contracts and may have lower margins and not generate revenues as quickly in the early stages of the contract. The typical length of our outsourcing contracts is three to 10 years. Generally we begin to recognize revenues within six months after beginning work on these contracts. As we continue to accelerate the growth of new outsourcing contracts, including BPO contracts, we may experience increased pressure on our overall margins during the early stages of these contracts.

On certain complex engagements where we partner with others, clients are increasingly demanding that we guarantee the performance of our business partners whom we do not control. New accounting pronouncements may also affect when and how we report revenues associated with certain engagements.

          Some engagements are complex and may require unique structures and alliances to meet client demands. We will continue to manage liabilities or risks on such engagements through rigorous transaction review, but we expect that clients may increasingly demand that we assume certain additional contractual obligations and potential, but reimbursable, liabilities for the performance of our business partners whom we do not control. These liabilities may be subject to the disclosure, recognition and measurement provisions of recently issued Financial Accounting Standards Board Interpretation No. 45.

          In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle.

          Effective September 1, 2003, we adopted Issue 00-21 on a prospective basis and began accounting for all new contracts in accordance with Issue 00-21, potentially changing the timing of revenues recognition and affecting margins in some situations, depending on our ability to structure contracts to accommodate the requirements of Issue 00-21. We will continue to account for contracts signed on or before August 31, 2003, under the previous accounting principles generally accepted in the United States.

We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

          We may be named as a defendant in lawsuits arising from audits or other services provided by Arthur Andersen firms as a result of concerns of plaintiffs as to the current legal and financial situation of Arthur Andersen LLP and the breakup of the global network of Arthur Andersen firms. Such actions would be based on misconceptions about the nature of our past relationship with Arthur Andersen LLP and the other Arthur Andersen firms. We may be more likely to be named in these lawsuits if Arthur Andersen firms are, or are perceived to be, unable to satisfy judgments against them for any reason. If commenced, litigation of this nature could divert management time and attention and we could incur defense costs that we might not be able to recover from Arthur Andersen LLP and other Arthur Andersen firms under existing indemnification agreements, given the financial condition of Arthur Andersen LLP and the breakup of the global network of Arthur Andersen firms.

Negative publicity about Bermuda companies, such as our parent, Accenture Ltd, may lead to new tax or other legislation that could increase our tax burden and may affect our relationships with our clients.

          Members of the U.S. Congress have introduced legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. It is possible that legislation enacted in this area could reduce the tax benefits of our structure and materially increase our future tax burden, or otherwise adversely affect our business. Other legislative proposals, if enacted, could limit or even prohibit our eligibility to be awarded U.S. government contracts in the future. In addition, similar state legislative proposals, if enacted, could adversely affect our eligibility to be awarded U.S. state government contracts in the future. We are unable to predict with any level of certainty the likelihood or final form in which any proposed legislation might become law or the nature of regulations that may be promulgated under any such future legislative enactments. As a result of these uncertainties, we are unable to assess the impact on us of any proposed legislation in this area. In addition, there have recently been negative comments regarding Bermuda companies, such as our parent, Accenture Ltd, in the media. This negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of the negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with a Bermuda company, such as Accenture Ltd.

Risks That Relate to Ownership of Our Class I Common Shares

We will continue to be controlled by Accenture Ltd, which in turn will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

          As the general partner of Accenture SCA and as a result of Accenture Ltd’s majority voting interest in Accenture SCA, Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements. As of October 31, 2003, our partners owned or controlled shares representing, in the aggregate, a 45% voting interest in Accenture Ltd. These shares are subject to a voting agreement, which requires our partners to vote as a group with respect to all matters submitted to shareholders. Our partners’ voting interest in Accenture Ltd may increase to the extent additional employees we name as partners are required to become parties to the voting agreement and/or our partners receive additional equity.

          As long as our partners continue to own or control a significant block of voting rights, they will control us. This enables them, without the consent of the other shareholders, to:

•	elect Accenture Ltd’s board of directors and remove directors;

•	control our management and policies;

•	determine the outcome of most corporate transactions or other matters submitted to the Accenture Ltd shareholders for approval, including mergers, amalgamations and the sale of all or substantially all of our assets; and

•	act in their own interests as partners, which may conflict with or not be the same as the interests of shareholders who are not partners.

          Furthermore, as a result of a partner matters agreement, our partners will continue to have influence with respect to a variety of matters over which neither shareholders nor employees of a public company typically have input. Under the partner matters agreement our partners:

•	have, since our initial public offering, selected five partner nominees for membership on the board of directors of Accenture Ltd as well as their replacements, should any of these partner-nominated directors fail to complete their specified terms of office;

•	will make a non-binding recommendation to the board of directors of Accenture Ltd through a committee of partners regarding the selection of a chief executive officer of Accenture Ltd in the event a new chief executive officer needs to be appointed within the first four years after our initial public offering;

•	vote on new partner admissions;

•	approve the partners’ income plan as described below; and

•	hold non-binding votes with respect to any decision to eliminate or materially change the current practice of allocating partner compensation on a relative, or “unit,” basis.

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

•	As of October 31, 2003, substantially all of the Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares still held by our partners, former partners and certain of their permitted transferees and previously received in connection with our transition to a corporate structure were directly or indirectly subject to the provisions of a voting agreement and/or a transfer rights agreement that permit sales by our partners and our former partners in increasing amounts over seven years beginning July 24, 2002 and/or other contractually agreed transfer restrictions of comparable durations. Equity awards received by partners under Accenture’s share incentive plan after our transition to a corporate structure, while not subject to the transfer restrictions of the voting agreement and the transfer rights agreement, are subject to vesting and/or delivery on various deferred schedules. Current and former partners, and their permitted transferees, holding as of October 31, 2003 an aggregate of more than 577,500,000 Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares, including substantially all of such shares remaining directly or indirectly subject to the transfer restrictions applicable to partners and former partners under the voting agreement and/or the transfer rights agreement, have separately agreed not to transfer any equity interests in Accenture acquired from Accenture until July 24, 2005, except for sales in transactions approved by Accenture. We expect that all of our employees who become partners in the future will agree to these separate July 24, 2005 transfer restrictions. While the transfer restrictions in the voting agreement and the transfer rights agreement will continue to apply, such transfer restrictions will be waived to permit Accenture-approved transactions. From time to time, pursuant to the terms of the voting agreement and/or transfer rights agreement, we may also approve limited relief from the existing share transfer restrictions for specified partners or groups of partners in connection with particular retirement, employment and severance arrangements that we determine to be important to the execution of our business strategy. After July 24, 2005, however, only the provisions of the voting agreement and/or the transfer rights agreement, as well as the deferred vesting and/or delivery schedules that govern equity awards under Accenture’s share incentive plan and other agreements with permitted transferees, will apply. Commencing in the first quarter of fiscal 2003, we began affording partners and former partners and their permitted transferees who have agreed not to transfer their equity interests in Accenture until July 24, 2005 except in specified Accenture-approved transactions with regular opportunities to sell or redeem their shares. These transactions have included sales of Accenture Ltd Class A common shares in accordance with the manner of sale provisions of Rule 144 under the Securities Act by the holders of these shares, as well as redemptions and purchases by Accenture of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares from the holders of those shares. These redemptions and purchases, to date, have been at ratable volume levels and equivalent price levels with the sales of the Class A common shares. We expect to continue to enable these partner share transactions. We also expect that such partners and former partners and their permitted transferees will be permitted to transfer shares in connection with future underwritten public offerings or private placements. The contractual restrictions on transfer described in this paragraph may not be enforceable in all cases.

•	In addition, as of October 24, 2003, 46,968,386 Class A common shares underlying restricted share units generally were scheduled to be delivered during the calendar year indicated below:

Number of Shares	Calendar Year

11,375	2003
19,731,488	2004
2,862,262	2005
2,898,899	2006
2,792,584	2007
2,881,791	2008
7,673,442	2009
8,116,545	After 2009

The delivery of some of these shares may be deferred based on elections made by the holders. Deliveries of shares in calendar year 2004 include shares to be delivered in connection with all remaining restricted share units granted to our non-partner level employees in connection with our initial public offering.

29,677,789 of all Accenture Ltd Class A common shares issuable pursuant to these restricted share units underlay restricted share units granted to current and former partners, and we expect that, to the extent delivered prior to July 24, 2005, substantially all of these Class A common shares will be subject to the contractual transfer restrictions lasting until July 24, 2005 described above. Class A common shares delivered pursuant to restricted share units granted to our non-partner employees and non-employee directors are not subject to contractual restrictions on transfer.

•	In addition, as of October 24, 2003, 77,397,262 Accenture Ltd Class A common shares were issuable pursuant to options, of which options to purchase an aggregate of 29,893,132 Class A common shares were exercisable and options to purchase an aggregate of 47,504,130 Class A common shares generally will become exercisable during the calendar year indicated below:

Number of Shares	Calendar Year

52,670	2003
19,525,035	2004
19,074,963	2005
5,344,662	2006
3,506,800	After 2006

14,749,140 of all Accenture Ltd Class A common shares issuable pursuant to these options were issuable pursuant to options that have been granted to current and former partners, and we expect that, to the extent purchased prior to July 24, 2005, substantially all of these Class A common shares will be subject to the contractual transfer restrictions lasting until July 24, 2005 described above. Class A common shares delivered under options granted to our non-partner employees and non-employee directors are not subject to contractual restrictions on transfer. The options that become exercisable in calendar year 2004 and 2005 include options that were issued to our employees in connection with our initial public offering.

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

          Any additional capital raised through the sale of equity may dilute shareholders’ ownership percentage in us. Furthermore, any additional financing we may need may not be available on terms favorable to us, or at all.

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

ITEM 2.   PROPERTIES

          We have major offices in the world’s leading business centers, including New York, Chicago, Dallas, Los Angeles, San Francisco, London, Frankfurt, Madrid, Milan, Paris, Sydney and Tokyo. In total, we have more than 110 offices in 48 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

ITEM 3.   LEGAL PROCEEDINGS

          We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

          As described under “Legal Proceedings” in our Form 10-Q for the quarter ended May 31, 2002, we had previously signed and extended agreements with the lead plaintiffs in the Houston class actions on behalf of shareholders and employees of Enron extending any statute of limitations or similar deadlines by which we had to be added as a party to such lawsuits. These lawsuits all involved allegations concerning the auditing and other services provided by separate and independent Arthur Andersen firms, and we originally entered into the tolling agreements so that we would have time to inform the plaintiffs that adding us as a defendant in such actions would be misdirected and without merit. Subsequently, Andersen Worldwide and certain Arthur Andersen firms entered into an agreement to settle all claims and disputes in these lawsuits. On November 7, 2003, the federal court in Houston approved the settlement and the settlement is now final. Although we were not a party to the settlement agreement, under the terms of the final settlement with the class plaintiffs, Accenture was released from all claims that were brought by these plaintiff groups.

          As previously reported in July 2003, we became aware of an incident of possible noncompliance with the Foreign Corrupt Practices Act and/or with Accenture’s internal controls in connection with certain of Accenture’s operations in the Middle East. We have voluntarily reported the incident to the appropriate authorities in the United States. The SEC has advised us it will be undertaking an informal investigation of this incident and it is also under review by the U.S. Department of Justice. We do not believe that this incident will have any material impact on our results of operations or financial condition.

          We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2003.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

          We are obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share. Accenture SCA may, at its option, pay for this redemption price with cash generally in an amount equal to the market price of an Accenture Ltd Class A common share at the time of redemption or by delivering Accenture Ltd Class A common shares on a one-for-one basis. See “Business — Accenture Organizational Structure.”

Price Range of Accenture Ltd Class A Common Shares

     Trading in the Accenture Ltd Class A common shares commenced on the New York Stock Exchange on July 19, 2001 under the symbol “ACN.” The table below sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Class A common shares as reported by the New York Stock Exchange.

	Price Range

	High	Low

Fiscal Year 2002
First Quarter	$22.75	$11.61
Second Quarter	$28.34	$22.50
Third Quarter	$30.50	$19.50
Fourth Quarter	$20.99	$13.70

Fiscal Year 2003
First Quarter	$19.65	$11.30
Second Quarter	$20.47	$14.48
Third Quarter	$17.54	$13.45
Fourth Quarter	$22.00	$16.25

Fiscal Year 2004
First Quarter through October 31, 2003	$24.00	$21.17

     The closing sale price of Accenture Ltd Class A common shares as reported by the New York Stock Exchange consolidated tape as of October 31, 2003 was $23.40. As of October 31, 2003, there were 2,432 holders of record of the Class A common shares.

     As of October 31, 2003, there were 1,895 holders of record of the Accenture SCA Class I common shares and Accenture Ltd was the sole holder of record of the Accenture SCA Class II common shares.

Dividend Policy

     Neither Accenture Ltd nor Accenture SCA has paid any cash dividends. We currently do not anticipate that Accenture Ltd or Accenture SCA will pay dividends.

     We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Accenture Ltd and Accenture SCA to pay dividends.

     Future dividends on the Accenture Ltd Class A common shares, if any, will be at the discretion of its board of directors and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

     Over the last three years, Accenture SCA and its subsidiaries transferred an aggregate of 31,651,323 Class I common shares to Accenture Ltd in connection with the issuance by Accenture Ltd of 31,651,323 of its Class A common shares. These Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transactions did not involve any public offering.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data have been presented on a historical cost basis for all periods presented. The data as of August 31, 2003 and 2002 and for the years ended August 31, 2003, 2002 and 2001 are derived from the audited historical financial statements and related notes which are included elsewhere in this report. The data as of August 31, 2001, 2000 and 1999 and for the years ended August 31, 2000 and 1999 are derived from audited historical financial statements and related notes which are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this report.

	Year Ended August 31,

	2003	2002	2001	2000	1999

	(in millions, except share and per share amounts)
Income Statement Data:
Revenues:
Revenues before reimbursements	$11,818	$11,574	$11,444	$9,752	$9,550
Reimbursements	1,579	1,531	1,618	1,579	1,326

Revenues	13,397	13,105	13,062	11,331	10,876
Operating expenses:
Cost of services:*
Cost of services before reimbursable expenses*	7,508	6,897	6,199	5,486	5,457
Reimbursable expenses	1,579	1,531	1,618	1,579	1,326

Cost of services*	9,087	8,428	7,817	7,065	6,783
Sales and marketing*	1,459	1,566	1,217	883	790
General and administrative costs*	1,300	1,616	1,516	1,296	1,271
Restructuring, reorganization and rebranding costs	—	111	849	—	—
Restricted share unit-based compensation	—	—	967	—	—

Total operating expenses*	11,846	11,720	12,366	9,245	8,844

Operating income*	1,551	1,385	696	2,086	2,032
Gain (loss) on investments, net	10	(321)	107	573	92
Interest income	41	46	80	67	60
Interest expense	(21)	(49)	(43)	(24)	(27)
Other income (expense)	32	15	17	51	(5)
Equity in losses of affiliates	—	(9)	(61)	(47)	(6)

Income before taxes*	1,613	1,068	795	2,707	2,146
Provision for taxes (1)	566	491	503	243	123

Income before minority interest and accounting change*	1,047	576	292	2,464	2,023
Minority interest	(7)	(3)	8	—	—

Income before accounting change*	1,040	579	300	2,464	2,023
Cumulative effect of accounting change	—	—	188	—	—

Partnership income before partner distributions* (2)				$2,464	$2,023

Net income*	$1,040	$579	$488

	As of August 31,

	2003	2002	2001	2000	1999

	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$2,332	$1,317	$1,880	$1,271	$1,111
Working capital	1,686	725	401	1,015	913
Total assets	6,459	5,479	6,061	5,451	4,615
Long-term debt	14	3	1	99	127
Total partners’ capital	—	—	—	2,368	2,208
Shareholders’ equity	1,644	926	685	—	—

*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.
(1)	For periods ended on or prior to May 31, 2001, we operated through partnerships in many countries. Therefore, we generally were not subject to income taxes in those countries. Taxes related to income earned by our partnerships were the responsibility of the individual partners. In other countries, we operated through corporations, and in these circumstances we were subject to income taxes.
(2)	Partnership income before partner distributions is not comparable to net income of a corporation similarly determined. Partnership income for periods ended on or prior to May 31, 2001 is not executive compensation in the customary sense because partnership income is comprised of distributions of current earnings. Accordingly, compensation and benefits for services rendered by partners have not been reflected as an expense in our historical financial statements for periods prior to May 31, 2001.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the sections of this Annual Report on Form 10-K entitled “Disclosure Regarding Forward-Looking Statements” and “Risk Factors.”

     We use the terms “Accenture,” “we,” “our Company,” “our,” and “us” in this report to refer to Accenture SCA and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2003” or “fiscal year 2003” means the 12-month period that ended on August 31, 2003. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

     Our results of operations are affected by the economic conditions, levels of business activity and levels of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these technological and market changes early in their cycles is a key driver of our performance.

     Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar has resulted in favorable currency translation and increased our reported revenues in fiscal 2003 as compared with fiscal 2002 and fiscal 2001. A reversal of this trend could reduce reported revenues in future quarters. Revenues for fiscal 2003 were $13,397 million, an increase of $292 million, or 2%, over fiscal 2002. Revenues before reimbursements for fiscal 2003 were $11,818 million, an increase of $244 million, or 2%, over fiscal 2002 in U.S. dollars. In local currency terms, revenues before reimbursements in fiscal 2003 decreased 4% from fiscal 2002.

     The market for consulting, including technology integration services, remained depressed during fiscal 2003 due to the continuing uncertain global economic and political environment and the lack of a significant new wave of technology to stimulate spending. New contract bookings for fiscal 2003 remained strong at $16,142 million and were slightly higher than fiscal 2002 new bookings of $16,114 million, with consulting bookings decreasing 6% and outsourcing bookings increasing 8%.

     We continue to position ourselves to achieve a greater percentage of our revenues and growth through outsourcing, including business transformation outsourcing, our approach that combines outsourcing, including business process outsourcing, with our other capabilities to help clients transform key processes to improve business performance. Outsourcing contracts typically have longer contract terms than consulting contracts and may not generate revenues as quickly in the early stages of the contract.

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

     The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the chargeability or utilization of our client-service workforces and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business.

     Clients continue to reduce or defer their expenditures or defer the start of work already contracted. As continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services as operating expenses can be significantly affected by variable compensation and severance costs. For instance, in fiscal 2003 we increased variable compensation as a percentage of our executives’ total compensation and continued to take actions to reduce our consulting workforce, including at the executive level, in markets where both supply and demand and skill-level imbalances had not been resolved, while continuing to hire at entry-level positions. We continue to build and use our network of delivery centers and capabilities around the world as part of a more cost-effective delivery model.

     Gross margins (revenues less cost of services) decreased to 36.5% of revenues before reimbursements in fiscal 2003 from 40.4% in fiscal 2002. This decrease resulted primarily from the shift in our mix of business toward outsourcing and from pricing pressures. Outsourcing contracts generally have lower gross margins than consulting contracts, particularly in the first year of new outsourcing contracts. These factors more than offset the favorable effects of other cost savings, including lower variable compensation costs.

     Our cost-management initiatives continue to produce improved efficiencies in sales and marketing and general and administrative costs. As a result of these initiatives, sales and marketing and general and administrative costs decreased as a percentage of revenues before reimbursements from 27% for fiscal 2002 to 23% for fiscal 2003. Cost-management initiatives generally were sufficient to offset reductions in gross margins and to maintain our operating income as a percentage of revenues before reimbursements for fiscal 2003. Year over year, operating income as a percentage of revenues before reimbursements increased to 13.1% for fiscal 2003 from 12.0% for fiscal 2002. In fiscal 2002, restructuring costs of $111 million related to the consolidation of certain office facilities around the world reduced operating income as a percentage of revenues before reimbursements from 12.9% to 12.0%. Despite the year-over-year increase, we could experience erosion of operating income as a percentage of revenues before reimbursements if we incur additional restructuring costs and/or gross margins continue to decline and if cost-management initiatives are insufficient to offset additional restructuring costs or declines in gross margins.

   Presentation

     Prior to May 31, 2001, we operated as a series of related partnerships and corporations under the control of our partners, and our partners generally participated in profits, rather than receiving salaries. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect any compensation or benefit costs for services rendered by our partners. Following our transition to a corporate structure, operating expenses have included partner compensation, which consists of salary, variable cash compensation, restricted share compensation, stock options and benefits. Similarly, in periods when we operated primarily in the form of partnerships, our partners paid income tax on their shares of the partnerships’ income. Therefore, our historical financial statements for periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Since our transition to a corporate structure, we have been subject to corporate tax on our income.

   Segments

     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than is revenues. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges. However, the current economic environment and its continuing effects on the industries served by our operating segments affect operating expenses within our operating segments to different degrees. Personnel reductions have not been taken uniformly across our operating segments, due in part to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their businesses. The shift to outsourcing engagements is not uniform among our operating groups and, consequently, neither is the impact on operating group revenues caused by these transitions. Local currency fluctuations also tend to affect our operating groups differently, depending on the historical and current geographic concentrations and locations of their businesses.

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

   Bookings and Backlog

     We provide information regarding our bookings because we believe doing so provides useful information regarding changes in the volume of our new business over time. However, information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues. The majority of our contracts are terminable by the client on short notice or without notice. Accordingly, we do not believe it is appropriate to characterize these contracts as backlog. Normally, if a client terminates a project, the client remains obligated to pay for commitments we have made to third parties in connection with the project, services performed and reimbursable expenses incurred by us through the date of termination.

   Revenues

     The revenue recognition method we apply depends on the type of service being delivered. Revenues from contracts for technology integration consulting services, where we design/re-design, build and implement new or enhanced systems applications and related processes for our clients, are recognized on a percentage-of-completion basis as services are provided by our employees and, to a lesser extent, subcontractors. Percentage-of-completion is applied pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contacts.” Revenues from non-technology integration consulting and outsourcing service contracts are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” We consider amounts to be earned once we have evidence of an arrangement, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Contracts containing multiple services are segmented into separate elements when the services represent separate earnings processes and revenues are recognized in accordance with our accounting policies for the separate elements, as described above.

     Client prepayments (even if nonrefundable) are deferred, i.e., classified as a liability, and recognized over future periods as services are delivered or performed.

     Our consulting revenues are affected by the number of work days in the quarter, which in turn is affected by the level of vacation days and holidays. Consequently, because we typically have approximately five to ten percent more work days in our first and third quarters than in our second and fourth quarters, our revenues are typically higher in our first and third quarters than in our second and fourth quarters.

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

     In fiscal 2003, we extended a variable component of compensation to our managers and reduced the quarterly component of variable partner cash compensation. In fiscal 2004 we will continue to extend a variable component of compensation to larger proportions of our global workforce.

   Cost of Services

     Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client-service personnel, the cost of subcontractors hired as part of client-service teams and costs directly associated with the provision of client service, such as facilities for outsourcing contracts and the recruiting, training, personnel development and scheduling costs of our client-service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

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

   Restructuring, Reorganization and Rebranding Costs

     In fiscal 2002, we incurred restructuring costs to consolidate certain office space facilities around the world. In fiscal 2001, we incurred reorganization and rebranding costs to rename our organization Accenture and other costs to transition to a corporate structure.

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

   Gain (Loss) on Investments

     Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time and are not predictable. Since September 1, 2000, they have also included changes in the fair market value of equity holdings considered to be derivatives in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In fiscal 2002, they included writedowns incurred in connection with our decision to sell substantially all of our minority interests in our venture and investment portfolio.

   Interest Income

     Interest income represents interest earned on cash and cash equivalents. Interest income also includes interest earned on a limited number of client engagement receivables when we agree in advance to finance those receivables for our clients beyond the normal billing and collection period.

   Interest Expense

     Interest expense reflects interest incurred on borrowings, certain retirement obligations and other non-current liabilities.

   Other Income (Expense)

     Other income (expense) consists of currency exchange gains (losses) and the recognition of income from the vesting of options for services by our personnel on boards of directors of some of those companies in which we have invested. In general, we earn revenues and incur related costs in the same currency. We hedge significant planned movements of funds between countries, which potentially give rise to currency exchange gains (losses). The changes in the fair market value of these hedges, which are considered to be derivatives in accordance with SFAS 133, are also included in other income (expense).

   Equity in Gains (Losses) of Affiliates

     Equity in gains (losses) of affiliates represents our share of the operating results of non-consolidated companies over which we have significant influence.

   Provision for Taxes

     Prior to our transition to a corporate structure, we were generally not subject to income taxes in most countries because we operated in partnership form in those countries. Since taxes related to income earned by the partnerships were the responsibility of the individual partners, our partners reported and paid taxes on their share of the partnerships’ income on their individual tax returns. In other countries, however, we operated in the form of a corporation or were otherwise subject to entity-level taxes on income and withholding taxes. As a result, prior to our transition to a corporate structure, we paid some entity-level taxes, with the amount varying from year to year depending on the mix of earnings among the countries. Where applicable, we accounted for these taxes under the asset and liability method. Therefore, our historical financial statements that include periods ended on or prior to May 31, 2001 do not reflect the income tax liability that we would have paid as a corporation. Subsequent to May 31, 2001, Accenture has been subject to corporate income tax.

   Minority Interest

     Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners, former partners and their permitted transferees have in our Accenture Canada Holdings Inc. subsidiary. See “Business — Accenture Organizational Structure.” The resulting net income of Accenture SCA represents the income attributable to the shareholders of Accenture SCA. Since January 2002, minority interest has also included immaterial amounts attributable to minority shareholders in our Avanade, Inc. subsidiary.

   Partnership Income Before Partner Distributions

     Our historical financial statements that include periods ended on or prior to May 31, 2001 reflect our organization as a series of related partnerships and corporations under the control of our partners. The income of our partners in historical periods is not executive compensation in the customary sense because in those periods partner compensation was comprised of distributions of current earnings, out of which our partners were responsible for their payroll taxes and benefits.

   Net Income

     Net income reflects the earnings of our organization in a corporate structure.

   Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Since the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenues recognition, income taxes, variable compensation and defined benefit pension plans.

   Revenue Recognition

     Accenture’s contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require Accenture to make judgments and estimates in recognizing revenues. Accenture has many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, there is a trend to include greater incentives in our contracts related to costs incurred, benefits produced or adherence to schedule that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable. For technology integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. For non-technology integration consulting and outsourcing contracts, revenues relating to such incentive payments are recorded when the contingency is satisfied and acceptance, where applicable, and delivery of agreed benefits have occurred.

     We recognize revenues from technology integration consulting contracts using the percentage-of-completion method. Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

     Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different geographies. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the consolidated financial statements in the period it is first identified. Circumstances that could potentially result in contract losses over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which we are paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver our services, and other factors affecting revenues and costs.

     Revenues for contracts with multiple elements are allocated based on the fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services represent separate earnings processes, fair value of the separate elements exists and the undelivered elements are not essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenues is recognized for the delivered element until the undelivered element is delivered. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also provide those elements unaccompanied by the other elements in many contracts.

   Income Taxes

     Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. Our effective tax rate in fiscal 2002 was 46.0%, but would have been 8.0 percentage points lower had investment writedowns been excluded. In fiscal 2003 the effective tax rate was 35.1%. The reduction in the effective tax rate to 35.1% in fiscal 2003 was primarily due to a reversal of previously accrued taxes following the favorable settlement of certain prior-year non-U.S. income tax liabilities and lower-than-estimated non-U.S. withholding tax requirements.

   Variable Compensation

     We record compensation expense for payments to be made in later fiscal periods to our partners and other senior employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded as of August 31, 2003 for variable compensation was $40 million, of which we expect to pay approximately $19 million in the first quarter of fiscal 2004 with the remainder payable in subsequent quarters provided performance targets are met. The following table shows quarterly variable compensation expense (benefit).

	Fiscal Year Ended August 31, 2003				Fiscal Year Ended August 31, 2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

(in millions)
Variable Compensation	$17	$(6)	$—	$—	$86	$151	$8	$(140)

     In fiscal 2003 we extended a variable component of compensation to managers and reduced the quarterly component of variable partner cash compensation. The expense of $17 million recorded in the first quarter of fiscal 2003 represented 7% of the total planned variable compensation expense of $240 million for fiscal 2003. The benefit recorded in the second quarter of fiscal 2003 related to an adjustment to estimated payouts accrued for fiscal 2002. We did not accrue additional fiscal 2003 variable compensation expense during the second, third or fourth quarters. In the fourth quarter of fiscal 2002, as a result of the difficult economic environment and higher expenses partly relating to increased severance costs, we reversed $140 million of previously accrued fiscal 2002 variable partner compensation. Variable compensation expense in fiscal 2002 totaled $105 million, or 35% of the planned amount for fiscal 2002. Based on fiscal 2002 performance we did not award performance options to our partners in fiscal 2003, and based on fiscal 2003 performance, we will not award performance options to our partners in fiscal 2004. Our fiscal 2004 plan includes $340 million of planned variable compensation expense for partners, managers and certain other employees.

   Defined Benefit Pension Plans

     In the United States and certain other countries, Accenture maintains and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience. In fiscal 2003, pension expense was $72 million, compared with $53 million in fiscal 2002 and $35 million in fiscal 2001. The pension assumptions at August 31, 2003 and 2002 were as follows:

	2003		2002

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	6.00%	4.85%	7.25%	4.92%
Expected return on plan assets	8.00%	5.66%	8.50%	5.35%

     A one percentage point increase in the discount rate would decrease our pension expense by $31 million. A one percentage point decrease in the discount rate would increase our pension expense by $40 million.

     A one percentage point increase in our return on plan assets would decrease our pension expense by $5 million. A one percentage point decrease in our return on plan assets would increase our pension expense by $5 million.

     SFAS 87 requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. During the year ended August 31, 2003 we recorded a charge to equity of $108 million representing an adjustment to increase our pension liability by $180 million net of a tax benefit of $72 million. This charge is included in accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet. Additional charges to equity may be required in the future depending on future contributions to our pension plans, returns on pension plan assets and interest rates.

Our Transition

     Our management believes that presentation of financial information for the year ended August 31, 2001 that is adjusted to reflect our transition to a corporate structure, our name change to Accenture and Accenture Ltd’s initial public offering provides useful information because it facilitates a meaningful comparison between the different periods presented in this report. This adjusted financial information has previously been presented in the prospectus filed in connection with Accenture Ltd’s initial public offering and in our annual reports on Form 10-K filed subsequent to the initial public offering.

     The following adjusted financial information gives effect to the following as if they occurred on September 1, 2000:

•	the transactions related to our transition to a corporate structure described under “Certain Transactions and Relationships—Reorganization and Related Transactions”;

•	compensation payments to employees who were partners prior to our transition to a corporate structure;

•	provision for corporate income taxes; and

•	Accenture Ltd’s initial public offering in July 2001.

     The adjusted financial information also gives effect to the exclusion of rebranding costs of $304 million incurred in connection with our name change to Accenture.

     The adjusted financial information also excludes events directly attributable to Accenture Ltd’s initial public offering. These events include:

•	net compensation cost of approximately $967 million resulting from the grant of restricted share units in connection with Accenture Ltd’s initial public offering; and

•	approximately $544 million for costs associated with our transition to a corporate structure.

     We refer to all of these adjustments, collectively, as the adjustments to reflect our transition.

     The following financial information adjusted to reflect our transition is based on, and should be read in conjunction with, our historical consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The information presented is not necessarily indicative of the results of operations that might have occurred had the events described above actually taken place as of the dates specified or that may be expected to occur in the future.

	Year ended August 31, 2001

				% of
	As reported	As adjusted		revenues

	(in millions, except share and per share data)
Revenues:
Revenues before reimbursements	$11,444	$11,444		88%
Reimbursements	1,618	1,618		12

Revenues	13,062	13,062		100
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	6,200	6,925		53
Reimbursable expenses	1,618	1,618	(a)	12

Cost of services	7,818	8,543		65
Sales and marketing	1,217	1,507	(a)	12
General and administrative costs	1,516	1,560	(a)	12
Reorganization and rebranding costs	848	—	(b)(c)	n/m
Restricted share compensation	967	—	(d)	n/m

Total operating expenses	12,366	11,610		89

Operating income	696	1,452		11
Gain on investments, net	107	107		1
Interest income	80	80		n/m
Interest expense	(44)	(59	)(e)	n/m
Other income	17	17		n/m
Equity in losses of affiliates	(61)	(61)		n/m

Income before taxes	795	1,536		12
Provision for taxes	503	614	(f)	5

Income before minority interest and accounting change	292	922		7
Minority interest	8	(9	)(g)	n/m

Income before accounting change	$300	$913		7%

n/m	=	not meaningful
(a)		Adjustments totaling $1,059 million reflect the effects of partner compensation and benefit costs as if our transition to a corporate structure had occurred on September 1, 2000. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than compensation expense. For the year ended August 31, 2001, compensation and benefit costs of partners have been allocated 69% to cost of services, 27% to sales and marketing, and 4% to general and administrative costs based on an estimate of the time spent on each activity at the appropriate cost rates. The compensation plan adopted upon our transition to a corporate structure includes a fixed salary, benefits and performance-based bonuses. All elements of the new compensation plan, including bonuses, have been reflected in the pro forma adjustments because our partners would have earned the bonuses based on our results of operations for the historical periods. Benefit costs are medical, dental and payroll taxes, all of which are based on estimated costs that would have been incurred had these benefits been in place during the historical periods.
(b)		Reorganization costs include $89 million of restructuring costs relating to our transition to a corporate structure and $455 million of indirect taxes, such as capital and stamp duty imposed on transfers of assets to the new corporate holding company structure.
(c)		Rebranding costs include $157 million for the amortization of intangible assets relating to the final resolution of arbitration with Andersen Worldwide and Arthur Andersen as well as $147 million from changing our name to Accenture. These amounts are considered pro forma adjustments due to their nonrecurring nature.
(d)		In connection with Accenture Ltd’s initial public offering, 68,481,815 fully vested restricted share units at $14.50 per share were granted in July 2001 to certain partners, former partners, employees and former employees. The $967 million expense represents the fair value of fully vested restricted share units less $26 million relating to cancelled liabilities for a deferred bonus plan for employees. Each restricted share unit represents an unfunded, unsecured right, which is nontransferable except in the event of death, of a participant to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement.
(e)		Reflects adjustments of $15 million representing estimated interest expense on early-retirement benefits payable to partners.
(f)		Reflects adjustments for an estimated income tax provision as if we had operated in a corporate structure at a pro forma tax rate of 40%. The adjustment is net of $222 million relating to the revaluation of deferred tax liabilities upon change in tax status, including income taxes relating to mandatory changes in tax accounting methods, from a partnership to a corporate structure. As a series of related partnerships and corporations under the control of our partners, we generally were not subject to income taxes. However, some of the corporations were subject to income taxes in their local jurisdictions.

(g)	Minority interest is based on the assumption that minority interest existed throughout the year. As of August 31, 2001, partners owned a 0.81% minority interest in Accenture Canada Holdings Inc. Since Accenture SCA controls Accenture Holdings, Inc., Accenture SCA consolidates Accenture Canada Holdings Inc.

Revenues by Operating Group

     We provide services through five operating groups. The following table provides revenues for each of these operating groups.

	Three Months Ended			Year Ended
	August 31,			August 31,

	2003	2002	2001	2003	2002	2001

		(in millions, except for percentages)
Revenues:
Communications & High Tech	$849	$804	$746	$3,290	$3,182	$3,238
Financial Services	578	539	593	2,355	2,366	2,627
Government	443	328	275	1,582	1,316	1,003
Products	642	589	658	2,613	2,696	2,624
Resources	504	432	504	1,966	2,005	1,933
Other	2	—	1	12	9	19

Total revenues before reimbursements	3,017	2,692	2,777	11,818	11,574	11,444
Reimbursements	445	393	373	1,579	1,531	1,618

Total	$3,462	$3,085	$3,150	$13,397	$13,105	$13,062

Revenues as a percentage of total:
Communications & High Tech	24%	26%	23%	24%	24%	25%
Financial Services	17	17	19	18	18	20
Government	13	11	9	12	10	8
Products	18	19	21	19	21	20
Resources	15	14	16	15	15	15
Other	n/m	n/m	n/m	n/m	n/m	n/m

Total revenues before reimbursements	87	87	88	88	88	88
Reimbursements	13	13	12	12	12	12

Total	100%	100%	100%	100%	100%	100%

n/m	=	not meaningful

Geographic Information

     Revenues are attributed to geographic areas based on where client services are supervised.

	Three Months Ended			Year Ended
	August 31,			August 31,

	2003	2002	2001	2003	2002	2001

		(in millions, except for percentages)
Revenues:
Americas	$1,485	$1,394	$1,464	$5,671	$5,836	$6,113
EMEA(1)	1,331	1,111	1,090	5,353	4,963	4,484
Asia/Pacific	201	187	223	794	775	847

Total revenues before reimbursements	3,017	2,692	2,777	11,818	11,574	11,444
Reimbursements	445	393	373	1,579	1,531	1,618

Total	$3,462	$3,085	$3,150	$13,397	$13,105	$13,062

Revenues as a percentage of total:
Americas	43%	45%	46%	42%	44%	47%
EMEA	38	36	35	40	38	34
Asia/Pacific	6	6	7	6	6	7

Total revenues before reimbursements	87	87	88	88	88	88
Reimbursements	13	13	12	12	12	12

Total	100%	100%	100%	100%	100%	100%

(1)	EMEA includes Europe, the Middle East and Africa.

Revenues by Type of Work

     The following table presents revenues before reimbursements by the major types of services:

	Three Months Ended			Year Ended
	August 31,			August 31,

	2003	2002	2001	2003	2002	2001

			(in millions)
Consulting	$1,875	$1,881	$2,224	$7,916	$8,770	$9,409
Outsourcing	1,036	737	533	3,567	2,609	1,969
Other	106	74	20	335	195	66

Revenues before reimbursements	3,017	2,692	2,777	11,818	11,574	11,444

Reimbursements	445	393	373	1,579	1,531	1,618

Revenues	$3,462	$3,085	$3,150	$13,397	$13,105	$13,062

Year Ended August 31, 2003 Compared to Year Ended August 31, 2002

Revenues

     Revenues for fiscal 2003 were $13,397 million, an increase of $292 million, or 2%, over fiscal 2002. Revenues before reimbursements for fiscal 2003 were $11,818 million, an increase of $244 million, or 2%, over fiscal 2002 in U.S. dollars. In local currency terms, revenues before reimbursements in fiscal 2003 decreased 4% from fiscal 2002. In the fourth quarter of fiscal 2003, revenues before reimbursements increased 12% in U.S. dollars and 5% in local currency terms over the fourth quarter of fiscal 2002. In fiscal 2003, revenues before reimbursements in Europe, the Middle East and Africa grew 8% in U.S. dollars and declined 6% in local currency terms; revenues before reimbursements in the Americas declined 3% in U.S. dollars and 2% in local currency terms; and revenues before reimbursements in Asia/Pacific grew by 2% in U.S. dollars and declined 3% in local currency terms. Outsourcing revenues before reimbursements grew by 37% in fiscal 2003 compared with fiscal 2002 and represented 30% of revenues before reimbursements for fiscal 2003, up from 23% in fiscal 2002. Outsourcing revenues before reimbursements in the fourth quarter of fiscal 2003 grew by 41% over the fourth quarter of fiscal 2002. Consulting revenues before reimbursements in fiscal 2003 declined 10% compared with fiscal 2002 and remained constant as a percentage of revenues in the fourth quarter of fiscal 2003 compared with the corresponding period in fiscal 2002.

     Our Communications & High Tech operating group achieved revenues before reimbursements of $3,290 million in fiscal 2003, an increase of 3% over fiscal 2002, primarily due to increased revenues from large outsourcing contracts and favorable currency translation, which offset lower consulting revenues. Outsourcing revenues benefited from strong revenue growth with an existing communications client in North America. Communications & High Tech revenues before reimbursements in the fourth quarter of fiscal 2003 increased 6% over the fourth quarter of fiscal 2002 due to increased outsourcing revenues and favorable currency translation.

     Our Financial Services operating group revenues before reimbursements were $2,355 million in fiscal 2003, compared with $2,366 million in fiscal 2002, as favorable currency translation and growth in outsourcing were offset by lower consulting revenues primarily due to the impact of the economic downturn in the capital markets industry. Financial Services revenues before reimbursements in the fourth quarter of fiscal 2003 increased 7% over the fourth quarter of fiscal 2002, primarily due to the strength of the Euro and outsourcing revenues growth in our Banking and Insurance industry groups.

     Our Government operating group achieved revenues before reimbursements of $1,582 million in fiscal 2003, an increase of 20% over fiscal 2002. Results were primarily driven by strong growth in outsourcing revenues, higher consulting revenues and favorable currency translation. Revenues growth of 20% for the year and 35% for the fourth quarter 2003 was primarily sourced from clients within the U.S. Federal government, U.S. state and local government clients, particularly in California, and clients in Western Europe. Fiscal 2003 and fourth-quarter 2003 Government operating group revenues also benefited from favorable currency translation. The 35% growth in revenues before reimbursements in the fourth quarter of 2003 includes significant growth in both consulting and outsourcing for our U.S. Federal government clients.

     Our Products operating group achieved revenues before reimbursements of $2,613 million in fiscal 2003, a decrease of 3% from fiscal 2002, primarily as a result of planned reductions in activity in our Retail industry group in Europe and decreases in our Health Services industry group revenues, which offset favorable currency translation and growth in our Pharmaceuticals & Medical Products industry group. Despite the year-over-year decline, fourth-quarter 2003 revenues before reimbursements for the Products operating group increased 9% compared with the fourth quarter of 2002, due primarily to strong revenues growth in our Pharmaceuticals & Medical Products industry group and increased outsourcing revenues across most industry groups within Product.

     Our Resources operating group achieved revenues before reimbursements of $1,966 million in fiscal 2003, a decrease of 2% from fiscal 2002, as decreases in our consulting revenues offset strong growth in outsourcing. Growth in our Utilities industry group and favorable currency translation were offset by weakness in our Chemicals, Energy, Forest Products and Metals & Mining industry groups. In the fourth quarter of 2003, revenues before reimbursements for Resources grew 17% over the fourth quarter of 2002, primarily reflecting strong growth in our Utilities and Energy industry groups, which was partially offset by declines in our Chemicals, Forest Products and Metals & Mining industry groups.

   Operating Expenses

     Operating expenses in fiscal 2003 were $11,846 million, an increase of $126 million, or 1%, over fiscal 2002 and a decrease as a percentage of revenues from 89% in fiscal 2002 to 88% in fiscal 2003. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses decreased from 88% in fiscal 2002 to 87% in fiscal 2003. A charge of $111 million in the fourth quarter of 2002 to consolidate certain office facilities around the world had the effect of increasing operating expenses as a percentage of revenues before reimbursements by 1 percentage point in fiscal 2002.

     In response to continued pricing pressures affecting our business and to the faster growth in outsourcing, where we generally experience lower margins in the early stages of contracts, we continue to focus on managing our cost structure. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services. Our long-term initiatives focus on global reductions in delivery infrastructure costs. Our short-term initiatives focus on managing payroll costs by reducing headcount and variable compensation expense; lowering other costs by limiting travel and meeting expenses; reducing infrastructure by decreasing internal service levels, moving to a shared services structure and optimizing office space utilization; and reducing corporate expenses by deferring non-critical initiatives and through increased hiring scrutiny. Our cost-management initiatives may not be sufficient to maintain our margins if current trends continue.

     In fiscal 2003, we incurred severance costs of $161 million, compared with $190 million of severance costs in fiscal 2002. During fiscal 2003, we expensed $11 million for variable compensation, compared with $105 million of variable compensation expense in fiscal 2002.

     Operating expenses for the fourth quarter of 2003 benefited by $30 million, due to reductions in estimated liabilities related to favorable experience in bad debts and other estimated liabilities, which are not expected to recur. In the fourth quarter of fiscal 2002, we recorded a benefit of $140 million from the reversal of previously accrued variable compensation as a result of reducing fiscal 2002 variable compensation to approximately 35% of the fiscal 2002 planned amount due to the difficult economic environment and higher expenses partly related to increased severance costs. In addition, in the fourth quarter of 2002 we recorded costs of $93 million related to severance and $32 million for retention payments. The net effect of these actions was to reduce fourth-quarter operating expenses in fiscal 2002 by $15 million.

   Cost of Services

     Cost of services was $9,087 million in fiscal 2003, an increase of $660 million, or 8%, over fiscal 2002 and an increase as a percentage of revenues from 64% in fiscal 2002 to 68% in fiscal 2003. Cost of services before reimbursable expenses was $7,508 million in fiscal 2003, an increase of $611 million, or 9%, over fiscal 2002. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 60% in fiscal 2002 to 64% in fiscal 2003. The primary driver of the increase in cost of services was higher outsourcing costs of $875 million, partly offset by a decrease in variable compensation expenses of $66 million and lower consulting employee compensation costs of $143 million. Of the $875 million increase in outsourcing costs, $268 million was driven by higher payroll costs and $607 million was due to an increase in non-payroll costs.

     Gross margins (revenues less cost of services) in fiscal 2003 decreased to 36.5% of revenues before reimbursements in fiscal 2003 from 40.4% in fiscal 2002. This decrease resulted from the shift in our mix of business toward outsourcing and from pricing pressures. Outsourcing contracts generally have lower gross margins than consulting contracts, particularly in the first year of new outsourcing contracts. These factors more than offset the favorable effects of other cost savings, including lower variable compensation and severance costs.

   Sales and Marketing

     Sales and marketing expense was $1,458 million in fiscal 2003, a decrease of $107 million, or 7%, from fiscal 2002, reflecting lower business development and market development costs of $55 million and lower variable compensation expense of $25 million. As a percentage of revenues before reimbursements, sales and marketing expense decreased from 14% in fiscal 2002 to 12% in fiscal 2003.

   General and Administrative Costs

     General and administrative costs were $1,300 million in fiscal 2003, a decrease of $316 million, or 20%, from fiscal 2002 and decreased as a percentage of revenues before reimbursements from 14% in fiscal 2002 to 11% in fiscal 2003. Key drivers of the decline were geographic facility and technology cost reductions of $143 million, lower bad debt expense of $100 million and reductions in business protection costs of $61 million.

   Restructuring Costs

     In fiscal 2002, we incurred restructuring costs of $111 million related to the costs to consolidate certain office facilities around the world. We did not incur similar costs in fiscal 2003.

Operating Income

     Operating income was $1,551 million in fiscal 2003, an increase of $166 million, or 12%, over fiscal 2002. Operating income increased as a percentage of revenues before reimbursements from 12.0% in fiscal 2002 to 13.1% in fiscal 2003. The fiscal 2002 restructuring costs had the effect of reducing operating income as a percentage of revenues before reimbursements by 0.9 percentage points in fiscal 2002. Savings in sales and marketing and general and administrative costs and favorable currency translation due to strengthening of various currencies against the U.S. dollar more than offset lower gross margins.

     The $166 million increase in operating income for fiscal 2003 compared with fiscal 2002 primarily reflects increases of $99 million, $15 million, $123 million and $12 million in operating income from our Communications & High Tech, Financial Services, Government and Resources operating groups, respectively, partially offset by a decrease of $83 million in operating income from our Products operating group. The decrease in Products operating income primarily reflects lower revenues and margins in our Retail industry group. Communications & High Tech operating income increased primarily due to operating efficiencies resulting from workforce reductions. The increase in Government operating income was driven by a 20% increase in revenues and improved productivity and chargeability.

   Gain (Loss) on Investments

     Gains on investments totaled $10 million for fiscal 2003, compared with a loss on investments of $321 million in fiscal 2002. The loss in fiscal 2002 included a charge of $212 million recorded in the second quarter for investment writedowns and $90 million of other-than-temporary impairment writedowns recorded in the first quarter.

   Interest Income

     Interest income was $41 million in fiscal 2003, a decrease of $5 million, or 11%, from fiscal 2002. The decrease resulted primarily from the impact of lower interest rates in fiscal 2003.

   Interest Expense

     Interest expense was $21 million in fiscal 2003, a decrease of $28 million, or 57%, from fiscal 2002. The decrease resulted primarily from lower imputed interest expense due to reductions in other long-term liabilities resulting from payments made to Arthur Andersen LLP in October 2002 in conjunction with the termination of the service arrangements and facility use arrangement entered into in fiscal 2001.

   Other Income (Expense)

     Other income was $32 million in fiscal 2003, an increase of $17 million over fiscal 2002, primarily resulting from an increase in currency exchange gains.

   Equity in Gains (Losses) of Affiliates

     Equity in losses of affiliates totaled less than $1 million in fiscal 2003, compared with losses of $9 million in fiscal 2002, primarily due to the consolidation of the investment in our subsidiaries Avanade Inc. and Accenture HR Services, beginning on January 1, 2002 and March 1, 2002, respectively, which we previously accounted for under the equity method.

   Provision for Taxes

     The effective tax rate for fiscal 2003 was 35.1%. The effective tax rate for fiscal 2002 was 46.0%. The $212 million charge to write down investments had the effect of increasing the effective tax rate for fiscal 2002 by 8.0 percentage points. The reduction in the effective tax rate in fiscal 2003 was primarily due to a reversal of previously accrued taxes following the favorable settlement of certain prior-year non-U.S. income tax liabilities and lower-than-estimated non-U.S. withholding tax requirements.

Year Ended August 31, 2002 Compared to Year Ended August 31, 2001

     Our results of operations that include periods ended on or prior to May 31, 2001 reflect the fact that we operated as a series of related partnerships and corporations prior to that date, and our results of operations for periods ending after May 31, 2001 reflect that we commenced operations in corporate structure on that date. Accordingly, in order to provide a more meaningful comparison of our results for fiscal 2002 compared with fiscal 2001, we comment below on our results both on a historical basis and a basis adjusted to reflect our transition. See “— Our Transition” above.

   Revenues

     Revenues for fiscal 2002 were $13,105 million, an increase of $43 million over fiscal 2001. Revenues before reimbursements for fiscal 2002 were $11,574 million, an increase of $131 million, or 1%, over fiscal 2001 in U.S. dollars. In local currency terms, revenues before reimbursements in fiscal 2002 grew by 2% over fiscal 2001. In the fourth quarter of 2002, revenues before reimbursements decreased by 3% in U.S. dollars and 6% in local currency from the fourth quarter of 2001. Our fiscal 2002 revenues before reimbursements in Europe, the Middle East and Africa grew by 11% in U.S. dollars and by 9% in local currency terms, revenues before reimbursements in the Americas declined by 5% in U.S. dollars and 3% in local currency terms, and revenues before reimbursements in Asia/Pacific declined by 8% in U.S. dollars and 4% in local currency terms. Outsourcing revenues before reimbursements grew 33% in fiscal 2002 and represented 23% of revenues before reimbursements for fiscal 2002, up from 17% in fiscal 2001. Outsourcing revenues before reimbursements for the fourth quarter of fiscal 2002 grew 38% over the fourth quarter of fiscal 2001. Consulting revenues before reimbursements in fiscal 2002 declined 7% from fiscal 2001, and consulting revenues before reimbursements for the fourth quarter of fiscal 2002 declined 15% from the fourth quarter of 2001.

     As a result of the difficult economic environment, revenues growth slowed during fiscal 2002. Some clients reduced or deferred expenditures for our services and we also experienced pricing pressure, which eroded our revenues. However, we implemented cost-management programs such that operating margins for fiscal 2002, excluding restructuring costs related to real estate consolidation, were improved.

     Despite the challenging environment and an unusually high number of bankruptcies among our clients, our Communications & High Tech operating group achieved revenues before reimbursements of $3,182 million in fiscal 2002, a decrease of 2% from fiscal 2001. This decrease was primarily due to global economic weakening in the electronics and high technology industries which this operating group serves, partly offset by growth in our Communications industry group. Despite a decrease of 2% year over year, Communications & High Tech revenues before reimbursements increased 8% in the fourth quarter of 2002 compared with the fourth quarter of 2001. Our Communications industry group led the growth in the fourth quarter due to increased revenues from several large transformational outsourcing contracts.

     Our Financial Services operating group achieved revenues before reimbursements of $2,366 million in fiscal 2002, a decrease of 10% from fiscal 2001, primarily due to the impact of the economic downturn in the capital markets industry. Financial Services fourth-quarter 2002 revenues before reimbursements declined 9% from the fourth quarter of 2001.

     Our Government operating group achieved revenues before reimbursements of $1,316 million in fiscal 2002, an increase of 31% over fiscal 2001, primarily driven by strong growth in North America and Europe. Despite year-over-year growth of 31% in fiscal 2002 compared with fiscal 2001, growth in revenues before reimbursements for the fourth quarter of 2002 slowed to 19% compared with the fourth quarter of 2001.

     Our Products operating group achieved revenues before reimbursements of $2,696 million in fiscal 2002, an increase of 3% over fiscal 2001. This reflected strong growth in our Retail industry group in Europe led by a series of engagements with a large retail client. Despite year-over-year growth in revenues before reimbursements of 3% in fiscal 2002, fourth quarter 2002 revenues before reimbursements decreased 10% compared with the fourth quarter of 2001. With the exception of Transportation & Travel Services, all industry groups within our Products operating group contributed to the fourth-quarter decline due to economic conditions.

     Our Resources operating group achieved revenues before reimbursements of $2,005 million in fiscal 2002, an increase of 4% over fiscal 2001, as a result of strong growth in our Chemicals and Utilities industry groups. Revenues before reimbursements for Resources for the fourth quarter of 2002 declined 14% from the fourth quarter of 2001, due in large part to lower revenues in our Chemicals industry group in North America and a slowdown in North America resulting from economic problems in the U.S. energy and utilities industries, including the collapse of the energy trading industry and the slowing of utilities work due to regulatory actions.

   Operating Expenses

     Operating expenses in fiscal 2002 were $11,720 million, a decrease of $646 million, or 5%, from fiscal 2001 and a decrease as a percentage of revenues from 95% in fiscal 2001 to 89% in fiscal 2002. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses decreased from 94% in fiscal 2001 to 88% in fiscal 2002. These decreases primarily resulted because in fiscal 2001 we incurred expenses of $848 million for reorganization and rebranding and $967 million for restricted share unit-based compensation costs. These reductions from fiscal 2001 were partially offset by higher employee compensation costs following our transition to a corporate structure. Prior to our transition to a corporate structure, payments to our partners were generally accounted for as distributions of partners’ income, rather than as compensation expense.

     Operating expenses for fiscal 2002 increased $110 million, or 1%, over the adjusted operating expenses for fiscal 2001 and remained constant as a percentage of revenues at 89%. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses increased from 87% in fiscal 2001 to 88% in fiscal 2002. Operating expenses for fiscal 2002 included a charge of $111 million relating to the consolidation of office facilities.

     In fiscal 2002, we continued to implement long and short-term cost-management initiatives aimed at keeping overall growth in operating expenses less than the growth in revenues before reimbursements. Our long-term initiatives focus on global reductions in infrastructure costs. In addition, increasing our use of Web-enabled and other lower-cost distribution methods enabled us to reduce the costs of delivering training. Our short-term initiatives focus on reducing variable costs, such as limiting travel and meeting costs, and reducing infrastructure and corporate expenses principally through a hiring freeze and the deferral of non-critical initiatives.

     In response to the continued difficult economic conditions affecting our business and the faster growth in outsourcing, we increased our focus on reducing our cost structure and on correcting supply-and-demand, skill and pay-level imbalances in our workforce. In the fourth quarter of 2002, we recorded costs of $93 million related to severance and $32 million for retention payments. In addition, annual bonus expense and variable compensation recorded in prior quarters was reduced by $140 million. The net effect of these actions was to reduce fourth-quarter operating expenses by $15 million.

   Cost of Services

     Cost of services was $8,428 million in fiscal 2002, an increase of $611 million, or 8%, over fiscal 2001 and an increase as a percentage of revenues from 60% in fiscal 2001 to 64% in fiscal 2002. Cost of services before reimbursable expenses was $6,897 million in fiscal 2002, an increase of $698 million, or 11%, over fiscal 2001. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 54% in fiscal 2001 to 60% in fiscal 2002. These increases were primarily attributable to higher employee compensation costs following our transition to a corporate structure.

     Cost of services before reimbursable expenses for fiscal 2002 decreased $27 million over the adjusted cost of services before reimbursable expenses for fiscal 2001 and decreased as a percentage of revenues before reimbursements from 61% in fiscal 2001 to 60% in fiscal 2002. The slowdown in the global economy led us to reduce variable costs and redirect some of our resources to selling and marketing efforts in order to promote our business. However, these cost reductions were partially offset by higher employee compensation and severance costs partly attributable to workforce imbalances that resulted from the difficult economic environment and shift in the relative proportion of our business from consulting to outsourcing.

   Sales and Marketing

     Sales and marketing expense was $1,566 million in fiscal 2002, an increase of $348 million, or 29%, over fiscal 2001 and an increase as a percentage of revenues from 9% in fiscal 2001 to 12% in fiscal 2002. This increase was primarily due to not expensing partner compensation prior to our transition to a corporate structure.

     Sales and marketing expense for fiscal 2002 increased $59 million, or 4%, over the adjusted sales and marketing expense for fiscal 2001 and increased as a percentage of revenues before reimbursements from 13% in fiscal 2001 to 14% in fiscal 2002. Since the second half of fiscal 2001, the slowdown in the global economy resulted in longer selling cycles and led us to increase our selling and marketing efforts in order to promote our business.

   General and Administrative Costs

     General and administrative costs were $1,616 million in fiscal 2002, an increase of $100 million, or 7%, over fiscal 2001 and remained constant as a percentage of revenues at 12%. The exclusion of partner compensation prior to May 31, 2001 accounted for $44 million of this increase.

     General and administrative costs for fiscal 2002 increased $56 million, or 4%, over the adjusted general and administrative costs for fiscal 2001 and remained constant as a percentage of revenues before reimbursements at 14%. Expense reductions from cost-management initiatives offset the addition of the general and administrative costs of Accenture HR Services (formerly e-peopleserve) and Avanade, Inc. as a result of consolidating these subsidiaries beginning in the second quarter of 2002. We incurred bad debt expense of $80 million in fiscal 2002, which also contributed to the increase.

   Restructuring, Reorganization and Rebranding Costs

     Restructuring costs of $111 million in fiscal 2002 represent costs to consolidate certain office facilities around the world, including costs for losses on operating leases and write-downs of assets such as leasehold improvements resulting from abandoned office space.

     In fiscal 2001, reorganization and rebranding costs were $848 million, or 7% of revenues before reimbursements. Reorganization costs include $89 million of restructuring costs relating to our transition to a corporate structure and $455 million of indirect taxes and other costs imposed on transfers of assets to the new corporate holding company structure. Rebranding costs include $157 million for the amortization of intangible assets related to the final resolution of the arbitration with Andersen Worldwide and Arthur Andersen and $147 million resulting from changing our name to Accenture. These costs were excluded from our adjusted financial results.

   Restricted Share Unit-based Compensation

     Grants of Accenture Ltd’s restricted share units to partners, former partners and employees resulted in compensation cost of $967 million in the fourth quarter of fiscal 2001. These costs were excluded from our fiscal 2001 adjusted financial results. In fiscal 2002, restricted share unit-based compensation expense totaled $59 million. This is included in cost of services, sales and marketing and general and administrative expense.

   Operating Income

     Operating income was $1,385 million in fiscal 2002, an increase of $690 million, or 99%, over fiscal 2001 and increased as a percentage of revenues before reimbursements from 6% in fiscal 2001 to 12% in fiscal 2002.

     Operating income was $1,385 million in fiscal 2002, a decrease of $67 million, or 5%, from fiscal 2001 adjusted operating income. The fiscal 2002 costs of $111 million associated with consolidating offices had the effect of reducing fiscal 2002 operating income as a percentage of revenues before reimbursements by 0.9 percentage points.

   Gain (Loss) on Investments

     Losses on investments totaled $321 million for fiscal 2002. This loss includes a charge of $212 million recorded in the second quarter of 2002 for the anticipated loss on the planned disposal of substantially all of our minority ownership interests in our venture and investment portfolio. The loss of $321 million also included other-than-temporary impairment writedowns of $90 million recorded in the first quarter of 2002.

     Gains on investments totaled $107 million for fiscal 2001. This gain represented the sale of $382 million of a marketable security purchased in 1995 and $11 million from the sale of other marketable securities, net of other-than-temporary impairment investment writedowns of $94 million, and unrealized investment losses of $192 million. Other-than-temporary impairment writedowns consisted of $19 million in publicly traded equity securities and $75 million in privately traded equity securities. The writedowns related to investments in companies where the market value had been less than our cost for an extended time period, or the issuer had experienced significant financial declines or difficulties in raising capital to continue operations.

   Interest Income

     Interest income was $46 million in fiscal 2002, a decrease of $34 million, or 42%, from fiscal 2001. The decrease resulted primarily from the impact of lower interest rates in fiscal 2002.

   Interest Expense

     Interest expense was $49 million in fiscal 2002, an increase of $6 million, or 13%, over fiscal 2001. Interest expense in fiscal 2002 decreased $10 million, or 17%, from adjusted fiscal 2001 interest expense. The decrease resulted primarily from lower interest rates in fiscal 2002 and a decrease in short-term bank borrowings in fiscal 2002 compared with fiscal 2001.

   Other Income (Expense)

     Other income (expense) was $15 million in fiscal 2002, a decrease of $2 million from fiscal 2001, primarily resulting from lower income from the vesting of options partially offset by currency exchange gains. As of August 31, 2002, the fair value of foreign currency exchange contracts was approximately $1 million, and we did not have any interest rate derivative contracts.

   Equity in Gains (Losses) of Affiliates

     Equity in losses of affiliates totaled $9 million in fiscal 2002, compared with losses of $61 million in fiscal 2001, primarily due to the consolidation of the investment in our subsidiaries Avanade Inc. and Accenture HR Services (formerly e-peopleserve) commencing on January 1, 2002 and March 1, 2002, respectively, which we previously accounted for under the equity method.

   Provision for Taxes

     The effective tax rate for fiscal 2002 was 46.0%. Excluding certain charges for investment write-downs, the effective tax rate for fiscal 2002 was 38.0%. On an adjusted basis, the effective tax rate for fiscal 2001 was 40.0%. The actual effective tax rate for fiscal 2001 is not comparable to the effective tax rate for fiscal 2002 because, prior to May 31, 2001, we operated as a series of related partnerships and corporations and, therefore, generally did not pay income taxes as a corporation.

   Cumulative Effect of Accounting Change

     In fiscal 2001, the adoption of SFAS 133 resulted in cumulative income of $188 million on September 1, 2000 representing the cumulative unrealized gains resulting from changes in the fair market value of equity holdings considered to be derivatives.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities and available cash reserves. Cash flow generated by operating activities in fiscal 2003 totaled $1,513 million. At August 31, 2003, cash and cash equivalents, combined with restricted cash, totaled $2,415 million, while total debt was $60 million. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate share dispositions by our partners, former partners and their permitted transferees pursuant to our Share Management Plan and certain purchases from our other employees.

     For a more detailed description of our Share Management Plan, see “Certain Transaction and Relationships — Share Management Plan.”

     Our balance of cash and cash equivalents was $2,332 million at August 31, 2003, an increase of $1,015 million, or 77%, over the $1,317 million balance at August 31, 2002. This increase is primarily attributable to cash provided by operations. Our balance of cash and cash equivalents at August 31, 2002 decreased $563 million, or 30%, from $1,880 million at August 31,

2001. This decrease is largely attributable to distributions of pre-incorporation partnership income and purchases of treasury shares.

     Net cash provided by operating activities was $1,513 million in fiscal 2003, an increase of $450 million over fiscal 2002. Net cash provided by operating activities benefited from lower income tax payments in fiscal 2003 compared with fiscal 2002. In fiscal 2003, income tax payments totaled $255 million compared with $716 million in fiscal 2002. Fiscal 2002 income tax payments include payments for prior periods relating to our initial corporate tax year ended August 31, 2001 and our transition to a corporate structure on May 31, 2001. Fiscal 2003 income tax payments were significantly reduced by refunds of prior-year income tax payments. In October 2002, we paid Arthur Andersen LLP $190 million in conjunction with the termination of the service arrangements and facility use arrangement entered into in fiscal 2001 with Arthur Andersen LLP and other Arthur Andersen firms. A portion of this payment reduced net cash provided by operating activities by $42 million in fiscal 2003.

     Net cash used by investing activities was $109 million in fiscal 2003, compared with $248 million of cash used in investment activities in fiscal 2002. Increased proceeds from sales of investments and lower capital spending on property and equipment and businesses were partially offset by a decrease in proceeds from sales of property and equipment in fiscal 2003. The reduction in capital spending for businesses in fiscal 2003 reflects the acquisition of Accenture HR Services (formerly e-peopleserve Ltd.) in fiscal 2002.

     Net cash used by financing activities was $492 million in fiscal 2003, a decrease of $923 million from fiscal 2002, primarily due to pre-incorporation earnings distributions of $766 million to our partners in fiscal 2002. In fiscal 2003, cash used in financing activities included $560 million for Accenture Ltd Class A and Accenture SCA Class I common share purchases and $148 million for the $190 million payment to Arthur Andersen LLP described above. These payments were partially offset by proceeds of $243 million from the issuance of Accenture Ltd Class A common shares under the Accenture employee share purchase plan and employee share incentive plan.

     Net cash provided by operating activities was $1,063 million for fiscal 2002, a decrease of $1,217 million from fiscal 2001. Net cash used by investing activities was $248 million for fiscal 2002, a decrease of $163 million from fiscal 2001, due to lower capital expenditures and higher proceeds from the sale of property and equipment in fiscal 2002. Net cash used in financing activities was $1,415 million for fiscal 2002, an increase of $248 million over fiscal 2001. This included net proceeds of $1,791 million from the initial public offering and sale of the Accenture Ltd Class A common shares in the fourth quarter of 2001 offset by earnings distributions to partners of $2,282 million, repayments of partners’ capital totaling $524 million, and a payment of $314 million to Andersen Worldwide and Arthur Andersen of amounts due in connection with the final resolution of the arbitration.

     We have two $537.5 million syndicated facilities, including one 364-day facility and one three-year facility, providing unsecured, revolving borrowing capacity for general working capital purposes. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of August 31, 2003, we had no borrowings under either facility and $79 million in letters of credit outstanding under the three-year facility. On June 20, 2003, we renewed the 364-day facility at terms that are slightly more favorable than the expiring arrangement. The three-year facility is scheduled to expire on June 21, 2005.

     We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of August 31, 2003, these facilities provided for up to $252 million of local currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of August 31, 2003, amounts available under these facilities totaled $215 million. At August 31, 2003, we had $24 million outstanding under these various facilities and $19 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

     During fiscal 2003, fiscal 2002 and fiscal 2001 we invested $212 million, $263 million and $378 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures will approximate $300 million in fiscal 2004.

     In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of August 31, 2003, 2002 and 2001, $336 million, $265 million and $182 million were outstanding for 35, 25 and 17 clients, respectively. As of August 31, 2003 and 2002, $203 million and $159 million, respectively, were included in current unbilled services and $133 million and $106 million, respectively, were included in non-current unbilled services on our Consolidated Balance Sheet.

     Accenture SCA’s shareholders’ equity includes investments in Accenture Ltd’s Class A common shares. On April 17, 2002, Accenture Ltd’s board of directors authorized the creation of the Accenture Stock Employee Compensation Trust (“SECT”). At August 31, 2002, the SECT had $79 million of previously authorized contributions available for share purchases which were segregated as restricted cash on the Consolidated Balance Sheet. On March 7, 2003, Accenture contributed $150 million to the SECT. The SECT purchased 8,619,800 Accenture Ltd Class A common shares totaling $152 million in fiscal 2003. On July 15, 2003, the SECT transferred 3,100,300 shares to Accenture for issuance to Accenture employees under various equity programs. Substantially all of these transferred shares have now been awarded to employees. At August 31, 2003, the SECT had an additional $83 million available for share purchases, which is segregated as Restricted cash on the Consolidated Balance Sheet.

     In addition to our ongoing open-market share purchases, we continue to redeem or purchase certain shares pursuant to our Share Management Plan. See “Certain Transactions and Relationships — Share Management Plan” in the Annual Report on Form 10-K of Accenture Ltd, which is incorporated by reference by Item 13 of this Annual Report on Form 10-K. Accenture Ltd’s board of directors previously granted authority to utilize $600 million for such acquisitions from partners, former partners and their permitted transferees and for acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with the our public offering. Of the $600 million previously authorized, $311 million was utilized in fiscal 2003, primarily pursuant to quarterly tender offers made to Accenture SCA Class I shareholders by controlled subsidiaries of Accenture Ltd that redeemed or purchased an aggregate of 15,387,401 Accenture SCA Class I common shares and by related purchases of 85,153 Accenture Canada Holdings Inc. exchangeable shares.

Subsequent Events

     On September 8, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders on August 7, 2003, Accenture SCA and one of its controlled subsidiaries redeemed or purchased an aggregate of 6,519,532 Accenture SCA Class I common shares at a price of $19.91 per share. At the same time, Accenture International SARL purchased 52,861 Accenture Canada Holdings Inc. exchangeable shares at a price of $19.91 per share. The total cash outlay for these transactions was $131 million. These transactions were also undertaken pursuant to Accenture’s Share Management Plan for Accenture’s partners, former partners and their permitted transferees and the acquisitions were undertaken pursuant to the previously mentioned board of directors’ authorization.

     On September 29, 2003, also as part of its Share Management Plan, Accenture Ltd closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 57,394,595 such shares newly issued by Accenture Ltd and 24,605,405 of such shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $21.00 per share and the price net of the underwriters’ discount of 2.85% was $20.40 per share. Accenture Ltd received $1,171 million as a result of the issuance of 57,394,595 shares newly issued by Accenture Ltd. On September 30, 2003, the underwriters, in connection with the underwritten public offering, exercised their option to purchase an additional 12,300,000 newly issued Class A common shares at the same price per share.

     On October 30, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders, Accenture SCA and one of its controlled subsidiaries redeemed or purchased an aggregate of 71,000,000 Accenture SCA Class I shares at a price of $21.00 per share. At the same time, Accenture International SARL purchased 816,561 Accenture Canada Holdings Inc. exchangeable shares at a price of $21.00 per share. All proceeds received by Accenture Ltd from the secondary offering that concluded on September 29, 2003, and exercise of the related underwriters option, as well as $45 million of the $600 million previously authorized for acquisitions from partners, former partners and their permitted transferees, were utilized by Accenture SCA and one of its controlled subsidiaries to make these redemptions and purchases.

     On November 14, 2003, Accenture Ltd’s board of directors authorized an additional $150 million for the purchase of Accenture Ltd Class A common shares from time to time in the open market. Shares acquired in open-market purchases by Accenture will continue to be used by the SECT to provide shares for select Accenture employee benefits, including equity awards to future partners. The Accenture Ltd board of directors also authorized an additional $600 million for use in connection with acquisitions of shares from partners, former partners and their permitted transferees and for acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. Accenture SCA, its controlled subsidiaries and the SECT will be receiving these funds and will utilize them in accordance with the authorizations of the Accenture Ltd board of directors.

Obligations and Commitments

     As of August 31, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period

Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Long-term debt	$16,617	$2,662	$13,771	$184	$—
Operating leases	2,156,981	261,212	420,212	336,637	1,138,920
Training facility services agreement	99,377	33,710	49,417	16,250	—
Retirement obligations (a)	314,825	32,427	67,226	78,428	136,744
Other purchase commitments (b)	405,593	221,617	136,737	34,847	12,392

Total	$2,993,393	$551,628	$687,363	$466,346	$1,288,056

(a)	This represents projected payments under our Basic Retirement Benefit and Early Retirement Plans. Both of these plans are unfunded and as such we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(b)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations as well as other obligations in the ordinary course of business where we cannot cancel or would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of August 31, 2003, we were not aware of any indemnification agreements that would require material payments.

     As part of a new agreement to provide services to a group of European clients for approximately seven years, we and each of our two other consortium participants agreed to guarantee the performance of each other consortium participant. As of August 31, 2003, under this arrangement, in the event of performance default by one or both of the other consortium participants, we could be liable to the clients up to a maximum of $163 million for damages incurred and penalties. There are recourse provisions among the consortium participants that would allow us to recover from the other consortium participants all but $38 million if our remittances to the clients are the result of a performance default by one or both of the other consortium participants.

     We have entered into contracts with certain non-U.S. government agencies whereby we have joint and several liability with our consortium participants. Under these arrangements, we could be liable to our clients for any default of our consortium participants. As of August 31, 2003, the total value of work to be performed by our consortium participants was $22 million. We have recourse against our consortium participants for the full amount of any payment made to a client as a result of a performance default by the other consortium participants.

     We are not aware of any material variable interest entities.

Newly Issued Accounting Standards

     In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as the cumulative effect of a change in accounting principle.

     Effective September 1, 2003, we adopted Issue 00-21 on a prospective basis. The company will continue to account for contracts signed on or before August 31, 2003, under the previous Generally Accepted Accounting Principles. Beginning on September 1, 2003, we began accounting for all new contracts in accordance with Issue 00-21, potentially changing the timing of revenue recognition and affecting margins in some situations, depending on our ability to structure contracts to accommodate the requirements of Issue 00-21.

     If we had applied Issue 00-21 in the past, diluted earnings per share would have been approximately $0.02 lower in fiscal 2003 and $0.0l lower in fiscal 2002, and we would have reported, cumulatively, approximately $114 million less in revenues before reimbursements, of which $65 million relates to fiscal 2003, $35 million relates to fiscal 2002, and $14 million relates to fiscal 2001; and $54 million less in operating income, of which $33 million relates to fiscal 2003, $15 million relates to fiscal 2002, and $6 million relates to fiscal 2001. We believe that the impact of Issue 00-21 will continue to be modest going forward because we plan to structure our new client agreements taking into consideration the new rules. However, should we sign a larger number of business transformation outsourcing agreements with clients, there could be a greater delay in revenue recognition and an increased effect on margins.

     In May 2003, the EITF reached a consensus on Issue 01-08, “Determining Whether an Arrangement Contains a Lease.” Issue 01-08 provides guidance on how to determine whether an arrangement contains a lease that is within the scope of FASB Statement No. 13, “Accounting for Leases.” The guidance in Issue 01-08 is based on whether the arrangement conveys to the purchasers (lessee) the right to use a specific asset. Issue 01-08 was effective for arrangements entered into or modified beginning in the fourth quarter of fiscal 2003. Issue 01-08 did not have a material impact on our consolidated financial position and results of operations.

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

     For purposes of specific risk analysis, we use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash flows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the opposite gain or loss on the underlying transaction. As of August 31, 2003, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $6.0 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our financial instruments of $6.0 million. As of August 31, 2002, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $1.5 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our financial instruments of $1.5 million.

Interest Rate Risk

     The interest rate risk associated with our borrowing and investing activities at August 31, 2003 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

     We hold marketable equity securities that are subject to market price volatility. Marketable equity securities include common stock, warrants and options. Our investment portfolio includes warrants and options in both publicly traded and privately held companies. Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on our consolidated balance sheet at fair value. The privately held investments are inherently risky because the markets for the technologies or products they develop are less established than those of most publicly traded companies and we may be unable to liquidate our investments if desired. Since September 1, 2000, warrants have been deemed derivative financial instruments by SFAS 133. As such, they are recorded on the balance sheet at fair value with unrealized gains or losses recorded on the income statement. As of August 31, 2003, we owned marketable equity securities totaling $31 million. We have entered into forward contracts to offset the equity price risks associated with $12 million of options and $7 million of shares included in our marketable equity securities portfolio at August 31, 2003. Gains and losses associated with changes in the fair value of those forward contracts offset changes in the fair value of the underlying options and shares. As of August 31, 2003, the fair value of the underlying options and shares was $19 million, while the forward contracts had a cumulative net loss of approximately $5 million. The forward contracts allow net cash settlement and are being accounted for as derivatives. Pursuant to SFAS 133, changes in the fair value of the forward contract are recorded on the income statement in the periods they arise and unrealized gains or losses are included in other current assets or other accrued liabilities.

     The following analysis presents the hypothetical change in the fair value of our marketable equity securities at August 31, 2003 and 2002, assuming the same hypothetical price fluctuations of plus or minus 10%, 20% and 30%.

	Valuation of investments				Valuation of investments
	assuming indicated decrease			August 31,	assuming indicated increase
				2003 fair
	-30%	-20%	-10%	value	+10%	+20%	+30%

	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$21,812	$24,928	$28,044	$31,160	$34,276	$37,392	$40,508

	Valuation of investments				Valuation of investments
	assuming indicated decrease			August 31,	assuming indicated increase
				2002 fair
	-30%	-20%	-10%	value	+10%	+20%	+30%

	(in thousands)
Marketable Equity Securities and Warrants Deemed Derivatives by SFAS 133	$21,067	$24,077	$27,086	$30,096	$33,106	$36,115	$39,125

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included on page F-1, Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and the chief financial officer of Accenture Ltd have concluded that Accenture SCA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by Accenture SCA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

     There has been no significant change in Accenture SCA’s internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.

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

     Information responsive to this Item with respect to directors and executive officers of Accenture Ltd is set forth in the Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 18, 2003, and is incorporated herein by reference.

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

     The supervisory board is composed of at least three members, each of whom is elected by a simple majority vote of the shareholders of Accenture SCA for a maximum term of six years, which may be renewable. Because Accenture Ltd has a majority voting interest in Accenture SCA, it controls the election of all of the members of the supervisory board. The supervisory board is currently composed of Messrs. Forehand, James, Flöther, Friedman, Green, Mori and Vidal.

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to this Item is set forth in Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 18, 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of More than Five Percent

     As of October 31, 2003, the only person known by us to be a beneficial owner of more than 5% of Accenture SCA’s Class I or Class II common shares was as follows:

	Accenture SCA Class I common shares		Accenture SCA Class II common shares

	shares	% of shares	shares	% of shares
	beneficially	beneficially	beneficially	beneficially
Name and Address of Beneficial Owner	owned	owned	owned	owned

Accenture Ltd
Canon’s Court, 22 Victoria Street
Hamilton HM12, Bermuda	466,126,380	52%	470,958,308	100%

     Accenture SCA’s issued share capital is composed only of Class I and Class II common shares. Accenture SCA does not intend to issue any additional Accenture SCA common shares to anyone other than Accenture Ltd.

     Additional information responsive to this Item is set forth in Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 18, 2003, and is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS

     Information responsive to this Item is set forth in Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 18, 2003, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Audit Fees and Services Fees

     The following table describes fees for professional audit services rendered by KPMG, Accenture Ltd’s principal accountant, for the audit of our annual financial statements for the years ended August 31, 2003, and August 31, 2002; and fees billed for other services rendered by KPMG during those periods. Certain amounts for fiscal 2002 have been reclassified to conform to the fiscal 2003 presentation.

Type of Fee	2003	2002

	(in thousands)
Audit Fees (1)	$4,715	$3,410
Audit Related Fees (2)	2,299	183
Tax Fees (3)	752	802
All Other Fees (4)	618	100
Total	$8,384	$4,495

(1)	Audit Fees, including those for statutory audits, include the aggregate fees paid by Accenture during the fiscal year indicated for professional services rendered by KPMG for the audit of Accenture Ltd’s annual financial statements and review of financial statements included in Accenture’s Forms 10-Q.

(2)	Audit Related Fees include the aggregate fees paid by Accenture during the fiscal year indicated for assurance and related services by KPMG that are reasonably related to the performance of the audit or review of Accenture Ltd’s financial statements and not included in Audit Fees, including review of registration statements and issuance of consents. Also included in Audit Related Fees are fees for internal control review, accounting advice and opinions relating to various employee benefit plans.

(3)	Tax Fees include the aggregate fees paid by Accenture during the fiscal year indicated for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

(4)	All Other Fees include the aggregate fees paid by Accenture during the fiscal year indicated for products and services provided by KPMG, other than the services reported above, including due diligence reviews.

Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

     Pursuant to its charter, the Audit Committee of Accenture Ltd’s Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Accenture and its independent auditors. KPMG’s engagement to conduct the audit of Accenture SCA was approved by the Audit Committee on November 13, 2002. Additionally, each permissible non-audit engagement or relationship between Accenture and KPMG entered into since May 2, 2003 has been reviewed and approved by the Audit Committee, as provided in its charter.

     We have been advised by KPMG that substantially all of the work done in conjunction with its audit of Accenture SCA’s financial statements for the most recently completed fiscal year was performed by permanent full time employees and partners of KPMG.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2003 and August 31, 2002 and for the three years ended August 31, 2003 — Included in Part II of this Form 10-K:

               Consolidated Balance Sheets

               Consolidated Income Statements

               Consolidated Shareholders’ Equity and Comprehensive Income Statements

               Consolidated Cash Flows Statements

               Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

               None

3.	Exhibit Index:

Exhibit
Number		Exhibit

3.1	Form of Articles of Association of Accenture SCA (incorporated by reference to Exhibit 10.2 to Accenture Ltd’s Quarterly Report on Form 10-Q for the period ended November 30, 2001 filed on January 14, 2002 (the “Accenture Ltd November 30, 2001
10-Q”)).

9.1		Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto (incorporated by reference to Exhibit 9.1 to Accenture Ltd’s Registration Statement on Form S-1 filed on April 19, 2001 (the “Accenture Ltd April 19, 2001 Form S-1”)).

9.2		Form of Transfer Restriction Agreement dated as of October 1, 2002 among the Registrant and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to Accenture SCA Quarterly Report on Form 10-Q for the period ended November 30, 2002 filed on January 14, 2003).

10.1		Form of Partner Matters Agreement, dated as of April 18, 2001, among Accenture Ltd and the partners party thereto (incorporated by reference to Exhibit 10.1 to the Accenture Ltd April 19, 2001 Form S-1).

10.2		Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture Ltd and certain employees (incorporated by reference to Exhibit 10.2 to the Accenture Ltd April 19, 2001 Form S-1).

10.3		2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to Accenture Ltd’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “Accenture Ltd June 8, 2001 S-1/A”)).

10.4		2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Accenture Ltd June 8, 2001 S-1/A).

10	.5A	Memorandum of Continuance of Accenture Ltd, dated February 21, 2001 (incorporated by reference to Exhibit 3.1 to Accenture Ltd’s Registration Statement on Form S-1/A filed on July 2, 2001 (the “Accenture Ltd July 2, 2001 Form S-1/A”)).

10	.5B	Form of Bye-laws of Accenture Ltd (incorporated by reference to Exhibit 3.2 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.6		Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto (incorporated by reference to Exhibit 10.6 to the Accenture Ltd April 19, 2001 Form S-1).

Exhibit
Number	Exhibit

10.7	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the Accenture Ltd April 19, 2001 Form S-1).

10.8	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the Accenture Ltd April 19, 2001 Form S-1).

10.9	Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.10	Form of Employment Agreement of Messrs. Forehand, James, Green, Wilson, McGrath, Hartemayer, Scrivner, Friedman, You, Copacino and Rohleder and Mmes. Craig and Comerford (incorporated by reference to Exhibit 10.10 to the Accenture Ltd June 8, 2001 S-1/A).

10.11	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.3 to the Accenture Ltd November 30, 2001 10-Q).

10.12	Form of Employment Agreement of Masakatsu Mori (English translation) (incorporated by reference to Exhibit 10.5 to the Accenture Ltd November 30, 2001 10-Q).

10.13	Form of Employment Agreement of Diego Visconti (English translation) (incorporated by reference to Exhibit 10.6 to the Accenture Ltd November 30, 2001 10-Q).

10.14	Form of Employment Agreement of Messrs. Breene, Foster and Thomlinson and Ms. Rider (incorporated by reference to Exhibit 10.8 to the Accenture Ltd November 30, 2001 10-Q).

10.15	Form of Employment Agreement of David R. Hunter (incorporated by reference to Exhibit 10.9 to the Accenture Ltd November 30, 2001 10-Q).

10.16	Form of Employment Agreement of Jose Luis Manzanares and Carlos Vidal (incorporated by reference to Exhibit 10.10 to the Accenture Ltd November 30, 2001 10-Q).

10.17	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.18	Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.19	Form of Letter Agreement, dated May 21, 2001, between Accenture Ltd and Stichting Naritaweg I (incorporated by reference to Exhibit 10.13 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.20	Form of Letter Agreement, dated May 21, 2001, between Accenture Ltd and Stichting Naritaweg II (incorporated by reference to Exhibit 10.14 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.21	Form of Accenture Ltd Common Agreement (incorporated by reference to Exhibit 10.22 to Accenture Ltd’s Registration Statement on Form S-1 filed on April 26, 2002 (the “Accenture Ltd April 26, 2002 Form S-1/A”)).

10.22	Form of Accenture SCA Common Agreement (incorporated by reference to Exhibit 10.23 to the Accenture Ltd April 26, 2002 Form S-1/A).

21.1	Subsidiaries of Accenture SCA (incorporated by reference to Exhibit 21.1 to Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2003 filed on November 18, 2003).

Exhibit
Number	Exhibit

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b) Reports on Form 8-K.

               During the quarter ended August 31, 2003, the following reports on Form 8-K were filed by the Registrant.

               Current Report on Form 8-K dated July 15, 2003 with respect to issuance of a press release announcing results for the third quarter of fiscal 2003 of Accenture Ltd, general partner of Accenture SCA.

(c) See Item 14(a)(3) above.

(d) See Item 14(a)(2) above.

ACCENTURE SCA AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the General Partner and Shareholders of Accenture SCA:

     We have audited the accompanying consolidated balance sheets of Accenture SCA and its subsidiaries as of August 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture SCA and its subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois
October 9, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the General Partner and Shareholders of Accenture SCA:

     In our opinion, the accompanying consolidated income statement, consolidated shareholders’ equity and comprehensive income statement and consolidated cash flows statement present fairly, in all material respects, the results of operations of Accenture SCA and its subsidiaries and their cash flows for the year ended August 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 7 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ PricewaterhouseCoopers LLP
October 11, 2001, except as to Note 18
which is as of February 7, 2003
Chicago, Illinois

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

August 31, 2003 and 2002
(In thousands of U.S. dollars except share amounts)

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,332,161	$1,316,976
Restricted cash	83,280	79,445
Receivables from clients, net	1,416,153	1,330,642
Unbilled services	828,515	774,214
Due from related parties	739	39,488
Deferred income taxes, net	147,040	189,976
Other current assets	229,323	321,570

Total current assets	5,037,211	4,052,311

NON-CURRENT ASSETS:
Unbilled Services	132,522	106,162
Investments	33,330	84,794
Property and equipment, net	650,455	716,504
Goodwill	188,659	167,603
Deferred income taxes, net	326,286	283,969
Other non-current assets	90,777	67,605

Total non-current assets	1,422,029	1,426,637

TOTAL ASSETS	$6,459,240	$5,478,948

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$43,500	$57,922
Current portion of long-term debt	2,662	5,177
Accounts payable	573,201	450,208
Deferred revenues	676,841	543,917
Accrued payroll and related benefits	974,319	1,139,887
Income taxes payable	671,026	459,836
Deferred income taxes, net	22,390	18,884
Other accrued liabilities	387,157	651,231

Total current liabilities	3,351,096	3,327,062

NON-CURRENT LIABILITIES:
Long-term debt	13,955	3,428
Retirement obligation	575,973	382,180
Deferred income taxes, net	3,572	16,674
Other non-current liabilities	836,850	791,582

Total non-current liabilities	1,430,350	1,193,864

MINORITY INTEREST	34,233	31,972

SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 19,868,950,000 shares authorized, 753,843,192 issued as of August 31, 2003 and 2002	845,307	845,307
Class I-A common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-B common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-C common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-D common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-E common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-F common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-G common shares, par value 1.25 euros per share, 20,000,000 shares authorized, issued and outstanding	21,739	21,739
Class I-H common shares, par value 1.25 euros per share, 25,000,000 shares authorized, issued and outstanding	27,174	27,174
Class I-I common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-J common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-K common shares, par value 1.25 euros per share, 16,050,000 shares authorized, issued and outstanding	18,074	18,074
Class I-L common shares, par value 1.25 euros per share, 5,025,720 shares authorized, issued and outstanding	5,540	5,540
Class I-M common shares, par value 1.25 euros per share, 68,626,707 shares authorized, issued and outstanding	78,398	78,398
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 470,958,308 shares issued and outstanding	529,281	529,281
Restricted share units (related to Accenture Ltd Class A common shares), 33,803,376 and 58,265,829 units issued and outstanding as of August 31, 2003 and 2002, respectively,	495,024	848,218
Additional paid-in capital	2,687,575	2,944,678
Treasury shares, at cost, 45,256,961 and 54,276,582 Class I common shares at August 31, 2003 and 2002, respectively	(846,959)	(1,052,900)
Investment in Accenture Ltd shares, at cost, 5,229,487 and 13,726,885 shares at August 31, 2003 and 2002, respectively	(88,198)	(315,486)
Accenture Ltd Class A shares owned by Accenture Ltd Stock Employee Compensation Trust, at cost, 18,081,800 and 12,562,300 shares at August 31, 2003 and 2002, respectively	(308,878)	(221,110)
Retained deficit	(1,708,371)	(2,798,519)
Accumulated other comprehensive loss	(188,233)	(80,432)

Total shareholders’ equity	1,643,561	926,050

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,459,240	$5,478,948

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2003, 2002 and 2001
(In thousands of U.S. dollars)

	2003	2002	2001

REVENUES:
Revenues before reimbursements	$11,817,999	$11,574,269	$11,443,720
Reimbursements	1,579,241	1,530,755	1,618,152

Revenues	13,397,240	13,105,024	13,061,872
OPERATING EXPENSES:
Cost of services*:
Cost of services before reimbursable expenses*	7,508,059	6,896,975	6,199,213
Reimbursable expenses	1,579,241	1,530,755	1,618,152

Cost of services*	9,087,300	8,427,730	7,817,365
Sales and marketing*	1,458,484	1,565,616	1,217,343
General and administrative costs*	1,300,221	1,615,703	1,515,683
Restructuring, reorganization and rebranding costs*	—	110,524	848,615
Restricted share unit-based compensation at initial public offering	—	—	967,110

Total operating expenses*	11,846,005	11,719,573	12,366,116

OPERATING INCOME*	1,551,235	1,385,451	695,756
Gain (loss) on investments, net	10,123	(321,127)	107,016
Interest income	41,130	46,185	79,778
Interest expense	(21,016)	(48,864)	(43,278)
Other income	31,754	14,993	16,973
Equity in losses of affiliates	(409)	(9,080)	(61,388)

INCOME BEFORE TAXES*	1,612,817	1,067,558	794,857
Provision for taxes	566,099	491,071	502,616

INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE*	1,046,718	576,487	292,241
Minority interest	(6,832)	2,723	7,940

INCOME BEFORE ACCOUNTING CHANGE*	1,039,886	579,210	300,181
Cumulative effect of accounting change	—	—	187,974

NET INCOME	$1,039,886	$579,210	$488,155

*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

The accompanying notes are an integral part of these financial statements.

F-5

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2003, 2002 and 2001
(In thousands of U.S. dollars and in thousands of share amounts)

					Restricted
	Class I		Class II		Share Units					Investment in		Investment in
	Common		Common		Common			Treasury		Accenture		Accenture
	Shares		Shares		Shares			Shares		Ltd		Ltd – SECT
							Additional
		No.		No.		No.	Paid-in		No.		No.		No.
	$	Shares	$	Shares	$	Shares	Capital	$	Shares	$	Shares	$	Shares

Balance at August 31, 2000	$—	—	$—	—	$—	—	$—	$—	—	$—	—	$—	—
Comprehensive income Partnership income before partner distributions for the nine months ended May 31, 2001 Net loss for the three months ended August 31, 2001
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of reclassification adjustment
Foreign currency translation adjustments
Other comprehensive income (loss)
Comprehensive income
Capital paid in by partners
Repayment of paid-in capital to partners
Distribution to AW-SC
Distribution of partners’ income
Partner retirement and vacation benefits
Transfer to retained earnings (deficit)
Issuance of shares:
Shares issued upon reorganization to corporate structure	843,890	752,584	529,281	470,958
Sale of shares to Accenture Ltd	143,075	131,050					1,648,369
Accenture Ltd restricted share units					993,380	68,482
Minority interest							12,892

Balance at August 31, 2001	986,965	883,634	529,281	470,958	993,380	68,482	1,661,261	—	—	—	—	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
	Retained			Other
	Earnings	Paid-in	Undistributed	Comprehensive
	(Deficit)	Capital	Earnings	Income (Loss)	Total

Balance at August 31, 2000	$—	$403,483	$1,347,905	$617,065	$2,368,453
Comprehensive income Partnership income before partner distributions for the nine months ended May 31, 2001			1,427,185		1,427,185
Net loss for the three months ended August 31, 2001	(939,030)				(939,030)
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of reclassification adjustment				(700,857)	(700,857)
Foreign currency translation adjustments				(24,842)	(24,842)

Other comprehensive income (loss)				(725,699)

Comprehensive income (loss)					(237,544)
Capital paid in by partners		146,328			146,328
Repayment of paid-in capital to partners		(549,811)			(549,811)
Distribution to AW-SC			(268,781)		(268,781)
Distribution of partners’ income			(3,106,350)		(3,106,350)
Partner retirement and vacation benefits			(465,487)		(465,487)
Transfer to retained earnings (deficit)	(1,065,528)		1,065,528		—
Issuance of shares:
Shares issued upon reorganization to corporate structure	(1,373,171)				—
Sale of shares to Accenture Ltd					1,791,444
Accenture Ltd restricted share units					993,380
Minority interest	—				12,892

Balance at August 31, 2001	(3,377,729)	—	—	(108,634)	684,524

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS—(Continued)

For the Years Ended August 31, 2003, 2002 and 2001
(In thousands of U.S. dollars and in thousands of share amounts)

					Restricted
					Share
	Class I		Class II		Units					Investment in		Investment in
	Common		Common		Common			Treasury		Accenture		Accenture
	Shares		Shares		Shares			Shares		Ltd		Ltd - SECT
							Additional
		No.		No.		No.	Paid-in		No.		No.		No.
	$	Shares	$	Shares	$	Shares	Capital	$	Shares	$	Shares	$	Shares

Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustment
Foreign currency translation adjustments
Minimum pension liability adjustment
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on stock-based compensation plans							17,651
Issuance and purchase of Class I common shares — Class I-M	67,668	58,488					1,067,001	(1,058,811)	(54,578)
Issuance of Class I common shares:
Employee Share Purchase Plan — Class L	5,540	5,026					47,068			(10,581)	165
Restricted share units —Class I-M	10,730	9,395			(165,650)	(11,228)	117,928	13,510	611	21,523	1,039
For acquisitions — Class I	1,417	1,259					29,933
Issuance of options							(1,600)	4,592	237	987	38
Purchase of Accenture Ltd Class A common shares										(327,417)	(14,968)	(221,110)	(12,562)
Vesting of restricted share units, net					20,488	1,012				2	(1)
Redemption of partners’ SCA Class I common shares								(12,191)	(547)
Minority interest		744					5,436

Balance at August 31, 2002	1,072,320	958,546	529,281	470,958	848,218	58,266	2,944,678	(1,052,900)	(54,277)	(315,486)	(13,727)	(221,110)	(12,562)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
	Retained			Other
	Earnings	Paid-in	Undistributed	Comprehensive
	(Deficit)	Capital	Earnings	Income (Loss)	Total

Comprehensive income
Comprehensive income Net income	579,210				579,210
Other comprehensive income (loss) Unrealized gains on marketable securities, net of reclassification adjustment				4,469	4,469
Foreign currency translation adjustments				36,298	36,298
Minimum pension liability adjustment				(12,565)	(12,565)

Other comprehensive income (loss)				28,202

Comprehensive income					607,412
Income tax benefit on stock-based compensation plans					17,651
Issuance and purchase of Class I common shares — Class I-M					75,858
Issuance of Class I common shares:
Employee Share Purchase Plan — Class L					42,027
Restricted share units —Class I-M					(1,959)
For acquisitions — Class I					31,350
Issuance of options					3,979
Purchase of Accenture Ltd Class A common shares					(548,527)
Vesting of restricted share units, net					20,490
Redemption of partners’ SCA Class I common shares					(12,191)
Minority interest					5,436

Balance at August 31, 2002	(2,798,519)	—	—	(80,432)	926,050

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS—(Continued)

For the Years Ended August 31, 2003, 2002 and 2001
(In thousands of U.S. dollars and in thousands of share amounts)

					Restricted
	Class I		Class II		Share Units					Investment in		Investment in
	Common		Common		Common			Treasury		Accenture		Accenture
	Shares		Shares		Shares			Shares		Ltd		Ltd - SECT
							Additional
		No.		No.		No.	Paid-in		No.		No.		No.
	$	Shares	$	Shares	$	Shares	Capital	$	Shares	$	Shares	$	Shares

Comprehensive income
Net Income
Other Comprehensive income (loss)
Unrealized gains on marketable securities, net of reclassification adjustment
Foreign currency translation adjustments
Minimum pension liability adjustment

Other comprehensive income (loss)
Comprehensive income Income tax benefit on:
Stock-based compensation plans							34,081
Contract termination
Purchases of common shares							(53,389)			(79,944)	(4,789)	(151,763)	(8,620)
Transfer of shares for issuance to employees										(63,995)	(3,100)	63,995	3,100
Vesting of restricted share units					23,452	1,195
Cancellation of restricted share units, net					(2,011)	(124)
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares							(1,536)	(273,782)	(15,873)
Issuance of Class A common shares:
Employee share purchase plan							(99,478)	174,229	8,981	82,493	3,877
Employee stock options							(26,053)	87,104	4,654	24,312	1,165
Restricted share units					(374,635)	(25,534)	(108,177)	218,390	11,258	264,422	11,345
Contract termination Stock option expense							954
Minority interest							(3,505)

Balance at August 31, 2003	$1,072,320	958,546	$529,281	470,958	$495,024	33,803	$2,687,575	$(846,959)	(45,257)	$(88,198)	(5,229)	$(308,878)	(18,082)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Accumulated
	Retained			Other
	Earnings	Paid-in	Undistributed	Comprehensive
	(Deficit)	Capital	Earnings	Income (Loss)	Total

Comprehensive income Net Income	1,039,886				1,039,886
Other Comprehensive income (loss): Unrealized gains on marketable securities, net of reclassification adjustment				3,161	3,161
Foreign currency translation adjustments				(3,419)	(3,419)
Minimum pension liability adjustment				(107,543)	(107,543)

Other comprehensive income (loss)				(107,801)

Comprehensive income					932,085
Income tax benefit on:
Stock-based compensation plans					34,081
Contract termination	48,555				48,555
Purchases of common shares					(285,096)
Transfer of shares for issuance to employees					—
Vesting of restricted share units					23,452
Cancellation of restricted share units, net					(2,011)
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares					(275,318)
Issuance of Class A common shares:
Employee share purchase plan					157,244
Employee stock options					85,363
Restricted share units					—
Contract termination	1,707				1,707
Stock option expense					954
Minority interest					(3,505)

Balance at August 31, 2003	$(1,708,371)	$—	$—	$(188,233)	$1,643,561

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2003, 2002 and 2001
(In thousands of U.S. dollars)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,039,886	$579,210	$488,155

Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	237,205	285,361	414,072
(Gains) losses on investments, net	(10,123)	321,127	(107,016)
Equity in losses of affiliates	409	9,080	61,388
Losses on disposal of property and equipment, net	2,826	20,679	24,725
Stock-based compensation expense	51,615	54,729	967,110
Deferred income taxes, net	63,012	(138,740)	(299,647)
Minority interest	6,832	(2,723)	(7,940)
Other items, net	1,302	(2,851)	(25,646)
Cumulative effect of accounting change	—	—	(187,974)
Change in assets and liabilities — Decrease (increase) in receivables from clients, net	23,444	207,240	(48,257)
Decrease (increase) in other current assets	40,691	(30,504)	(91,696)
Increase in unbilled services, current and non-current	(26,603)	(78,948)	(4,827)
(Increase) decrease in other non-current assets	(26,402)	(8,544)	774
Increase in accounts payable	106,704	34,419	138,057
Increase (decrease) in due from related parties	38,690	(629)	(89,180)
Increase (decrease) in deferred revenues	88,365	(246,807)	(114,942)
(Decrease) increase in accrued payroll and related benefits	(203,187)	(1,887)	250,968
Increase (decrease) in income taxes payable	241,368	(55,468)	231,573
(Decrease) increase in other accrued liabilities	(113,967)	177,132	11,418
(Decrease) increase in other non-current liabilities	(48,959)	(58,494)	669,499

Net cash provided by operating activities	1,513,108	1,063,382	2,280,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	103,790	16,233	427,561
Proceeds from sales of property and equipment	18,768	68,309	22,778
Purchases of businesses and investments, net of cash acquired	(19,833)	(69,743)	(326,086)
Purchase of intangible assets	—	—	(157,000)
Purchases of property and equipment	(211,565)	(262,831)	(377,930)

Net cash used in investing activities	(108,840)	(248,032)	(410,677)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital paid in by partners	—	—	146,328
Repayment of paid-in capital to partners	—	—	(524,130)
Distribution of partners’ pre-incorporation income	—	(765,631)	(2,282,141)
Payment to AW-SC	—	—	(313,832)
Contract termination payment	(147,569)	—	—
Issuance of Accenture Ltd Class A common shares	242,607	121,864	1,791,444
Purchase of Accenture Ltd Class A common shares	(285,096)	(548,527)	—
Purchase of Accenture SCA Class I common shares	(275,318)	(12,191)	—
Proceeds from issuance of long-term debt	2,006	8,476	1,787
Repayments of long-term debt	(5,953)	(2,017)	(19,653)
Proceeds from issuance of short-term bank borrowings	116,978	364,552	876,495
Repayments of short-term bank borrowings	(135,449)	(501,836)	(843,264)
Increase in restricted cash of Accenture Stock Employee Compensation Trust	(3,835)	(79,445)	—

Net cash used in financing activities	(491,629)	(1,414,755)	(1,166,966)
Effect of exchange rate changes on cash and cash equivalents	102,546	36,298	(93,404)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,015,185	(563,107)	609,567
CASH AND CASH EQUIVALENTS, beginning of period	1,316,976	1,880,083	1,270,516

CASH AND CASH EQUIVALENTS, end of period	$2,332,161	$1,316,976	$1,880,083

Supplemental cash flow information
Interest paid	$20,117	$32,876	$37,091
Income taxes paid	$255,219	$716,578	$187,640

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations. We had approximately $11.82 billion of revenues before reimbursements for the fiscal year ended August 31, 2003. As of August 31, 2003, we had more than 83,000 employees based in over 110 offices in 48 countries delivering to our clients a wide range of management consulting, technology and outsourcing services and solutions. We operate globally with one common brand and business model designed to enable us to serve our clients on a consistent basis around the world. We work with clients of all sizes and have extensive relationships with the world’s leading companies and governments.

     Our leading position results from the fact that we are one of the largest management consulting, technology services and outsourcing companies in the world in terms of number of employees, industries served and revenues. Based on our knowledge of our business and the business of our competitors, we believe that few other organizations provide as broad a range of management consulting, technology and outsourcing services and solutions to as many industries in as many geographic markets as we do.

     Our business consists of using our industry and business-process knowledge, our service offering expertise and our insight into and access to existing and emerging technologies to identify new business and technology trends and formulate and implement solutions for clients under demanding time constraints. We help clients identify and enter new markets, increase revenues in existing markets, improve operational performance and deliver their products and services more effectively and efficiently.

Principles of Consolidation

     The consolidated financial statements include the accounts of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (together “Accenture” or the “Company”). In May 2001, the Accenture Worldwide Organization completed a transition to a corporate structure with Accenture Ltd becoming the holding company of Accenture SCA.

     Accenture Ltd’s only business is to hold Class I and Class II common shares in, and to act as the sole general partner of, its subsidiary, Accenture SCA. Accenture operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements.

     Prior to the transition to a corporate structure, the predecessors of many of what are now Accenture Ltd’s controlled subsidiary companies operated as a series of related partnerships and corporations under the control of the partners and shareholders of these entities. Partners, who became employees following the transition, received Accenture Ltd Class A common shares or, in the case of partners resident in specified countries, Class I common shares issued by Accenture SCA or exchangeable shares issued by Accenture Canada Holdings Inc., an indirect subsidiary of Accenture SCA, in lieu of their interests in these partnerships and corporations. The transition to a corporate structure was accounted for as a reorganization at carryover basis.

     The shares of Accenture Canada Holdings Inc. held by persons other than Accenture are treated as a minority interest in the consolidated financial statements of Accenture SCA. Purchases and/or redemptions of Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.

     The accompanying financial statements for periods ended on or prior to May 31, 2001 have been prepared on a combined basis and reflect the accounts of the predecessors of what are now Accenture Ltd’s controlled subsidiary companies which prior to May 31, 2001, included Accenture Partners Société Coopérative (Geneva, Switzerland — the administrative coordinating entity, “APSC”) and a number of entities, many of which operated as partnerships, that had entered into contractual relationships with APSC, together with all entities controlled by them. Accordingly, compensation and benefits for services rendered by partners have not been reflected as an expense in the combined financial statements for periods ended on or prior to May 31, 2001.

     Accenture continues to use the term “partner” to refer to executive employees who have been granted that title.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

Revenue Recognition

     Revenues from contracts for technology integration consulting services where we design/re-design, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of the revenues and costs applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the period in which they are first identified. For technology integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.

     Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized in accordance with SEC Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements,” as the services are performed (as measured by time incurred) and amounts earned. We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represents the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

     Outsourcing contracts typically span several years. In a number of these arrangements we hire client employees and become responsible for client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services in which case revenues are recognized when the services are performed and amounts are earned in accordance with SAB 101. Revenues from time and materials or cost-plus contracts are recognized as the services are performed. In such contracts, our effort, measured by time incurred, represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed price contracts are recognized on a straight-line basis unless we can determine revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude the amounts are earned.

     Contracts containing multiple services are segmented into separate elements when the services represent separate earnings processes. Revenues for contracts with multiple elements are allocated based on the fair value of the elements and are recognized in accordance with our accounting policies for each separate element, as described above. Fair value is determined based on the prices charged when each element is sold separately.

     Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Losses recognized during each of the three years ended August 31, 2003 were insignificant.

     Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services.

Operating Expenses

     Subcontractor costs are included in Cost of services when they are incurred. Training costs were $390,803, $433,566 and $691,513 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Research and development and advertising costs are expensed as

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

incurred. Research and development costs were $250,374, $234,558 and $271,336 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Advertising costs were $69,544, $74,722 and $149,900 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The Provision for doubtful accounts was ($20,243), $80,100 and $1,587 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The related Allowance for doubtful accounts was $37,663 and $51,496 at August 31, 2003 and 2002, respectively.

Translation of Non-U.S. Currency Amounts

     The net assets and operations of entities outside of the United States are translated into U.S. dollars. Assets and liabilities are translated at year-end exchange rates and income and expense items are translated at average exchange rates prevailing during the year. Translation adjustments are included in Accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term-investment nature are reported in the same manner as translation adjustments.

     Foreign currency transaction gains/(losses) are included in Other income (expense) and totaled $32,025, $9,832 and ($1,279) in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents consist of all cash balances and highly liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $521,056 and $406,574 at August 31, 2003 and 2002, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings. Restricted cash represents cash available to the Accenture Stock Employee Compensation Trust (“SECT”) for open-market share purchases that will be used to fund equity-based awards for Accenture employees.

Concentrations of Credit Risk

     Accenture’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, foreign exchange derivatives and client receivables. Accenture places its cash and cash equivalents and foreign exchange derivatives with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business. Client receivables are dispersed across many different industries and geographies; therefore, concentrations of credit risk are limited.

Investments

     Investments in marketable equity securities are recorded at fair value and are classified as available-for-sale. The difference between cost and fair value is recorded in Accumulated other comprehensive income (loss). The cost of securities sold is determined on an average cost basis.

     Accenture may receive warrants issued by other companies primarily in exchange for services, alliances and directorships. At the measurement date, these warrants are recorded at estimated fair value. Warrants received in connection with services and alliances are recorded as Revenues. Warrants received in connection with directorships are recorded as Other income (expense). Warrants in public companies and those that can be net share settled in private companies are deemed derivative financial instruments and are recorded on the Consolidated Balance Sheets at fair value. Changes in fair value of these warrants are recognized in the Consolidated Income Statements and included in Gain (loss) on investments, net.

     Management conducts a quarterly impairment review of each investment in the portfolio, including historical and projected financial performance, expected cash needs and recent funding events. Other-than-temporary impairments of investments are recognized if the market value of the investment is below its cost basis for an extended period or the issuer has experienced significant financial declines or difficulties in raising capital to continue operations.

     The equity method of accounting is used for unconsolidated investments in which Accenture exercises significant influence. All other investments are accounted for under the cost method.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

Foreign Exchange Instruments

     In the normal course of business, Accenture uses derivative financial instruments to manage foreign currency exchange rate risk. We hedge cash flow exposures for our countries using a combination of forwards and options contracts. These instruments are generally short term in nature, with maturities of less than one year and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forwards or options contracts that are long term. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions it utilizes as counterparties.

     Accenture does not designate any of its derivatives as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Therefore, the changes in fair market value of all derivatives are recognized in the Consolidated Income Statements and included in Other income (expense).

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Buildings	20 to 25 years
Leasehold improvements	Term of lease,
15 years maximum
Computers, related equipment and software	2 to 5 years
Furniture and fixtures	7 to 10 years

Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or group of assets is assessed by a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.

Employee Stock-Based Compensation Awards

     Accenture follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options and share purchase rights. Accordingly, no compensation expense is recognized for share purchase rights granted under the Company’s employee stock option and employee share purchase plan. Had compensation cost for the Company’s employee stock option and employee share purchase plan been determined based on fair value at the grant date consistent with SFAS 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001

Net income as reported	$1,039,886	$579,210	$488,155
Add: Stock-based compensatio n expense already included in net income as reported, net of tax and minority interest	46,464	49,609	869,801
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(173,131)	(294,913)	(882,417)

Pro forma income	$913,219	$333,906	$475,539

     The fair value of each option grant and employee share purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

	2003		2002		2001

Stock Options	Partners	Non-partners	Partners	Non-partners	Partners	Non-partners

Expected life (in years)	6	5	6	5	6	5
Risk-free interest rate	3.33%	2.89%	4.59%	3.35%	4.93%	4.73%
Expected volatility	50%	50%	50%	50%	50%	50%
Expected dividend yield	0%	0%	0%	0%	0%	0%

Employee Share Purchase Plan	2003	2002	2001

Expected life (in years)	0.5	0.5	N/A
Risk-free interest rate	1.50%	2.50%	N/A
Expected volatility	50%	50%	N/A
Expected dividend yield	0%	0%	N/A

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Accenture may undertake in the future, actual results may be different from the estimates.

Reclassifications

     Certain amounts reported in previous years have been reclassified to conform to the fiscal 2003 presentation.

Recently Adopted Accounting Standards

     Guarantees

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness to Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also requires that a guarantor recognize a liability at inception of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45’s initial recognition and measurement provisions did not have a material effect on the Company’s financial statements.

     The disclosure requirements are effective for financial statements of interim or annual periods ending December 15, 2002. These disclosure provisions require a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote.

     See footnote “17. Commitments and Contingencies – Guarantees” for further discussion.

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

     FIN 46 applies to VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, an enterprise with an August 31 fiscal year end is required to apply the provisions of FIN 46 beginning March 1, 2004. Additionally, FIN 46 requires

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

disclosure of VIEs in financial statements issued after January 31, 2003 if it is reasonably possible that as of the transition date: 1) the enterprise will be the primary beneficiary of an existing VIE that will require consolidation or 2) the enterprise will hold a significant variable interest in, or have significant involvement with, an existing VIE.

     We are not aware of any material VIEs that we need or will need to consolidate or disclose.

Newly Issued Accounting Standards

     In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21 provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of Issue 00-21 to existing arrangements and record the income statement impact as a cumulative effect of a change in accounting principle.

     Effective September 1, 2003, Accenture adopted Issue 00-21 on a prospective basis. The company will continue to account for contracts signed on or before August 31, 2003, under the previous Generally Accepted Accounting Principles. Beginning on September 1, 2003, the Company began accounting for all new contracts in accordance with Issue 00-21, potentially changing the timing of revenue recognition and affecting margins in some situations, depending on the Company’s ability to structure contracts to accommodate the requirements of Issue 00-21.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

2. RESTRUCTURING, REORGANIZATION AND REBRANDING

     In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. At August 31, 2002, the related liability for restructuring costs was $67,112. This liability was reduced by payments made in the year ended August 31, 2003 of $33,158. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. Included in the August 31, 2003 Consolidated Balance Sheet is $16,780 in Other accrued liabilities and $23,547 in Other non-current liabilities representing the net present value of the estimated remaining obligations related to existing operating leases.

     Reorganization and rebranding costs were $848,615 for the year ended August 31, 2001. Reorganization costs include $89,430 of restructuring costs relating to our transition to a corporate structure and $455,100 of indirect taxes and other costs imposed on transfers of assets to the new corporate holding company structure. Rebranding costs include $157,100 for the amortization of intangible assets related to the final resolution of the arbitration with Andersen Worldwide and Arthur Andersen and $147,085 resulting from changing our name to Accenture.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of Accumulated other comprehensive income (loss) at August 31, are as follows:

	2003	2002

Foreign currency translation adjustments	$(67,064)	$(63,645)

Unrealized gains (losses) on securities:
Net unrealized holding gains (losses) arising during the year	1,067	(28,961)
Reclassification adjustments for realized losses included in net income	2,094	33,430

Net unrealized gains	3,161	4,469
Unrealized losses on securities, beginning of year	(4,222)	(8,691)

Net unrealized losses, end of year	(1,061)	(4,222)
Minimum pension liability adjustments, net of tax	(120,108)	(12,565)

Accumulated other comprehensive loss	$(188,233)	$(80,432)

4. PROPERTY AND EQUIPMENT

     Property and equipment, net at August 31, is composed of the following:

	2003	2002

Buildings and land	$3,058	$10,699
Leasehold improvements	429,144	374,969
Computers, related equipment and software	1,060,782	933,702
Furniture and fixtures	266,617	249,832
Total accumulated depreciation	(1,109,146)	(852,698)

	$650,455	$716,504

5. BUSINESS COMBINATIONS AND GOODWILL

     On February 28, 2002, Accenture increased its ownership interest in Accenture HR Services, a human resource outsourcing business, from approximately 50 to 100 percent. The purchase price for the additional interest, including assumed liabilities, was $115,000 primarily consisting of a $70,000 cash payment and $35,000 to be paid over a five-year period. The contract also includes an earn-out provision, which could result in up to $187,500 of additional purchase price over a five-year period. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS 141, “Business Combinations,” resulted in an allocation of $115,003 to non-tax-deductible goodwill and $10,250 to finite-lived intangibles. The pro forma effects on operations are not material.

     On December 31, 2001, Accenture increased its ownership interest in Avanade, Inc. from approximately 50 percent to 78 percent. The purchase price for the additional interest was $81,350, of which $31,350 represented 1,259,272 Accenture Ltd Class A

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

common shares and $49,995 represented Accenture’s interest in Avanade, Inc. shares repurchased by Avanade, Inc. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS 141, resulted in an allocation of $52,600 to non-tax-deductible goodwill and $3,976 to finite-lived intangibles. The pro forma effects on operations are not material.

     All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” which does not permit amortization of goodwill. On September 1, 2002, the Company adopted the impairment provisions and disclosure requirements of SFAS 142. The Company performed impairment tests of goodwill as of May 31, 2003 and September 1, 2002 and determined that goodwill was not impaired. A summary of goodwill balances by segment is as follows:

	Comm
	& High	Financial
	Tech	Services	Government	Products	Resources	Total

Beginning balance at August 31, 2002	$55,083	$36,544	$19,017	$32,686	$24,273	$167,603
Goodwill arising in fiscal 2003 business combinations	1,030	2,122	1,537	3,956	1,877	10,522
Foreign currency translation adjustments	4,152	1,843	965	2,082	1,492	10,534

Ending balance at August 31, 2003	$60,265	$40,509	$21,519	$38,724	$27,642	$188,659

6. INVESTMENTS

     Investments held at August 31, are as follows:

	2003	2002

Marketable equity securities	$31,160	$54,297
Non-marketable and other	2,170	30,497

Total	$33,330	$84,794

Marketable Equity Securities

     Marketable equity securities include common stock, warrants and options, all of which are classified as available-for-sale. The unrealized gains and losses on these investments included in Accumulated other comprehensive income (loss) at August 31, are as follows:

	2003	2002

Fair value	$31,160	$54,297
Cost	32,221	58,519
Gross unrealized gains	18	1,100
Gross unrealized losses	(1,079)	(5,322)

Equity Method Investments

     As a result of a negative basis difference arising from the formation of a joint venture accounted for at carryover basis, the underlying equity in net assets of the joint venture exceeded Accenture’s carrying value by approximately $32,568 and $94,895 at August 31, 2003 and 2002, respectively. The negative basis difference is being amortized over three years on a straight-line basis. Amortization of the negative basis difference of $62,327, $66,211 and $31,545 was reflected in the accompanying Consolidated Income Statements for the years ended August 31, 2003, 2002 and 2001, respectively.

Other-Than-Temporary Writedowns

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

     For the years ended August 31, 2003, 2002 and 2001, Accenture recorded other-than-temporary impairment writedowns of $0, $325,335 and $94,489, respectively. Of the $325,335 recorded in fiscal 2002, $36,288 was reclassified from Other comprehensive income (loss) to Gain (loss) on investments, net and $289,047 was charged directly to Gain (loss) on investments, net.

     In fiscal 2002, the Company decided to sell substantially all of the minority ownership interests contained in its venture and investment portfolio. Related to this decision, the Company recorded an other-than-temporary impairment writedown of $211,900 which represented the loss it expected to incur on the sale. The Company completed this transaction in fiscal 2003 and retained an immaterial ownership interest in the venture and investment portfolio.

7. FINANCIAL INSTRUMENTS

     Substantially all of Accenture’s financial instruments are recorded at estimated fair value or amounts that approximate fair value.

Short-term Financial Assets and Liabilities

     Cash and cash equivalents, Receivables from clients, Short-term bank borrowings, Accounts payable, and Other accrued liabilities are short-term in nature and accordingly, their carrying values approximate fair value.

Investments

     Effective September 1, 2000, Accenture adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives are required to be recorded in the Consolidated Balance Sheets at fair value. The fair values of Accenture’s warrants and options are approximated using the Black-Scholes valuation model after considering restrictions on exercisability or sale. The adoption of SFAS 133 resulted in an increase to Net Income of $187,974 based upon the recognition of the fair value at September 1, 2000, of Accenture’s warrants and options in public companies and those that can be net share settled in private companies. For the years ended August 31, 2003, 2002 and 2001, Gain (loss) on investments, net includes $410, $1,470 and $191,892, respectively, of unrealized investment losses recognized in accordance with SFAS 133.

     Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Those debt and equity securities issued by non-public entities were valued by reference to the most recent round of financing as an approximation of the market value.

Foreign Exchange Instruments

     Market quoted exchange rates are used to determine the fair value of foreign exchange instruments. The notional values and fair values of such instruments at August 31, are as follows:

	2003		2002

	Notional	Fair	Notional	Fair
	Value	Value	Value	Value

Foreign currency forward exchange contracts:
To sell	$210,973	$(245)	$133,695	$(1,405)
To buy	152,035	(703)	147,958	2,117

8. BORROWINGS AND INDEBTEDNESS

Lines of Credit

     We have two $537,500 syndicated credit facilities, including one 364-day facility and one three-year facility, providing unsecured, revolving borrowing capacity for general working capital purposes. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

     (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of August 31, 2003, we had no borrowings under either facility and $78,641 in letters of credit outstanding under the three-year facility. These facilities are subject to annual commitment fees. In fiscal year 2002, there were one-time costs paid for an arrangement fee and a syndication fee totaling $1,760, which is being amortized over three years. On June 20, 2003, we renewed the 364-day facility at terms that are slightly more favorable than the expiring arrangement. The three-year facility is scheduled to expire on June 21, 2005.

     We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of August 31, 2003, these facilities provided for up to $252,410 of local currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of August 31, 2003, amounts available under these facilities totaled $214,810. Interest rate terms on these facilities are at market rates prevailing in the relevant local markets. At August 31, 2003 and 2002, respectively, we had $24,124 and $42,082 outstanding under these various facilities and $19,376 and $15,840 of other short-term borrowings. Certain of the agreements are subject to annual commitment fees. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 5%, 5% and 8% in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

9. INCOME TAXES

     Prior to our transition to a corporate structure, Accenture operated through partnerships in many countries and generally was not subject to income taxes in those countries. Taxes related to income earned by the partnerships were the responsibility of the individual partners. In some non-U.S. countries, Accenture operated through corporations and was subject to local income taxes. In addition, Accenture was subject to local unincorporated business taxes in some jurisdictions. Effective with the transition to a corporate structure on May 31, 2001, Accenture became subject to U.S. federal and other national, state and local corporate income taxes.

     The provision for taxes includes the following:

	2003	2002	2001

Current taxes:
U.S. federal	$142,941	$241,228	$382,690
U.S. state and local	20,420	34,461	66,080
Non-U.S	322,971	358,055	330,590

Total current tax expense	486,332	633,744	779,360

Deferred taxes:
U.S. federal	48,523	(143,035)	(85,520)
U.S. state and local	6,932	(20,434)	(19,612)
Non-U.S	24,312	20,796	(171,612)

Total deferred tax expense (benefit)	79,767	(142,673)	(276,744)

Total	$566,099	$491,071	$502,616

     Deferred income tax expenses (benefits) related to the additional minimum pension liability were ($71,920) in fiscal 2003 and were recorded in Accumulated other comprehensive income in the Consolidated Balance Sheet.

     Income before taxes from U.S. sources was $566,896 and $247,271 in fiscal 2003 and fiscal 2002, respectively. Income before taxes from non-U.S. sources was $1,045,921 and $820,287 in fiscal 2003 and fiscal 2002, respectively.

     A reconciliation of the U.S. federal statutory income tax rate to Accenture’s effective income tax rate is set forth below:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

	2003	2002	2001

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.6	1.2	1.0
Non-deductible investment losses	—	11.7	0.2
Non-U.S. operations	(2.0)	0.4	1.6
Rate benefit for partnership period	—	—	(49.0)
Revaluation of deferred tax liabilities (1)	—	—	13.6
Cost of transition to a corporate structure	—	—	59.6
Other	0.5	(2.3)	1.2

Effective income tax rate	35.1%	46.0%	63.2%

(1)	The revaluation of deferred tax liabilities upon change in tax status is a deferred tax expense recognized upon Accenture’s change in tax status from partnership to corporate form.

     Significant components of Accenture’s deferred tax assets and liabilities include the following:

	2003	2002

Deferred tax assets:
Pensions	$175,476	$94,481
Revenue recognition	88,174	97,126
Compensation and benefits	106,961	117,570
Investments	37,748	69,832
Tax credit carryforwards	21,673	17,448
Net operating loss carryforwards	162,271	104,288
Depreciation and amortization	121,006	113,908
Other	47,697	60,533

	761,006	675,186
Valuation allowance	(258,438)	(180,304)

Total deferred tax assets	502,568	494,882

Deferred tax liabilities:
Pensions	(1,238)	(2,174)
Revenue recognition	(19,959)	(22,041)
Investments	(2,125)	(452)
Depreciation and amortization	(18,674)	(17,562)
Other	(13,208)	(14,266)

Total deferred tax liabilities	(55,204)	(56,495)

Net deferred tax assets	$447,364	$438,387

     Accenture recorded a valuation allowance of $258,438 and $180,304 at August 31, 2003 and 2002, respectively, against deferred tax assets associated with capital losses on certain investments and certain tax net operating loss and tax credit carryforwards, as Accenture believes it is more likely than not that these assets will not be realized. At August 31, 2003 and 2002, respectively, $72,409 and $63,060 of the valuation allowances relate to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity. In addition, at August 31, 2003, $9,231 of the valuation allowance relates to tax attributes, the reversal of which in future years will be allocated to Additional paid in capital and Retained earnings.

     Accenture has net operating loss carryforwards at August 31, 2003 of $487,344. Of this amount, $356,941 expires at various dates through 2023 and $130,403 has an indefinite carryforward period. Accenture has tax credit carryforwards at August 31, 2003 of $21,673, $20,725 of which will expire at various dates through 2013 and $948 of which will expire between 2014 and 2023.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

     If Accenture or one of its non-U.S. subsidiaries were classified as a foreign personal holding company, Accenture’s U.S. shareholders would be required to include in income, as a dividend, their pro rata share of Accenture’s (or Accenture’s relevant non-U.S. subsidiary’s) undistributed foreign personal holding company income.

     Because of the application of complex U.S. tax rules regarding attribution of ownership, Accenture meets the definition of a foreign personal holding company in fiscal 2003 and fiscal 2002. However, there is no foreign personal holding company income that its U.S. shareholders are required to include in income for such years.

     In the event that Accenture has net foreign personal holding company income, Accenture may distribute a dividend to shareholders to avoid having taxable income imputed under these rules. Under certain circumstances, such a distribution could create additional income tax costs to Accenture. Since Accenture does not have any foreign personal holding company income in fiscal 2003 and fiscal 2002, no such taxes have been provided.

10. PROFIT SHARING AND RETIREMENT PLANS

Pension and Other Postretirement Benefits

     In the United States and certain other countries, Accenture maintains and administers noncontributory retirement and postretirement medical plans for active, retired and resigned Accenture employees. Benefits under the noncontributory employee retirement plans are based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. Plan assets of the noncontributory employee retirement plans consist of investments in equities, fixed income securities and cash equivalents. Annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements.

     In addition, certain postemployment benefits are provided to former or inactive employees after employment but before retirement, including severance benefits, disability-related benefits (including worker’s compensation) and continuation of benefits such as healthcare benefits and life insurance coverage. These costs are substantially provided for on an accrual basis.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

The following schedules provide information concerning the material defined benefit pension and postretirement benefit plans.

	Pension Benefits

	2003		2002		2001

		Non-U.S.		Non-U.S.		Non-U.S.
Components of pension expense	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans

Service cost	$29,215	$24,503	$28,852	$14,925	$27,802	$12,023
Interest cost	30,878	10,843	26,150	6,503	16,285	5,180
Expected return on plan assets	(25,886)	(6,011)	(26,171)	(3,717)	(19,683)	(4,281)
Amortization of transitional obligation	(6)	(181)	(10)	574	(10)	611
Amortization of loss/(gain)	4,847	1,730	462	368	(4,692)	(538)
Amortization of prior service cost	2,267	81	2,269	—	2,293	—
Curtailment loss cost	—	—	761	—	—	—
Special termination benefits charge	—	—	1,903	—	—	—

Total	$41,315	$30,965	$34,216	$18,653	$21,995	$12,995

	Other Benefits

	2003		2002	2001

		Non-U.S.
Components of postretirement expense	U.S. Plans	Plans	U.S. Plans	U.S. Plans

Service cost	$7,338	$817	$5,277	$4,136
Interest cost	5,683	799	3,824	2,426
Expected return on plan assets	(1,406)	—	(1,380)	(1,147)
Amortization of transitional obligation	79	183	79	87
Amortization of loss/(gain)	2,210	36	686	—
Amortization of prior service cost	(251)	—	—	—
Curtailment loss cost	—	—	83	—
Special termination benefits charge	—	—	759	—

Total	$13,653	$1,835	$9,328	$5,502

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

	Pension Benefits				Other Benefits

	2003		2002		2003		2002

		Non-U.S		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans

Changes in projected benefit obligation
Projected benefit obligation, beginning of year	$412,648	$147,940	$354,088	$109,943	$78,983	$—	$51,762
Adjustment cost	—	2,038	—	14,153	—	—	—
Service cost	29,215	24,503	28,852	14,925	7,338	817	5,277
Interest cost	30,878	10,843	26,150	6,503	5,683	799	3,824
Amendments	1,529	—	—	—	(6,462)	—	(3,498)
Special termination benefit	—	—	1,903	—	—	—	759
Participants contributions	—	844	—	244	—	—	—
Acquisitions/divestitures	17,613	23,453	—	(1,448)	—	18,783	—
Curtailment gain	—	(8,722)	(4,366)	—	—	—	(1,065)
Actuarial loss	129,198	22,513	13,013	(7,808)	2,293	2,112	22,385
Benefits paid	(11,914)	(5,961)	(6,992)	(1,930)	(967)	—	(461)
Exchange rate loss	—	15,995	—	13,358	—	2,028	—

Projected benefit obligation, end of year	$609,167	$233,446	$412,648	$147,940	$86,868	$24,539	$78,983

Changes in plan assets
Fair value of plan assets, beginning of year	$306,380	$70,494	$309,427	$64,552	$22,883	$—	$20,155
Expected return on plan assets	25,886	6,011	26,171	3,717	1,406	—	1,380
Actuarial loss	(16,078)	(3,959)	(46,430)	(10,199)	(220)	—	(721)
Acquisitions/divestitures	—	31,718	—	40	—	—	—
Employer contributions	7,086	38,980	24,204	8,492	—	—	2,530
Participants contributions	—	844	—	244	—	—	—
Benefits paid	(11,914)	(5,961)	(6,992)	(1,930)	(967)	—	(461)
Exchange rate gain	—	8,134	—	5,578	—	—	—

Fair value of plan assets, end of year	$311,360	$146,261	$306,380	$70,494	$23,102	$—	$22,883

Reconciliation of funded status
Funded status	$(297,807)	$(87,185)	$(106,269)	$(77,445)	$(63,766)	$(24,539)	$(56,100)
Unrecognized transitional obligation	—	(7,290)	(6)	1,222	756	2,230	835
Unrecognized loss	225,924	26,197	85,495	9,443	38,981	3,412	38,678
Unrecognized prior service cost	7,651	905	8,390	—	(9,709)	—	(3,498)
Fourth quarter contributions	—	870	—	—	—	—	—

Accrued benefit cost as of August 31	$(64,232)	$(66,503)	$(12,390)	$(66,780)	$(33,738)	$(18,897)	$(20,085)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$—	$9,350	$51,956	$—	$—	$—	$—
Accrued benefit liability	(257,749)	(84,096)	(76,205)	(69,184)	(33,738)	(18,897)	(20,085)
Intangible asset	7,651	479	—	966	—	—	—
Accumulated other comprehensive income	185,866	6,894	11,859	1,438	—	—	—
Fourth quarter contributions	—	870	—	—	—	—	—

Net amount recognized at year-end	$(64,232)	$(66,503)	$(12,390)	$(66,780)	$(33,738)	$(18,897)	$(20,085)

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

	Pension Benefits				Other Benefits

	2003		2002		2003		2002

		Non-U.S		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans

Weighted-average assumptions
Discount rate	6.00%	4.85%	7.25%	4.92%	6.00%	6.50%	7.25%
Expected rate of return on plan assets	8.00%	5.66%	8.50%	5.35%	8.00%/5.00%	N/A	8.00%/5.00%
Rate of increase in future compensation	4.50%	3.10%	5.70%	3.81%	N/A	4.00%	N/A

     The projected benefit obligations and fair value of plan assets for defined benefit pension plans with projected benefit obligations in excess of plan assets were $789,540 and $393,119, respectively, as of August 31, 2003 and $560,588 and $376,874, respectively, as of August 31, 2002. The accumulated benefit obligations and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $715,814 and $389,378, respectively, as of August 31, 2003 and $150,076 and $23,213, respectively, as of August 31, 2002.

Assumed Health Care Cost Trend

     Annual rate increases in the per capita cost of health care benefits of 11.2% (under age 65) and 13.0% (over age 65) were assumed for the plan year ending June 30, 2004. The trend rate assumptions are changed beginning for the plan year ending June 30, 2004. The rate is assumed to decrease on a straight-line basis to 5% for the plan year ending June 30, 2011 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase

	2003	2002

Effect on total of service and interest cost components	$2,941	$1,632
Effect on year-end postretirement benefit obligation	18,007	13,827

	One Percentage Point Decrease

	2003	2002

Effect on total of service and interest cost components	$(2,342)	$(1,342)
Effect on year-end postretirement benefit obligation	(14,263)	(11,254)

Basic Retirement Benefits

     Obligations relating to basic retirements benefits are included in pension benefits discussed above. This plan was eliminated for active partners after May 15, 2001 in connection with the transition to a corporate structure. All qualifying Accenture partners or their qualifying surviving spouses prior to May 15, 2001 will receive basic retirement benefits for life. The amount of annual benefit payments is periodically adjusted for cost-of-living adjustments at the beginning of each calendar year. The plan is unfunded and its projected benefit obligation (“PBO”) at August 31, 2003 was $113,996.

Early Retirement Benefits

     Obligations related to early-retirement benefits are not included in pension benefits disclosed above. For periods ended on or prior to May 15, 2001 partners retiring after age 56 and prior to age 62 received early retirement benefits based on two years’ earnings on a straight-line declining basis that resulted in no payout to partners retiring at age 62. Retired partners could elect to receive benefits in the form of a lump-sum payment or ten-year installment payments. Partners electing installment payments accrue interest based on a US Treasury bond index. This plan was eliminated for active partners after May 15, 2001, in connection with the transition to a corporate structure. Early retirement benefits of $56,466, $34,614 and $37,685 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively, were paid to retired partners. The amount due for early retirement benefits is $200,829 at August 31, 2003, which is being paid out over the period through 2011.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

     The liabilities for both basic and early retirement benefits were recorded as reductions of partners’ capital as of May 31, 2001, as payments related to these obligations were previously recorded as distributions of partners’ income.

Defined Contribution Plans

     In the United States, Accenture maintains and administers a trusteed profit sharing plan, the Accenture Profit Sharing and 401(k) Plan, that includes 18,062 active employees of Accenture and affiliates. The annual profit sharing contribution is determined by management. The contribution to the profit sharing plan was $59,879, $92,515 and $97,439 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The contribution approximated 4% of plan members’ compensation in fiscal 2003 and 6% in fiscal 2002 and fiscal 2001.

     In the United Kingdom, Accenture also maintains and administers a defined contribution plan, the Accenture Retirement Savings Plan, which includes 5,310 active employees of Accenture. The Company provides matching contributions up to certain amounts based upon the age of the eligible employee. The contribution to the plan was $32,057, $28,189 and $17,735 in fiscal 2003, fiscal 2002 and fiscal 2001, respectively.

11. EMPLOYEE SHARE PLANS

Employee Share Purchase Plan

     The Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”) is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under this plan, substantially all employees may elect to contribute 1% to 10% of their compensation during each offering period (up to a per participant maximum of $25 per calendar year) to purchase Accenture Ltd Class A common shares. The purchase price of Accenture Ltd Class A common shares is 85% of the lower of its beginning of offering period or end of offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares may be issued under the ESPP.

     The following table summarizes information related to the ESPP:

				Fair Value of Share
Offering Period Ended	Participants	Shares Purchased	Share Purchase Price	Purchase Rights

March 31, 2002	27,375	6,112,599	$10.90	$5.19
September 30, 2002	28,762	6,376,120	11.77	7.78
May 1, 2003	25,242	6,813,791	12.20	4.36

Share Incentive Plan

     The Accenture Ltd 2001 Share Incentive Plan (the “SIP”) permits the grant of nonqualified share options, incentive stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards to employees, directors, third-party consultants, former United States employees or former partners of, or other persons who perform services for, Accenture Ltd and its affiliates. A maximum of 375,000,000 Accenture Ltd Class A common shares may be subject to awards under the share incentive plan. At August 31, 2003, 212,652,840 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. The SIP is administered by the compensation committee of the board of directors of Accenture Ltd.

     Stock Options

     Incentive stock options generally have an exercise price that is at least equal to the fair market value of the Class A common shares on the date the option is granted.

     Options currently outstanding under the SIP have a maximum term of ten years and vest under varying schedules. Stock option activity for fiscal 2003, fiscal 2002 and fiscal 2001 was as follows:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Number	Option	Number	Option	Number	Option

Options outstanding, beginning of year	86,131,490	$14.73	95,820,431	$14.54	—	$—
Granted	6,251,959	15.24	3,993,818	18.78	96,360,395	14.54
Exercised	5,816,252	14.55	273,931	14.53	—	—
Forfeited	10,968,107	14.68	13,408,828	14.55	539,964	14.51

Options outstanding, end of year	75,599,090	$14.80	86,131,490	$14.73	95,820,431	$14.54

Exercisable at year end	32,140,118	$14.66	20,542,137	$14.54	—	$—

Weighted average fair value of options granted during the year		$7.27		$9.44		$7.74

     The following table summarizes information about stock options outstanding at August 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted
	Options	Avg. Contractual	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	Life Remaining	Exercise Price	Exercisable	Exercise Price

$12.82 - $15.31	70,294,812	7.9	$14.54	31,184,717	$14.54
15.32 - 18.32	2,716,604	9.2	16.23	365,244	16.12
18.33 - 27.23	2,587,674	8.9	20.16	590,157	19.94

12.82 - 27.23	75,599,090	8.0	$14.80	32,140,118	$14.66

     Restricted Share Units

     Under the SIP, participants may be granted restricted share units without cost to the participant. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death, of the participant to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan vest at various times, generally ranging from immediate vesting to vesting over a five-year period. Compensation expense is recognized using a graded-vesting attribution method. Information with respect to restricted share units is as follows:

	2003	2002	2001

Shares granted	6,908,328	5,124,912	68,481,815
Weighted average fair value of shares	$16.13	$20.58	$14.98
Pre-tax compensation expense charged to earnings, net of cancellations	$51,615	$54,729	$967,110

     Deferred Bonus Plan

     On September 1, 2000, Accenture implemented a deferred bonus plan for employees based on tenure and performance. The plan provided for a loyalty award, which vested immediately, and a performance award, which vested over a period of three years. In connection with the grant of restricted share units, Accenture terminated the deferred bonus plan for employees on July 19, 2001. For all remaining vested and unvested benefits, 7,968,826 restricted share units were granted to employees on July 19, 2001. At August 31, 2001, the remaining liability for vested benefits under the terminated bonus plan was $73,218, which was paid in cash in the first quarter of fiscal 2002.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

12. SHAREHOLDERS’ EQUITY AND CERTAIN SHAREHOLDERS’ AGREEMENTS

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

     In accordance with Luxembourg company law, the company is required to transfer a minimum of 5% of its unconsolidated net profit as determined in accordance with the Luxembourg legal and regulatory requirements for each financial year to a legal reserve. This requirement ceases to be necessary once the balance on the legal reserve reaches 10% of the issued share capital. The legal reserve is not available for distribution to the shareholders. As of August 31, 2003, $50,000,000 of Accenture SCA’s undistributed, unconsolidated retained earnings is legally reserved and the maximum legal reserve requirement is approximately $150,000,000. We currently do not anticipate that Accenture SCA will pay dividends. We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Accenture SCA to pay dividends.

     Common Shares Issued

     No common shares were issued during the year ended August 31, 2003. The following common shares were issued during the year ended August 31, 2002:

	Balance at August				Balance at August
	31, 2001	Acquisition	ESPP	Secondary	31, 2002

	(in thousands)
Class I	752,584	1,259	—	—	753,843
Class I-A	5,000	—	—	—	5,000
Class I-B	5,000	—	—	—	5,000
Class I-C	10,000	—	—	—	10,000

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars)

Class I-D	10,000	—	—	—	10,000
Class I-E	15,000	—	—	—	15,000
Class I-F	15,000	—	—	—	15,000
Class I-G	20,000	—	—	—	20,000
Class I-H	25,000	—	—	—	25,000
Class I-I	5,000	—	—	—	5,000
Class I-J	5,000	—	—	—	5,000
Class I-K	16,050	—	—	—	16,050
Class I-L	—	—	5,026	—	5,026
Class I-M	—	—	—	68,627	68,627
Class II	470,958	—	—	—	470,958

Accenture Stock Employee Compensation Trust

     On April 17, 2002 Accenture Ltd’s board of directors approved the creation of the SECT. The purpose of the SECT is to acquire Accenture Ltd Class A common shares to be used to fund equity-based awards for Accenture employees, including future Accenture partners. The SECT is a non-qualified grantor trust whose financial statements are consolidated with the Company’s. In fiscal 2002, Accenture contributed $300,000 to the SECT. In March 2003, the Company contributed an additional $150,000 to the SECT. During fiscal 2003 and fiscal 2002, the SECT purchased approximately 8,619,800 and 12,562,300 Accenture Ltd Class A common shares, respectively, with aggregate purchase prices totaling $151,763 and $221,110, respectively. The SECT transferred 3,100,300 shares for issuance to Accenture employees under various equity programs. As of August 31, 2003, $83,280 of Restricted cash on the Consolidated Balance Sheet remained available for share purchases.

Share Management Plan

     Accenture redeems or purchases certain shares from partners and employees. On July 11, 2002, Accenture Ltd’s board of directors authorized the utilization of $600,000 for such acquisitions from partners, former partners and their permitted transferees and for acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with the initial public offering of the Accenture Ltd Class A common shares. Of the $600,000 previously authorized, $311,258 was utilized in fiscal 2003, primarily pursuant to quarterly tender offers made to Accenture SCA Class I shareholders by controlled subsidiaries of Accenture SCA that redeemed or purchased an aggregate of 15,387,401 Accenture SCA Class I common shares and 85,153 Accenture Canada Holdings Inc. exchangeable shares for a combined cost of $269,966. Of the $600,000 previously authorized, $288,742 remained available for future share purchases at August 31, 2003.

Other Share Purchases

     Accenture purchased $249,073 of Accenture Ltd Class A common shares in open-market purchases in addition to Accenture Ltd Class A common shares purchased by the SECT during the year ended August 31, 2002. Accenture did not purchase any such shares in open-market purchases in fiscal 2003. During fiscal 2003, Accenture acquired Accenture Ltd Class A common shares for a cost of $98,810 from employees electing net share delivery under the ESPP and Share Incentive Plan.

Accenture SCA Transfer Rights Agreement

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

     The articles of association of Accenture SCA provide that shares of Accenture SCA (other than those held by Accenture Ltd) may be transferred only with the consent of the Accenture SCA supervisory board or its delegate, the Accenture SCA partners

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands of U.S. dollars)

committee. In addition, by entering into the transfer rights agreement, each party (other than Accenture Ltd) agrees, among other things, to:

•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to the date of Accenture Ltd’s initial public offering for a period of eight years thereafter; and

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to the date of Accenture Ltd’s initial public offering as long as he or she is an employee of Accenture.

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

     The transfer rights agreement will continue in effect until the earlier of 50 years from the date of the transfer rights agreement and the time it is terminated by the vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. The transfer restrictions will not terminate upon the expiration or termination of the transfer rights agreement unless they have been previously waived or terminated under the terms of the transfer rights agreement. The transfer rights agreement may generally be amended at any time by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. Amendment of the transfer restrictions also requires the consent of Accenture SCA.

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

Accenture Ltd and Accenture SCA Common Agreement

     Accenture Ltd and Accenture SCA and certain of the covered persons under the transfer rights agreement described above under “— Accenture SCA Transfer Rights Agreement” have entered into a common agreement, and each other person who becomes a partner in the future will be required to enter into the common agreement, under which each such covered person agrees not to transfer any of his or her covered shares under the transfer rights agreement until July 24, 2005, except to participate as a seller in underwritten public offerings, share purchases, sales or redemptions or other transactions, in each case as approved in writing by Accenture SCA or Accenture Ltd; and/or to transfer to estate and/or tax planning vehicles, family members and charitable organizations that become bound by the terms of the common agreement, in each case as approved in writing by Accenture SCA or Accenture Ltd.

13. MINORITY INTEREST

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

14. RELATED PARTIES

     Amounts due to/due from related parties at August 31, 2003 and 2002 are payable to/receivable from those individuals who were partners of Accenture prior to May 31, 2001 in relation to pre-incorporation matters         .

15. RELATIONSHIP WITH ARTHUR ANDERSEN

     The International Chamber of Commerce appointed a Tribunal, that by its Final Award dated July 28, 2000, ruled that Andersen Worldwide Société Coopérative (“AW-SC”) had breached its material obligations under its agreements with the predecessors of many of what are now Accenture Ltd’s controlled subsidiaries in fundamental respects and those entities were excused from any further obligations to AW-SC and member firms of Arthur Andersen ( “AA”) as of August 7, 2000. The ruling stated that amounts due under those agreements, which were escrowed between 1998 and 1999 of $512,324 plus accrued interest, should be paid to AA as directed by AW-SC and allocated the costs of the proceeding among the parties. The escrowed funds, along with net accumulated interest on investments, were transferred to AA by the escrow agent on various dates in September 2000. Accenture, AW-SC and AA entered into a Memorandum of Understanding (“MOU”), which provided for payments to AA of $556,000, including the payment of $313,832 for amounts due to AW-SC, the purchase of intangible assets for $157,000 and the payment of $85,000 for the settlement of all interfirm payables.

     Pursuant to the MOU, Accenture and AA entered into (1) a six-year services agreement under which AA would provide certain services to Accenture for payments to AA of $60,000 per year, (2) a five-year agreement under which AA would provide certain training facilities to Accenture for payments to AA of $60,000 per year, and (3) a five-year agreement under which Accenture would provide $22,500 per year of certain services at no cost to AA; each agreement was effective January 1, 2001. Payments due under the five-year and six-year services agreements were to be based upon rates established by AA that Accenture determined would exceed the rates that they charge for similar services to unrelated parties (the fair value of those services). The present value of the fair values of these services determined by reference to the fees usually received for such services was recorded as a liability and as a distribution to partners as of December 2000. These liabilities, which aggregated $190,962, were reported as distributions to partners because the liabilities were incurred in connection with Accenture’s separation from AA. At August 31, 2001, amounts due to/from AA/AW-SC and Accenture were no longer classified as related party balances.

     In October 2002, Accenture and Arthur Andersen LLP terminated the prior training facility services agreement, as well as the services agreements by which Arthur Andersen LLP and other Arthur Andersen firms were to provide services to Accenture and by which Accenture was to provide Arthur Andersen LLP and other Arthur Andersen firms with services. In conjunction with the termination of all contracts and in settlement of all related matters with Arthur Andersen LLP and other Arthur Andersen firms, Accenture paid Arthur Andersen LLP $190,290. This payment offset previously accrued amounts and resulted in an immaterial gain. In October 2002, Accenture and Arthur Andersen LLP also entered into a new facility services agreement, which provides Accenture with the use of Arthur Andersen LLP’s training facility in St. Charles, Illinois, at market rates through July 1, 2007. Accenture has committed to spend a minimum of $135,000 over the five-year period ending July 1, 2007.

16. LEASE COMMITMENTS

     Accenture has various lease agreements, principally for office space, with various renewal options. Rental expense (net of sublease income from third parties of $18,950 in fiscal 2003, $13,824 in fiscal 2002, and $12,911 in fiscal 2001) including operating costs and taxes, was $280,714 in fiscal 2003, $264,982 in fiscal 2002, and $207,757 in fiscal 2001. Future minimum rental commitments under non-cancelable operating leases as of August 31, 2003, are as follows:

	Operating	Operating
	Lease	Sublease
	Payments	Income

2004	$261,212	$(14,803)
2005	214,619	(6,049)

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

2006	205,593	(5,154)
2007	178,977	(4,050)
2008	157,660	(3,507)
Thereafter	1,138,920	(13,501)

	$2,156,981	$(47,064)

17. COMMITMENTS AND CONTINGENCIES

     Guarantees

     As a result of our increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002 conditional on Accenture HR Services achieving growth in revenues. As of August 31, 2003, no payments had been made, and should any payments be made in the future, they will result in an increase to goodwill.

     In connection with Accenture increasing its ownership interest in Avanade, Inc. from 50 percent to 78 percent, Accenture has the right to purchase substantially all of the remaining outstanding shares of Avanade, Inc. at fair market value but not less than $28,650 and not to exceed $58,650 anytime after December 31, 2004 or earlier if certain events occur. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade, Inc. anytime after December 31, 2006, or earlier if certain events occur, for fair market value but not less than $28,650 and not to exceed $58,650.

     Accenture has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by Accenture and dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, payments made by the Company under these agreements have not been material. As of August 31, 2003, management was not aware of any indemnification agreements that would require material payments.

     As part of a new agreement to provide services to a group of European clients for approximately seven years, Accenture and each of its two other consortium participants agreed to guarantee the performance of each other consortium participant. As of August 31, 2003, under this arrangement, in the event of performance default by one or both of the other consortium participants, Accenture could be liable to the clients up to a maximum of $163,319 for damages incurred and penalties. There are recourse provisions among the consortium participants that would allow Accenture to recover from the other consortium participants all but $38,233 if Accenture’s remittances to the clients are the result of a performance default by one or both of the other consortium participants.

     Accenture has entered into contracts with certain non-U.S. government agencies whereby it has joint and several liability with its consortium participants. Under these arrangements, Accenture could be liable to its clients for any default of its consortium participants. As of August 31, 2003, the total value of work being performed by the consortium participants was $22,267. Accenture has recourse against its consortium participants for the full amount of any payment made to a client as a result of performance default by the other consortium participants.

     Legal Contingencies

     At August 31, 2003, Accenture or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes they will not ultimately have a material effect on the results of operations, financial position, or cash flows of Accenture.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

18. SEGMENT REPORTING

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

     Accenture’s chief operating decision maker is the chief executive officer. The operating segments are managed separately because each operating segment represents a strategic business unit that serves clients in different industries. The reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

Reportable Segments

	Comm. &
Year ended	High	Financial
August 31, 2003	Tech	Services	Government	Products	Resources	Other	Total

Revenues before reimbursement	$3,290,372	$2,355,321	$1,581,758	$2,613,303	$1,966,043	$11,202	$11,817,999
Depreciation (1)	88,479	62,599	31,186	60,127	51,422	—	293,813
Operating income	321,168	306,094	282,308	428,217	213,448	—	1,551,235

Assets at August 31 (2)	$365,101	$213,441	$354,444	$362,443	$295,114	$109,806	$1,700,349

	Comm. &
Year ended	High	Financial
August 31, 2002	Tech	Services	Government	Products	Resources	Other	Total

Revenues before reimbursements	$3,181,658	$2,366,427	$1,315,819	$2,695,978	$2,005,045	$9,342	$11,574,269
Depreciation (1)	100,341	74,732	30,737	65,785	61,672	—	333,267
Operating income	221,821	291,186	159,232	511,674	201,538	—	1,385,451

Assets at August 31 (2)	$434,805	$293,696	$312,270	$283,906	$302,653	$39,769	$1,667,099

	Comm. &
Year ended	High	Financial
August 31, 2001	Tech	Services	Government	Products	Resources	Other(3)	Total

Revenues before reimbursements	$3,238,256	$2,626,567	$1,003,235	$2,623,440	$1,933,225	$18,997	$11,443,720
Depreciation (1)	76,901	59,701	21,053	51,512	47,905	—	257,072
Operating income	429,452	665,783	(7,708)	298,085	250,126	(939,982)	695,756

Assets at August 31 (2)	$500,762	$274,301	$161,584	$270,826	$258,146	$17,523	$1,483,142

(1)	This amount includes depreciation on property and equipment controlled by each operating segment as well as an allocation for depreciation on property and equipment they do not directly control.

(2)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services and Deferred revenues.

(3)	In 2001, Other primarily includes the cost of the restricted share units that were granted and vested as of August 31, 2001, as this amount was not charged to the operating groups.

     The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies, except for the cost of restricted share units as described in footnote 2.

Geographic Information

     Revenues are attributed to geographic areas based on where client services are supervised.

	Americas	EMEA (1)	Asia Pacific	Total

Fiscal 2003
Revenues before reimbursements	$5,671,026	$5,352,850	$794,123	$11,817,999
Reimbursements	907,628	560,391	111,222	1,579,241
Revenues	6,578,654	5,913,241	905,345	13,397,240
Long lived assets at August 31	325,250	252,001	73,204	650,455

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Years Ended August 31, 2003, 2002 and 2001
(In thousands of U.S. dollars)

	Americas	EMEA (1)	Asia Pacific	Total

Fiscal 2002
Revenues before reimbursements	$5,835,992	$4,962,942	$775,335	$11,574,269
Reimbursements	872,019	530,534	128,202	1,530,755
Revenues	6,708,011	5,493,476	903,537	13,105,024
Long lived assets at August 31	403,915	265,023	47,566	716,504

	Americas	EMEA (1)	Asia Pacific	Total

Fiscal 2001
Revenues before reimbursements	$6,112,986	$4,484,075	$846,659	$11,443,720
Reimbursements	987,947	516,567	113,638	1,618,152
Revenues	7,100,933	5,000,642	960,297	13,061,872
Long lived assets at August 31	567,987	199,296	55,035	822,318

(1)	EMEA includes Europe, Middle East and Africa.

The following table presents revenues before reimbursements by major types of services:

	Year Ended
	August 31,

	2003	2002	2001

Consulting	$7,915,773	$8,770,396	$9,409,623
Outsourcing	3,567,254	2,609,204	1,968,771
Other	334,972	194,669	65,326

Revenues before reimbursements	11,817,999	11,574,269	11,443,720

Reimbursements	1,579,241	1,530,755	1,618,152

Revenues	$13,397,240	$13,105,024	$13,061,872

19. SUBSEQUENT EVENTS

     On September 8, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders on August 7, 2003, Accenture SCA and one of its controlled subsidiaries redeemed or purchased an aggregate of 6,519,532 Accenture SCA Class I common shares at a price of $19.91 per share. At the same time, Accenture International SARL purchased 52,861 Accenture Canada Holdings Inc. exchangeable shares at a price of $19.91 per share. The total cash outlay for these transactions was $130,856. These transactions were also undertaken pursuant to Accenture’s Share Management Plan for Accenture’s partners, former partners and their permitted transferees and the acquisitions were undertaken pursuant to the previously mentioned board of director’s authorization.

     On September 29, 2003, also as part of its Share Management Plan, Accenture Ltd closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 57,394,595 such shares newly issued by Accenture Ltd and 24,605,405 of such shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $21.00 per share and the price net of the underwriters’ discount of 2.85% was $20.40 per share. Accenture Ltd received $1,170,936 as a result of the issuance of 57,394,595 shares newly issued by Accenture Ltd. On September 30, 2003, the underwriters, in connection with the underwritten public offering, exercised their option to purchase an additional 12,300,000 newly issued Class A common shares at the same price per share.

     On October 30, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders, Accenture SCA and one of its controlled subsidiaries redeemed or purchased an aggregate of 71,000,000 Accenture SCA Class I shares at a price of $21.00 per

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

share. At the same time, Accenture International SARL purchased 816,561 Accenture Canada Holdings Inc. exchangeable shares at a price of $21.00 per share.

     On November 14, 2003, Accenture Ltd’s board of directors authorized an additional $150,000 for the purchase of Accenture Ltd Class A common shares from time to time in the open market. Shares acquired in open-market purchases by Accenture will continue to be used by the SECT to provide shares for select Accenture employee benefits, including equity awards to future partners. The Accenture Ltd board of directors also authorized an additional $600,000 for use in connection with acquisitions of shares from partners, former partners and their permitted transferees and for acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. Accenture SCA, its controlled subsidiaries and the SECT will be receiving these funds and will utilize them in accordance with the authorizations of the Accenture Ltd board of directors.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)

20. QUARTERLY DATA (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Annual

Fiscal 2003
Revenues before reimbursements	$2,929,958	$2,826,196	$3,044,836	$3,017,009	$11,817,999
Reimbursements	397,489	362,827	373,593	445,332	1,579,241
Revenues	3,327,447	3,189,023	3,418,429	3,462,341	13,397,240
Operating income	429,197	367,821	404,122	350,095	1,551,235
Net income	267,118	248,640	272,845	251,283	1,039,886

Fiscal 2002
Revenues before reimbursements	$2,988,630	$2,913,289	$2,980,678	$2,691,672	$11,574,269
Reimbursements	352,692	415,148	369,982	392,933	1,530,755
Revenues	3,341,322	3,328,437	3,350,660	3,084,605	13,105,024
Operating income	414,257	388,279	434,986	147,929	1,385,451
Net income	198,517	25,821	274,591	80,281	579,210

ACCENTURE SCA

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 13, 2003 by the undersigned, thereunto duly authorized.

ACCENTURE SCA, represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory

By:	/s/ DOUGLAS G. SCRIVNER

Name: Douglas G. Scrivner

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Joe W. Forehand, Harry L. You and Douglas G. Scrivner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the Registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the Registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the general partner of the Registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 13, 2003 by the following persons on behalf of Accenture Ltd, the general partner of the Registrant, and in the capacities indicated.

Signature	Title*

/s/ JOE W. FOREHAND	Chief Executive Officer and
Chairman of the Board of Accenture Ltd
Joe W. Forehand	(principal executive officer)

/s/ STEPHAN A. JAMES	Director

Stephan A. James

/s/ STEVEN A. BALLMER	Director

Steven A. Ballmer

/s/ DINA DUBLON	Director

Dina Dublon

/s/ KARL-HEINZ FLÖTHER	Director

Karl-Heinz Flöther

/s/ JOEL P. FRIEDMAN	Director

Joel P. Friedman

S-1

Signature	Title

/s/ WILLIAM D. GREEN	Director

William D. Green
Dennis F. Hightower	Director
William L. Kimsey	Director
Robert I. Lipp	Director

/s/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director

/s/ SIR MARK MOODY-STUART Sir Mark Moody-Stuart	Director

/s/ MASAKATSU MORI Masakatsu Mori	Director

/s/ WULF VON SCHIMMELMANN Wulf von Schimmelmann	Director

/s/ CARLOS VIDAL Carlos Vidal	Director

/s/ HARRY L. YOU Harry L. You	Chief Financial Officer of Accenture Ltd (principal financial and accounting officer)

*	Title indicates position with the general partner, Accenture Ltd.

S-2