Form 10-Q
period 2003-11-30
ACCENTURE SCA
filed 2004-01-14
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _____.

Commission File Number: 000-49713

ACCENTURE SCA
(Exact name of Registrant as specified in its charter)

Luxembourg	98-0351796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1 rue Guillaume Kroll
L-1882 Luxembourg
(Address of principal executive offices)

(352) 26 42 35 00
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [  ] No [x]

     The number of shares of the Registrant’s Class I common shares, par value €1.25 per share, outstanding as of January 5, 2004 was 885,818,582 (which number does not include 85,474,872 issued shares held by subsidiaries of the Registrant).

ACCENTURE SCA

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

November 30, 2003 and August 31, 2003
(In thousands of U.S. dollars, except share amounts)

	November 30,	August 31,
	2003	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,329,651	$2,332,161
Restricted cash	4,357	83,280
Receivables from clients, net	1,486,133	1,416,153
Unbilled services	1,004,231	828,515
Deferred income taxes, net	148,298	147,040
Other current assets	279,700	230,062

Total current assets	5,252,370	5,037,211

NON-CURRENT ASSETS:
Unbilled services	156,400	132,522
Investments	30,526	33,330
Property and equipment, net	631,022	650,455
Goodwill	199,657	188,659
Deferred income taxes, net	330,581	326,286
Other non-current assets	102,710	90,777

Total non-current assets	1,450,896	1,422,029

TOTAL ASSETS	$6,703,266	$6,459,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$33,655	$43,500
Current portion of long-term debt	2,559	2,662
Accounts payable	496,809	573,201
Deferred revenues	659,021	676,841
Accrued payroll and related benefits	1,063,085	974,319
Income taxes payable	782,058	671,026
Deferred income taxes, net	22,589	22,390
Other accrued liabilities	390,837	387,157

Total current liabilities	3,450,613	3,351,096

NON-CURRENT LIABILITIES:
Long-term debt	13,729	13,955
Retirement obligation	590,907	575,973
Deferred income taxes, net	3,747	3,572
Other non-current liabilities	759,587	836,850

Total non-current liabilities	1,367,970	1,430,350

MINORITY INTEREST	34,863	34,233

SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 19,868,950,000 shares authorized, 753,843,192 issued as of November 30, 2003 and August 31, 2003	845,307	845,307
Class I-A common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-B common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-C common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-D common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-E common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-F common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-G common shares, par value 1.25 euros per share, 20,000,000 shares authorized, issued and outstanding	21,739	21,739
Class I-H common shares, par value 1.25 euros per share, 25,000,000 shares authorized, issued and outstanding	27,174	27,174
Class I-I common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-J common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-K common shares, par value 1.25 euros per share, 16,050,000 shares authorized, issued and outstanding	18,074	18,074
Class I-L common shares, par value 1.25 euros per share, 5,025,720 shares authorized, issued and outstanding	5,540	5,540
Class I-M common shares, par value 1.25 euros per share, 68,626,707 shares authorized, issued and outstanding	78,398	78,398
Class I-N common shares, par value 1.25 euros per share, 12,747,835 shares authorized, issued and outstanding	18,301	—
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 470,958,308 shares issued and outstanding	529,281	529,281
Restricted share units (related to Accenture Ltd Class A common shares), 33,797,847 and 33,803,376 units issued and outstanding as of November 30, 2003 and August 31, 2003, respectively,	495,260	495,024
Additional paid-in capital	3,013,744	2,687,575
Treasury shares, at cost, 81,751,874 and 45,256,961 Class I common shares at November 30, 2003 and August 31, 2003, respectively	(1,654,956)	(846,959)
Investment in Accenture Ltd shares, at cost, 275,460 and 5,229,487 shares at November 30, 2003 and August 31, 2003, respectively	(6,567)	(88,198)
Accenture Ltd Class A shares owned by the Accenture Ltd Stock Employee Compensation Trust, at cost, 3,500,000 and 18,081,800 shares at November 30, 2003 and August 31, 2003, respectively	(78,965)	(308,878)
Retained deficit	(1,376,214)	(1,708,371)
Accumulated other comprehensive loss	(162,384)	(188,233)

Total shareholders’ equity	1,849,820	1,643,561

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,703,266	$6,459,240

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Three Months Ended November 30, 2003 and 2002
(In thousands of U.S. dollars)
(Unaudited)

	2003	2002

REVENUES:
Revenues before reimbursements	$3,261,585	$2,929,958
Reimbursements	312,903	397,489

Revenues	3,574,488	3,327,447
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,150,890	1,774,197
Reimbursable expenses	312,903	397,489

Cost of services	2,463,793	2,171,686
Sales and marketing	350,597	355,833
General and administrative costs	339,356	370,731
Reorganization benefit	(86,398)	—

Total operating expenses	3,067,348	2,898,250

OPERATING INCOME	507,140	429,197
Gain on investments, net	498	3,805
Interest income	10,423	9,093
Interest expense	(5,751)	(6,536)
Other income (expense)	1,526	(1,775)
Equity in losses of affiliates	(686)	(530)

INCOME BEFORE TAXES	513,150	433,254
Provision for taxes	178,576	164,637

INCOME BEFORE MINORITY INTEREST	334,574	268,617
Minority interest	(2,417)	(1,499)

NET INCOME	$332,157	$267,118

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Three Months Ended November 30, 2003
(U.S. dollars and share amounts in thousands)
(Unaudited)

					Restricted							Investment
	Class		Class		Share					Investment		in
	I		II		Units					in		Accenture
	Common		Common		Common			Treasury		Accenture		Ltd-
	Shares		Shares		Shares		Additional	Shares		Ltd		SECT
		No.		No.		No.	Paid-in		No.		No.		No.
	$	Shares	$	Shares	$	Shares	Capital	$	Shares	$	Shares	$	Shares

Balance at August 31, 2003	$1,072,320	958,546	$529,281	470,958	$495,024	33,803	$2,687,575	$(846,959)	(45,257)	$(88,198)	(5,229)	$(308,878)	(18,082)
Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustment Foreign currency translation adjustments
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on stock-based compensation plans							11,658
Purchase of Accenture Ltd Class A common shares							(9,324)			(17,509)	(657)	(78,965)	(3,500)
Transfer of shares from SECT										(308,878)	(18,082)	308,878	18,082
Vesting of restricted share units, net					5,096	278
Purchases/redemptions of Accenture Class I common shares and Canada Holdings Inc. exchangeable shares							(12,595)	(1,602,958)	(78,578)
Issuance of common shares:
Employee share purchase plan							(20,137)			86,951	4,394
Employee stock options							(16,320)	41,875	2,303	35,638	1,897
Restricted share units					(4,860)	(283)	337	2,495	133	2,028	102
In September 2003 offering	18,301	12,748					369,582	750,591	39,647	283,401	17,300
Minority Interest							2,968

Balance at November 30, 2003	$1,090,621	971,294	$529,281	470,958	$495,260	33,798	$3,013,744	$(1,654,956)	(81,752)	$(6,567)	(275)	$(78,965)	(3,500)

		Accumulated
		Other
	Retained	Compre-
	Earnings	hensive
	(Deficit)	Income(Loss)	Total

Balance at August 31, 2003	$(1,708,371)	$(188,233)	$1,643,561
Comprehensive income
Net income	332,157		332,157
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustment		1,119	1,119
Foreign currency translation adjustments		24,730	24,730

Other comprehensive income (loss)		25,849

Comprehensive income			358,006
Income tax benefit on stock-based compensation plan			11,658
Purchase of Accenture Ltd Class A common shares			(105,798)
Transfer of shares from SECT			—
Vesting of restricted share units, net			5,096
Purchases/redemptions of Accenture Class I common shares and Canada Holdings Inc. exchangeable shares			(1,615,553)
Issuance of common shares:
Employee share purchase plan			66,814
Employee stock options			61,193
Restricted share units			—
In September 2003 offering			1,421,875
Minority Interest			2,968

Balance at November 30, 2003	$(1,376,214)	$(162,384)	$1,849,820

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

For the Three Months Ended November 30, 2003 and 2002
(In thousands of U.S. dollars)
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,157	$267,118

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	62,709	60,853
Reorganization benefit	(86,398)	—
Gain on investments, net	(498)	(3,805)
Loss on disposal of property and equipment, net	1,805	4,237
Stock-based compensation expense	14,437	13,370
Deferred income taxes, net	(4,443)	(10,928)
Minority interest	2,417	1,499
Other items, net	833	(2,383)
Change in assets and liabilities—
Increase in receivables from clients, net	(46,721)	(46,660)
(Increase) decrease in other current assets	(48,229)	35,656
Increase in unbilled services, current and non-current	(175,759)	(157,004)
Increase in other non-current assets	(12,094)	(4,410)
Decrease in accounts payable	(82,018)	(71,393)
Decrease in deferred revenues	(27,005)	(1,536)
Increase (decrease) in accrued payroll and related benefits	71,007	(52,614)
Increase in income taxes payable	118,508	217,843
Decrease in other accrued liabilities	(1,776)	(43,449)
Increase (decrease) in other non-current liabilities	6,955	(8,087)

Net cash provided by operating activities	125,887	198,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	5,535	45,076
Proceeds from sales of property and equipment	2,241	1,369
Purchases of businesses and investments, net of cash acquired	(6,131)	(2,612)
Purchases of property and equipment	(46,738)	(18,904)

Net cash (used in) provided by investing activities	(45,093)	24,929

CASH FLOWS FROM FINANCING ACTIVITIES:
Contract termination payment	—	(147,569)
Issuance of Accenture Ltd Class A common shares	1,549,882	95,716
Purchase of Accenture Ltd Class A common shares	(105,798)	(68,814)
Purchase of Accenture SCA Class I common shares	(1,615,553)	(142)
Proceeds from issuance of long-term debt	481	—
Repayment of long-term debt	(1,116)	(2,249)
Proceeds from issuance of short-term bank borrowings	27,713	20,996
Repayments of short-term bank borrowings	(36,823)	(28,927)
Decrease in restricted cash of Accenture Ltd Stock Employee Compensation Trust	78,923	64,789

Net cash used in financing activities	(102,291)	(66,200)
Effect of exchange rate changes on cash and cash equivalents	18,987	(369)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,510)	156,667
CASH AND CASH EQUIVALENTS, beginning of period	2,332,161	1,316,976

CASH AND CASH EQUIVALENTS, end of period	$2,329,651	$1,473,643

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars)
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (together “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 19, 2003. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

2. RECENTLY ADOPTED ACCOUNTING STANDARDS

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

     Effective September 1, 2003, Accenture adopted Issue 00-21 on a prospective basis. The company will continue to account for contracts signed on or before August 31, 2003, under the previous policy for contracts containing multiple elements, as described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

     Revenues for contracts signed or amended after August 31, 2003 with multiple elements are allocated to each element based on the lesser of its relative fair value or the amount that is not contingent on future delivery of another element. Revenues allocated to separate elements are recognized for each separate element in accordance with Accenture’s accounting policy for that element as described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. If the amount of non-contingent revenue allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent.

     The adoption of Issue 00-21 has not had a material effect on the Company’s consolidated financial position as of November 30, 2003 or results of operations for the three-month period then ended.

3. PRO FORMA IMPACT OF EMPLOYEE STOCK OPTIONS AND SHARE PURCHASE PLANS

     Accenture follows Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options and share purchase rights. Accordingly, no compensation expense is recognized for stock options and share purchase rights granted under the Company’s employee share incentive and employee share purchase plans. Had compensation cost for the Company’s employee share incentive and employee share purchase plans been determined based on fair value at the grant date consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income would have been reduced to the proforma amounts indicated below:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended
	November 30,

	2003	2002

Net income as reported	$332,157	$267,118
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	13,020	12,036
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(40,442)	(53,571)

Pro forma income	$304,735	$225,583

4. GOODWILL

     A summary of the changes in the carrying amount of goodwill by segment for the three months ended November 30, 2003 is as follows:

	Comm.
	& High	Financial
	Tech	Services	Government	Products	Resources	Total

Beginning balance at August 31, 2003	$60,265	$40,509	$21,519	$38,724	$27,642	$188,659
Goodwill additions	3,902	341	252	370	293	5,158
Foreign currency translation adjustments	2,290	1,016	532	1,180	822	5,840

Ending balance at November 30, 2003	$66,457	$41,866	$22,303	$40,274	$28,757	$199,657

5. REORGANIZATION COSTS

     During the three months ended November 30, 2003, Accenture recorded income of $86,398 resulting primarily from final determinations of certain reorganization liabilities established in connection with Accenture’s transition to a corporate structure in 2001. The carrying amount of the reorganization liabilities was $438,042 at November 30, 2003 and $510,149 at August 31, 2003. The remaining change in the reorganization liabilities during the three months ended November 30, 2003 was due to foreign currency translation. The reorganization liabilities are recorded as a component of Other non-current liabilities on the Consolidated Balance Sheet.

6. RESTRUCTURING AND SUBSEQUENT EVENT

     In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. At August 31, 2003, the related liability for restructuring costs was $40,327. This liability was reduced by payments of $5,169 made in the three months ended November 30, 2003. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. The liability at November 30, 2003 was $36,003, representing the net present value of the estimated remaining obligations related to exiting operating leases.

     In the second quarter of fiscal 2004, Accenture management approved a real estate consolidation plan, which is expected to be substantially completed during the second quarter of fiscal 2004, primarily in the United States and the United Kingdom. The costs to consolidate the locations and dispose of the related fixed assets are estimated to be in the range of $75,000 to $100,000 and will be recorded as the various locations are consolidated.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)
(Unaudited)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of Comprehensive income are as follows:

	Three Months Ended
	November 30,

	2003	2002

Net income	$332,157	$267,118
Foreign currency translation adjustments	24,730	(369)
Unrealized gains on marketable securities, net of reclassification adjustments	1,119	2,949

Comprehensive income	$358,006	$269,698

The components of Accumulated other comprehensive income (loss) are as follows:
	November 30,	August 31,
	2003	2003

Foreign currency translation adjustments	$(42,334)	$(67,064)
Unrealized gains (losses) on marketable securities	58	(1,061)
Minimum pension liability, net of tax	(120,108)	(120,108)

Accumulated other comprehensive loss	$(162,384)	$(188,233)

8. ACCENTURE STOCK EMPLOYEE COMPENSATION TRUST

     During the three months ended November 30, 2003, the Accenture Stock Employee Compensation Trust (the “SECT”) purchased approximately 3,500,000 Accenture Ltd Class A common shares with an aggregate purchase price totaling $78,965. 2,904,235 shares were delivered to employees in connection with the settlement of employee equity awards. On November 14, 2003, Accenture Ltd’s board of directors authorized an additional $150,000 for the purchase of Accenture Ltd Class A common shares for the purpose of funding equity awards to future partners and other select employee benefits. At November 30, 2003, $153,162 remained available for share purchases, of which $4,357 is segregated as Restricted cash on the Consolidated Balance Sheet.

     During the three months ended November 30, 2003, at Accenture's request, the trustee of the SECT and one of the Company's subsidiaries transferred an aggregate of 18,081,800 treasury shares to a subsidiary of Accenture Ltd for the future use of funding employee equity awards. After further review, Accenture terminated the SECT on December 19, 2003. On December 19, 2003 the subsidiary of Accenture Ltd to which those shares were previously transferred created a new trust to continue the SECT's originally stated purposes of funding equity awards to employees and to simplify our treasury management activities. Substantially all of the treasury shares previously transferred to the subsidiary of Accenture Ltd that had not then been utilized to fund employee share awards were contributed to the new trust.

9. ANDERSEN CONTRACTS

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

10. GUARANTEES

     As a result of our increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002 conditional on Accenture HR Services achieving growth in revenues. During the three months ended November 30, 2003, Accenture made payments totaling $1,720. The remaining potential liability at November 30, 2003 was $185,780.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars)
(Unaudited)

     In connection with Accenture increasing its ownership interest in Avanade, Inc. from 50 percent to 78 percent, Accenture has the right to purchase substantially all of the remaining outstanding shares of Avanade, Inc. not owned by Accenture at fair market value but not less than $28,650 and not to exceed $58,650 anytime after December 31, 2004 or earlier if certain events occur. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade, Inc. not owned by Accenture anytime after December 31, 2006, or earlier if certain events occur, for fair market value but not less than $28,650 and not to exceed $58,650.

     Accenture has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2003, management was not aware of any indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. As of November 30, 2003, Accenture had assumed potential responsibilities to its clients under such arrangements for the performance of others for an aggregate maximum potential liability of approximately $189,472. These contracts provide recourse provisions that would allow Accenture to recover from the other parties all but $38,971 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties.

11. SEGMENT REPORTING

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

     Financial information for the Company’s reportable segments is as follows:

	Comm. &	Financial
Three Months Ended November 30, 2002	High Tech	Services	Government	Products	Resources	Other	Total

Revenues before reimbursements	$879,010	$646,049	$478,219	$701,141	$554,627	$2,539	$3,261,585
Operating income	$75,032	$103,680	$93,903	$133,837	$100,421	$267	$507,140

	Comm. &	Financial
Three Months Ended November 30, 2002	High Tech	Services	Government	Products	Resources	Other	Total

Revenues before reimbursements	$830,007	$601,922	$358,938	$649,618	$487,268	$2,205	$2,929,958
Operating income	$92,140	$98,116	$66,777	$122,920	$49,244	$—	$429,197

     The $86,398 decrease in reorganization liabilities increased each operating group’s operating income for the three months ended November 30, 2003 by the following amounts: Communications & High Tech — $21,710; Financial Services - $18,951; Government — $12,709; Products — $18,934; and Resources — $14,094.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

     We use the terms “Accenture,” “the Company,” “we,” “our,” and “us” in this report to refer to Accenture SCA and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “2003” or “fiscal year 2003” means the 12-month period that ended on August 31, 2003. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year. We use the term “partner” to refer to the executive employees of Accenture with the “partner” title.

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and levels of change in the industries we serve.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	Our engagements with clients may not be profitable.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of the share price of the Accenture Ltd Class A common shares.

•	We continue to position ourselves to achieve increasing percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of our BPO business, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models. As we continue to accelerate the growth of new outsourcing contracts, we may experience increased pressure on our overall margins during the early stages of these contracts.

• On certain complex engagements where we partner with others, clients are increasingly demanding that we guarantee the performance of our business partners whom we do not control. New accounting pronouncements may also affect when and how we report revenues associated with certain engagements.

•	We may be named in lawsuits as a result of Arthur Andersen’s current legal and financial situation based on misconceptions about the nature of our past relationship with Arthur Andersen firms.

•	Negative publicity about Bermuda companies, such as our parent, Accenture Ltd, may lead to new tax or other legislation that could increase our tax burden and may affect our relationships with our clients.

•	We will continue to be controlled by Accenture Ltd, which in turn will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in us.

•	We are registered in Luxembourg, and a significant portion of our assets are located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Luxembourg law differs from the laws in effect in the United States and may afford less protection to shareholders.

     For a more detailed discussion of these factors, see the information under the heading “Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003. We undertake no obligation to update or revise any forward-looking statements.

Overview

     Our results of operations are affected by the economic conditions, levels of business activity and levels of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance.

     Revenues are driven by our partners’ and senior executives’ ability to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to offer market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar has resulted in favorable currency translation and increased our reported revenues in the three months ended November 30, 2003 as compared with the same period last year. Revenues for the three months ended November 30, 2003 were $3,574 million, an increase of $247 million, or 7%, in U.S. dollars over the three months ended November 30, 2002. Revenues before reimbursements for the three months ended November 30, 2003 were $3,262 million, an increase of $332 million, or 11%, in U.S. dollars over the three months ended November 30, 2002. In local currency terms, revenues before reimbursements for the three months ended November 30, 2003 increased 4% from the three months ended November 30, 2002.

     We continue to achieve an increasing percentage of our revenues and growth through business transformation outsourcing, our approach that combines outsourcing, including business process outsourcing, with our other capabilities to help clients transform key processes, outsourcing applications and infrastructure to improve business performance. For the three months ended November 30, 2003, outsourcing revenues before reimbursements increased 45% in U.S. dollars and 37% in local currency terms compared with the three months ended November 30, 2002. Outsourcing contracts typically have longer contract terms than consulting contracts; may not generate revenues as quickly in the early stages of the contract; and generally have lower gross margins than consulting contracts, particularly in the first year. As our outsourcing business continues to grow, we are seeing an increase in the size, geographic scope and/or delivery complexity of many of our outsourcing contracts. These contracts increasingly have complex pricing models that often tie portions of our fees to achieving improvements in various business metrics. In some cases, portions of our fees are affected by the level of a client’s business activity, which is outside of our control.

Often such contracts also have major transformational components or transitional activities, such as hiring large numbers of new employees, the timely implementation of which can have a significant impact on the timing and/or amount of costs incurred and revenues recognized.

     Our consulting business continues to be challenged as global economic and political conditions cause companies to be cautious about increasing their use of consulting services even as the demand for outsourcing continues to increase. For the three months ended November 30, 2003, consulting revenues before reimbursements decreased by 1% in U.S. dollars and 9% in local currency terms compared with the three months ended November 30, 2002. However, we continue to see growth of our consulting business as a critical part of our strategy.

     We continue to experience increasing pricing pressures from competitors as well as from clients facing pressure to control costs. The pace of consolidation, as well as vertical integration, among competitors in the markets in which we operate continues to increase affecting revenues and operating margins. In addition, the growing use of off-shore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins.

     The primary categories of operating expenses include cost of services, sales and marketing, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and nonpayroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the chargeability, or utilization, of our client-service workforces; and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Chargeability, or utilization, represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business.

     Gross margins (revenues less cost of services) for the three months ended November 30, 2003 decreased to 34% of revenues before reimbursements from 39% for the three months ended November 30, 2002. This decrease primarily resulted from the shift in our mix of business toward outsourcing; continuing pricing pressures; and lower-than-expected margins on three contracts within our Communications & High Tech operating group. These contracts could continue to affect our margins for the next fiscal quarter.

     Our cost management strategy continues to be to anticipate changes in demand for our services and to identify cost management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, as operating expenses can be significantly affected by variable compensation and severance costs. We continue to take actions to create a more variable cost structure. For example, effective December 1, 2003, as part of changes to our partner compensation model, we reduced the fixed component of our partners’ compensation and increased variable compensation as a percentage of our partners’ total compensation. While our chargeability levels are at or near all-time highs, we continue to have supply-and-demand and skill-level imbalances in certain industry segments and/or countries. We continue to take actions to balance our mix of skills and resources to meet current and projected future demand in each of our markets and will use our global sourcing approach, which includes our network of delivery centers and other capabilities around the world, as part of our cost-effective delivery model.

     As a result of our ongoing cost-management initiatives and the continued shift in our mix of business toward outsourcing, sales and marketing and general and administrative costs decreased as a percentage of revenues before reimbursements to 21% for the three months ended November 30, 2003 from 25% for the three months ended November 30, 2002. Year over year, operating income as a percentage of revenues before reimbursements increased to 15.5% for the three months ended November 30, 2003 from 14.6% for the three months ended November 30, 2002, primarily due to income of $86 million resulting primarily from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. This decrease in reorganization liabilities had the effect of increasing operating income as a percentage of revenues before reimbursements by 2.6 percentage points from 12.9% to 15.5%.

Segments

     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than is revenues. Generally, operating expenses for each operating group have similar characteristics and are subject to the same drivers, pressures and challenges. However, the current economic environment and its continuing effects on the industries served by our operating segments affect revenues and operating expenses within our operating segments to different degrees. Personnel reductions have not been taken uniformly across our operating segments, due in part to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their businesses. The shift to outsourcing engagements is not uniform among our operating groups and, consequently, neither is the impact on operating group revenues caused by these transitions. Local currency fluctuations also tend to affect our operating groups differently, depending on the historical and current geographic concentrations and locations of their businesses.

Bookings and Backlog

     New contract bookings for the three months ended November 30, 2003 were $5,051 million, an increase of $2,592 million, or 105%, over new bookings of $2,459 million for the three months ended November 30, 2002, with consulting bookings increasing 16% to $2,073 million and outsourcing bookings increasing 341% to $2,978 million. For the twelve months ended November 30, 2003, bookings increased by 23% over bookings for the twelve months ended November 30, 2002, with consulting bookings increasing by 7% and outsourcing bookings increasing by 41%.

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

Revenues

     The revenue recognition method we apply depends on the type of service being delivered. Revenues from contracts for technology integration consulting services, where we design/re-design, build and implement new or enhanced systems applications and related processes for our clients, are recognized on a percentage-of-completion basis as services are provided by our employees and, to a lesser extent, subcontractors. Percentage-of-completion is applied pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contacts.’’ Revenues from non-technology integration consulting and outsourcing service contracts are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101, ''Revenue Recognition in Financial Statements.’’ We consider amounts to be earned once we have evidence of an arrangement, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. Contracts containing multiple services are segmented into separate elements when the services represent separate earnings processes, and revenues are recognized in accordance with our accounting policies for the separate elements, as described above. Effective September 1, 2003, we adopted EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 limits the amount of revenue that can be allocated to a delivered element to the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenue allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent.

     Client prepayments (even if nonrefundable) are deferred, i.e., classified as a liability, and recognized over future periods as services are delivered or performed.

     Our consulting revenues are affected by the number of work days in the quarter, which in turn is affected by the level of vacation days and holidays. Consequently, because we typically have approximately five to 10 percent more work days in our first and third quarters than in our second and fourth quarters, our revenues are typically higher in our first and third quarters than in our second and fourth quarters.

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

Cost of Services

     Cost of services includes the direct costs to provide services to our clients. Such costs generally consist of compensation for client-service personnel, the cost of subcontractors hired as part of client-service teams, and costs directly associated with the provision of client services, such as facilities for outsourcing contracts and the recruiting, training, personnel development and scheduling costs of our client-service personnel. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in revenues, and an equivalent amount of reimbursable expenses is included in cost of services.

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

Reorganization Benefit

     During the three months ended November 30, 2003, Accenture recorded income of $86 million resulting primarily from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Gain (Loss) on Investments

     Gain (loss) on investments primarily represents gains and losses on the sales of marketable securities and writedowns on investments in securities. These fluctuate over time and are not predictable. They also include changes in the fair market value of equity holdings considered to be derivatives in accordance with Statement of Financial Accounting standard (''SFAS’’) No. 133, ''Accounting for Derivative Instruments and Hedging Activities.’’

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

Equity in Gains (Losses) of Affiliates

     Equity in gains (losses) of affiliates represents our share of the operating results of nonconsolidated companies over which we have significant influence.

Provision for Taxes

     Tax provisions are recorded at statutory rates for taxable items included in the Consolidated Income Statements regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities. Valuation allowances are recorded against deferred tax assets where the company believes it is more likely than not that such assets will not be realized.

Minority Interest

     Minority interest eliminates the income earned or expense incurred attributable to the equity interest that some of our partners, former partners and their permitted transferees have in our Accenture Canada Holdings Inc. subsidiary. See ''Business —Accenture Organizational Structure’’ in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The resulting net income of Accenture SCA represents the income attributable to the shareholders of Accenture SCA. Since January 2002, minority interest has also included immaterial amounts attributable to minority shareholders in our Avanade, Inc. subsidiary.

Net Income

     Net income reflects earnings after deducting minority interests and income taxes.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Since the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, income taxes, variable compensation and defined benefit pension plans.

Revenue Recognition

     Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require Accenture to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, there is a trend to include greater incentives in our contracts related to costs incurred, benefits produced or adherence to schedule that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable. For technology integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. For non-technology integration consulting and outsourcing contracts, revenues relating to such incentive payments are recorded when the contingency is satisfied and when acceptance, where applicable, and delivery of agreed benefits have occurred.

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

     Revenues for contracts with multiple elements are allocated based on the fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services represent separate earnings processes, fair value of the separate elements exists and the undelivered elements are not essential to the functionality of the delivered elements. In circumstances where an undelivered element is essential to the functionality of the delivered element, no revenues are recognized for the delivered element until the undelivered element is delivered. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also provide those elements unaccompanied by the other elements in many contracts. For contracts signed or amended after August 31, 2003, revenues are allocated to each element based on the lesser of fair value or the amount that is not contingent on future delivery of another element. If the revenues thus allocated are less than the cost of the delivered element, such costs are deferred until the related revenues become non-contingent.

Income Taxes

     Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. Our effective tax rates for the three months ended November 30, 2003 and 2002 were 34.8% and 38.0%, respectively.

Variable Compensation

     We record compensation expense for payments to be made in later fiscal periods to our partners and other senior employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual operational performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded as of November 30, 2003 for variable compensation was $19 million, of which we expect to pay approximately $4 million in the second quarter of fiscal 2004 with the remainder payable in subsequent quarters provided performance targets are met. The following table shows quarterly variable compensation expense (benefit).

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
	2004	2003	2003	2003	2003

	(in millions)
Variable Compensation	$(4)	$—	$—	$(6)	$17

     In fiscal 2004, we continue to increase the variable component of compensation for larger proportions of our global workforce. Our fiscal 2004 plan includes variable compensation of $340 million for partners, managers and certain other employees, subject to meeting plan performance targets. We reversed $4 million of previously accrued variable compensation and did not accrue variable compensation expense during the first quarter of fiscal 2004, compared with $17 million in the first quarter of fiscal 2003, which represented 7% of the total planned variable compensation expense of $240 million for fiscal 2003.

Defined Benefit Pension Plans

     In the United States and certain other countries, Accenture maintains and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience. Pension expense was $29 million and $16 million for the three months ended November 30, 2003 and 2002, respectively. The pension assumptions used to determine annual pension expense for fiscal 2004 and fiscal 2003 are as follows:

	Fiscal 2004		Fiscal 2003

	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Discount rate	6.00%	4.85%	7.25%	4.92%
Expected return on plan assets	8.00%	5.66%	8.50%	5.35%

     A one-percentage-point increase in the discount rate would decrease our annual pension expense by $31 million. A one-percentage-point decrease in the discount rate would increase our annual pension expense by $40 million.

     A one-percentage-point increase in our return on plan assets would decrease our annual pension expense by $5 million. A one-percentage-point decrease in our return on plan assets would increase our annual pension expense by $5 million.

     SFAS 87 requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. During fiscal 2003, we recorded a charge to equity of $108 million representing an adjustment to increase our pension liability by $180 million net of a tax benefit of $72 million. This charge was included in accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet. Additional charges to equity may be required in the future depending on future contributions to our pension plans, returns on pension plan assets and interest rates.

Revenues by Operating Group

     We provide services through five operating groups. The following table provides revenues for each of these operating groups.

			Percentage	Percentage
	Three Months Ended		Increase	Increase
	November 30,		(Decrease)	(Decrease)
	2003	2002	US$	Local Currency

	(in millions, except for percentages)

Revenues:
Communications & High Tech	$879	$830	6%	0%
Financial Services	646	602	7	(1)
Government	478	359	33	27
Products	701	650	8	1
Resources	555	487	14	7
Other	2	2	n/m	n/m

Total revenues before reimbursements	3,261	2,930	11%	4%

Reimbursements	313	397

Total	$3,574	$3,327
Revenues as a percentage of total:
Communications & High Tech	25%	25%
Financial Services	18	18
Government	13	11
Products	20	19
Resources	15	15
Other	n/m	n/m

Total revenues before reimbursements	91	88
Reimbursements	9	12

Total	100%	100%

__________

n/m = not meaningful

Geographic Information

     Revenues are attributed to geographic areas based on where client services are supervised.

	Three Months Ended		Percentage	Percentage
	November 30,		Increase	Increase
			(Decrease)	(Decrease)
	2003	2002	US$	Local Currency

	(in millions, except for percentages)

Revenues:
Americas	$1,491	$1,392	7%	5%
EMEA (1)	1,550	1,331	16	4
Asia/Pacific	220	207	6	(3)

Total revenues before reimbursements	3,261	2,930	11%	4%

Reimbursements	313	397

Total	$3,574	$3,327
Revenues as a percentage of total:
Americas	42%	42%
EMEA (1)	43	40
Asia/Pacific	6	6

Total revenues before reimbursements	91	88
Reimbursements	9	12

Total	100%	100%

____________________
(1)	EMEA includes Europe, the Middle East and Africa.

Revenues by Type of Work

     The following table presents revenues before reimbursements by types of services.

	Three Months Ended
	November 30,		Percentage Increase	Percentage Increase
			(Decrease)	(Decrease)
	2003	2002	US$	Local Currency

	(in millions, except for percentages)
Consulting	$2,095	$2,126	(1)%	(9)%
Outsourcing	1,166	804	45	37

Revenues before reimbursements	3,261	2,930	11%	4%

Reimbursements	313	397

Revenues	$3,574	$3,327

Note:	For the three months ended November 30, 2002, $69 million of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the current presentation.

Three Months Ended November 30, 2003 Compared to Three Months Ended November 30, 2002

Revenues

     Revenues for the three months ended November 30, 2003 were $3,574 million, an increase of $247 million, or 7%, over the three months ended November 30, 2002. Revenues before reimbursements for the three months ended November 30, 2003 were $3,262 million, an increase of $332 million, or 11%, over the three months ended November 30, 2002 in U.S. dollars. In local currency terms, revenues before reimbursements for the three months ended November 30, 2003 increased 4% over the three months ended November 30, 2002. For the three months ended November 30, 2003, revenues before reimbursements in Europe, the Middle East and Africa grew 16% in U.S. dollars and 4% in local currency terms; revenues before reimbursements in the Americas grew 7% in U.S. dollars and 5% in local currency terms; and revenues before reimbursements in Asia/Pacific grew 6% in U.S. dollars and declined 3% in local currency terms. Outsourcing revenues before reimbursements increased 45% in U.S. dollars and 37% in local currency terms for the three months ended November 30, 2003 compared with the three months ended November 30, 2002 and represented 36% of revenues before reimbursements for the three months ended November 30, 2003, up from 27% for the three months ended November 30, 2002. Consulting revenues before reimbursements for the three months ended November 30, 2003 declined 1% in U.S. dollars and 9% in local currency terms compared with the three months ended November 30, 2002.

     Our Communications & High Tech operating group achieved revenues before reimbursements of $879 million for the three months ended November 30, 2003, an increase of 6% over the three months ended November 30, 2002, primarily due to favorable currency translation and increased revenues from large outsourcing contracts, which offset lower consulting revenues.

     Our Financial Services operating group revenues before reimbursements were $646 million for the three months ended November 30, 2003, an increase of 7% over the three months ended November 30, 2002, due to the strength of the Euro and to outsourcing revenue growth in our Banking and Insurance industry groups, which offset lower consulting revenues. Revenue growth in our Capital Markets industry group also contributed to the revenue growth within Financial Services.

     Our Government operating group achieved revenues before reimbursements of $478 million for the three months ended November 30, 2003, an increase of 33% over the three months ended November 30, 2002, reflecting strong growth in both new consulting and outsourcing engagements and growth across all geographical areas, particularly from U.S. Federal government clients.

     Our Products operating group achieved revenues before reimbursements of $701 million for the three months ended November 30, 2003, an increase of 8% over the three months ended November 30, 2002, primarily as a result of favorable currency translation and growth in our Pharmaceuticals & Medical Products industry group, partly offset by decreases in our Transportation & Travel Services industry group.

     Our Resources operating group achieved revenues before reimbursements of $555 million for the three months ended November 30, 2003, an increase of 14% over the three months ended November 30, 2002, as strong growth in outsourcing more than offset decreases in our consulting revenues. Growth in our Utilities industry group and favorable currency translation more than offset declines in most of our other industry groups within Resources.

Operating Expenses

     Operating expenses for the three months ended November 30, 2003 were $3,067 million, an increase of $169 million, or 6%, over the three months ended November 30, 2002 and a decrease as a percentage of revenues from 87% for the three months ended November 30, 2002 to 86% for the three months ended November 30, 2003. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses declined from 85% to 84% over this period. For the three months ended November 30, 2003, operating expenses included a benefit of $86 million resulting primarily from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses would have been 87%, or 2.6 percentage points higher, had this benefit not been included. The strengthening of various currencies against the U.S. dollar increased reported operating expenses for the three months ended November 30, 2003 compared to the same three month period of the prior year partially offsetting corresponding increases in reported revenues.

Cost of Services

     Cost of services was $2,464 million for the three months ended November 30, 2003, an increase of $292 million, or 13%, over the three months ended November 30, 2002 and an increase as a percentage of revenues from 65% to 69% over this period. Cost of services before reimbursable expenses was $2,151 million for the three months ended November 30, 2003, an increase of $377 million, or 21%, over the three months ended November 30, 2002. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 61% to 66% over this period. The primary drivers of the increase in cost of services were higher outsourcing costs resulting from a 45% increase in outsourcing revenues and higher costs on three contracts. The strengthening of various currencies against the U.S. dollar also contributed to the $377 million increase.

     Gross margins (revenues less cost of services) in the three months ended November 30, 2003 decreased to 34% of revenues before reimbursements from 39% in the three months ended November 30, 2002. This decrease resulted from the continuing shift in our mix of business toward outsourcing; pricing pressures; and lower-than-expected margins on three contracts within our Communications & High Tech operating group, which may continue for the next fiscal quarter. The unplanned reduction in margins on these three contracts reduced gross margins for the three months ended November 30, 2003 by approximately $50 million and reduced gross margins as a percentage of revenues before reimbursements by 1.2 percentage points. These factors more than offset the favorable effects of other cost savings, including lower variable compensation and severance costs.

Sales and Marketing

     Sales and marketing expense was $351 million for the three months ended November 30, 2003, a decrease of $5 million, or 1%, from the three months ended November 30, 2002, reflecting a $6 million decrease in business development and market development costs and a $5 million decrease in variable compensation expense, partly offset by a $6 million increase in global image and advertising costs. As a percentage of revenues before reimbursements, sales and marketing expense decreased from 12% for the three months ended November 30, 2002 to 11% in the three months ended November 30, 2003.

General and Administrative Costs

     General and administrative costs were $339 million for the three months ended November 30, 2003, a decrease of $31 million, or 8%, from the three months ended November 30, 2002, and decreased as a percentage of revenues before reimbursements from 13% to 10% over this period. Key drivers of the decline were a $33 million decrease in geographic facility and technology costs and an $8 million decrease in severance costs, partly offset by a $17 million increase in business protection costs.

Reorganization Benefit

     During the three months ended November 30, 2003, Accenture recorded income of $86 million resulting primarily from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Operating Income

     Operating income was $507 million for the three months ended November 30, 2003, an increase of $78 million, or 18%, over the three months ended November 30, 2002. Operating income increased as a percentage of revenues before reimbursements from 14.6% to 15.5% over this period. For the three months ended November 30, 2003, operating income included a benefit of $86 million resulting from a decrease in certain liabilities established in connection with our transition to a corporate structure in 2001. Had this benefit not been included, operating income would have been $421 million, or 12.9% of revenues before reimbursements, a decrease of 2.6 percentage points. Lower gross margins offset savings in sales and marketing and general and administrative costs and favorable currency translation due to strengthening of various currencies against the U.S. dollar.

     The $86 million decrease in reorganization liabilities was allocated to the operating groups, increasing the operating groups’ operating income for the three months ended November 30, 2003 by the following amounts: Communications & High Tech — $21 million; Financial Services — $19 million; Government — $13 million; Products — $19 million; and Resources — $14 million.

     Operating income would have decreased by $8 million had the $86 million decrease in reorganization liabilities not been included. This $8 million decrease reflects decreases of $39 million, $13 million and $8 million in Communications & High Tech, Financial Services and Products operating groups, respectively, partially offset by increases of $37 million and $15 million in the Resources and Government operating groups, respectively. The decrease in Communications & High Tech operating income primarily reflects lower-than-expected gross margins on three contracts. Financial Services and Products operating income decreased primarily from lower gross margins reflecting the shift in the mix of our business toward outsourcing. The increase in Resources operating income was driven by a 14% increase in revenues before reimbursements, improved chargeability and savings from cost-management initiatives. Government operating income increased primarily due a 33% increase in revenues, partly offset by higher business development costs in support of large contracts.

Gain (Loss) on Investments

     Gains on investments totaled less than $1 million for the three months ended November 30, 2003, compared with a gain on investments of $4 million for the three months ended November 30, 2002.

Interest Income

     Interest income for the three months ended November 30, 2003 was $10 million, an increase of $1 million over the three months ended November 30, 2002, resulting primarily from higher average cash balances during the three months ended November 30, 2003.

Interest Expense

     Interest expense for the three months ended November 30, 2003 was $6 million, a decrease of $1 million, or 12%, from the three months ended November 30, 2002.

Provision for Taxes

     The effective tax rate for the three months ended November 30, 2003 was 34.8%. We expect our effective tax rate for fiscal 2004 to be 34.8%. The decrease in reorganization liabilities during the three months ended November 30, 2003 reduced the 2004 annual effective tax rate by 1.8 percentage points. The decrease in reorganization liabilities has the effect of increasing pre-tax income in fiscal 2004 without a corresponding increase in the provision for income taxes.

     The effective tax rate for the three months ended November 30, 2002 was 38.0%, while the effective tax rate for the fiscal year ended August 31, 2003 was 35.1%. The rate declined from 38.0% to 35.1% during fiscal 2003 as a result of a reversal of previously accrued taxes following the favorable settlement of certain prior-year non-U.S. income tax liabilities and lower-than-estimated non-U.S. withholding tax requirements. The decrease from 38.0% to 34.8% results from the tax effect of the reduction in reorganization liabilities and a reduction of prior-year income tax liabilities as a result of a favorable settlement of a non-U.S. tax audit in fiscal 2004.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities, and available cash reserves. Cash flow generated by operating activities for the three months ended November 30, 2003 totaled $126 million. At November 30, 2003, cash and cash equivalents, combined with restricted cash, totaled $2,334 million, while total debt was $50 million. We may also raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate share dispositions by our partners, former partners and their permitted transferees pursuant to our Share Management Plan and certain purchases from our other employees.

     For a more detailed description of our Share Management Plan, see ''Certain Transaction and Relationships—Share Management Plan’’ in Accenture Ltd’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003, which was incorporated by reference into Accenture SCA’s Annual Report on Form 10-K for such period.

     Net cash provided by operating activities was $126 million for the three months ended November 30, 2003, a decrease of $72 million from the three months ended November 30, 2002. This decrease was primarily attributable to an increase in net client balances (receivables, unbilled services and deferred revenues combined), an increase in other current assets, and tax refunds received during the three months ended November 30, 2002 that did not recur during the three months ended November 30, 2003. These decreases were partially offset by higher accrued payroll and related benefits.

     Net cash used by investing activities was $45 million for the three months ended November 30, 2003, compared with $25 million of cash provided by investing activities in the prior-year period. Lower proceeds from sales of investments and increased capital spending on property and equipment contributed to the increase in cash used in investing activities.

     Net cash used in financing activities was $102 million for the three months ended November 30, 2003, an increase of $36 million from the three months ended November 30, 2002. During the three months ended November 30, 2003, cash was primarily used to purchase or redeem Accenture Ltd Class A and Accenture SCA Class I common shares.

     We have two $537.5 million syndicated facilities, including one 364-day facility and one three year facility, providing unsecured, revolving borrowing capacity for general working capital purposes, including, in the case of the three-year facility, the issuance of letters of credit on behalf of Accenture affiliates. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of November 30, 2003, we had no borrowings under either facility and $84 million in letters of credit outstanding under the three-year facility.

     We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of November 30, 2003, these facilities provided for up to $253 million of local currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of November 30, 2003, amounts available under these facilities totaled $224 million. At November 30, 2003, we had $27 million outstanding under these various facilities and $7 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

     During the three months ended November 30, 2003 and 2002, we invested $47 million and $19 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures will be in the range of $300 million to $350 million in fiscal 2004.

     In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of November 30, 2003 and August 31, 2003, $346 million and $336 million were outstanding for 33 and 35 clients, respectively. As of November 30, 2003 and August 31, 2003, $190 million and $203 million, respectively, were included in current unbilled services and $156 million and $133 million, respectively, were included in non-current unbilled services on our Consolidated Balance Sheet.

Share Purchases and Redemptions

     Open-Market Repurchases

     At August 31, 2003, the Accenture Stock Employee Compensation Trust (“SECT”) had $83 million of previously authorized contributions available for share purchases which were segregated as Restricted cash on the Consolidated Balance Sheet. During the three months ended November 30, 2003, the SECT purchased approximately 3,500,000 Accenture Ltd Class A common shares with an aggregate purchase price totaling $78,965. 2,904,235 of such shares were delivered to employees in connection with the settlement of employee equity awards. On November 14, 2003, Accenture Ltd’s board of directors authorized an additional $150 million, for the purchase of Accenture Ltd Class A common shares for the purpose of funding equity awards to future partners and other select employee benefits. At November 30, 2003, $153 million remained available for such share purchases, of which $4 million, is segregated as Restricted cash on the Consolidated Balance Sheet.

     During the three months ended November 30, 2003, at Accenture’s request, the trustee of the SECT and one of the Company’s subsidiaries transferred an aggregate of 18,081,800 treasury shares to a subsidiary of Accenture Ltd for the future use of funding employee equity awards. After further review, Accenture terminated the SECT on December 19, 2003. On December 19, 2003, the subsidiary of Accenture Ltd to which those shares were previously transferred created a new trust to continue the SECT’s originally stated purposes of funding equity awards to employees and to simplify our treasury management activities. Substantially all of the treasury shares previously transferred to the subsidiary of Accenture Ltd that had not then been utilized to fund employee share awards were contributed to the new trust.

     Share Management Plan and RSU Sell Back Program Transactions

     At August 31, 2003, the amount available for future share redemptions and purchases by Accenture under its Share Management Plan (in transactions other than those related to secondary offerings) and its program for employees holding restricted share units awarded in connection with our initial public offering (the “RSU Sell Back Program) was $289 million. On November 14, 2003, Accenture Ltd’s board of directors authorized an additional $600 million for such share redemptions and purchases.

     On September 8, 2003, pursuant to the above-mentioned authorizations of Accenture Ltd’s board of directors, a tender offer made to Accenture SCA Class I shareholders on August 7, 2003 by Accenture SCA and one of its controlled subsidiaries resulted in the redemption or purchase of an aggregate of 6,519,532 Accenture SCA Class I common shares at a price of $19.91 per share. At the same time, Accenture International SARL purchased 52,861 Accenture Canada Holdings Inc. exchangeable shares at a price of $19.91 per share. The total cash outlay for these transactions was $131 million.

     An additional $45 million from the above-mentioned authorizations of Accenture Ltd’s board of directors were utilized in connection with the October 30, 2003 tender offer for Accenture SCA Class I common shares described below in “Share Transactions Subsequent to Secondary Offering.”

     During the three months ended November 30, 2003, Accenture purchased 264,028 Accenture Ltd Class A common shares delivered pursuant to restricted share units for approximately $6 million.

     At November 30, 2003, the amount remaining for future share redemptions and purchases under the Share Management Plan and RSU Sell Back Program transactions was $705 million.

     Accenture Ltd Secondary Offering and Subsequent Transactions

     On September 29, 2003, in transactions separately authorized by Accenture Ltd’s board of directors, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 57,394,595 shares newly issued by Accenture Ltd and 24,605,405 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $21.00 per share and the price net of the underwriters’ discount of 2.85% was $20.40 per share. Accenture Ltd received $1,171 million as a result of the issuance of 57,394,595 shares newly issued by Accenture Ltd. On September 30, 2003, the underwriters, in connection with the underwritten public offering, exercised their overallotment option to purchase an additional 12,300,000 newly issued Class A common shares at the same price per share. On October 1, 2003, Accenture Ltd received $251 million as a result of the issuance of the additional 12,300,000 newly issued shares.

     On October 30, 2003, pursuant to a tender offer made to Accenture SCA Class I shareholders, Accenture SCA and one of its controlled subsidiaries redeemed or purchased an aggregate of 71,000,000 Accenture SCA Class I shares at a price of $21.00 per share. At the same time, Accenture International SARL purchased 816,561 Accenture Canada Holdings Inc. exchangeable shares at a price of $21.00 per share. These redemptions and purchases were made with all proceeds received by Accenture Ltd from the secondary offering that concluded on September 29, 2003, proceeds from the exercise of the related underwriters overallotment option, and $45 million of the previously described Accenture Ltd board of directors authorizations for purchases and redemptions in connection with the share management plan and RSU Sell Back Program transactions. The total cash outlay for these transactions was $1,465 million.

     Other Redemptions and Purchases

     Additionally, we continue to redeem or purchase certain Accenture SCA Class I common shares in isolated transactions conducted outside of our Share Management Plan in accordance with the redemption provisions applicable to the Accenture SCA Class I common shares pursuant to their terms or in purchase transactions on comparable terms. These transactions do not require further approval by the Accenture Ltd board of directors, and funds utilized in these transactions do not reduce other specific authorizations made by the Accenture Ltd board of directors for various share purchase or redemption activities. To date, these transactions have consisted primarily of redemptions or purchases of shares held by the beneficiaries and estates of deceased partners and former partners and, to a lesser extent, by charitable foundations not subject to the terms of our Share Management Plan. During the three months ended November 30, 2003, $25 million was utilized for these purposes.

Subsequent Events

     In the second quarter of fiscal 2004, Accenture management approved a real estate consolidation plan, which is expected to be substantially completed during the second quarter of fiscal 2004, primarily in the United States and the United Kingdom. The costs to consolidate the locations and dispose of the related fixed assets are estimated to be in the range of $75 million to $100 million and will be recorded as the various locations are consolidated.

Obligations and Commitments

     As of November 30, 2003, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

		Payments due by period

		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

			(in thousands)
Long-term debt	$16,288	$2,559	$13,545	$184	$—
Operating leases	2,091,678	249,564	411,302	331,308	1,099,504
Training facility services agreement	87,374	29,707	46,292	11,375	—
Retirement obligations (a)	313,737	35,120	69,346	39,296	169,975
Other purchase commitments (b)	440,320	183,985	223,464	32,871	—

Total	$2,949,397	$500,935	$763,949	$415,034	$1,269,479

(a)	This represents projected payments under our Basic Retirement Benefit and Early Retirement Plans. Both of these plans are unfunded and as such we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(b)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

     We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2003, we were not aware of any indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. As of November 30, 2003, Accenture had assumed potential responsibilities to its clients under such arrangements for the performance of others for an aggregate maximum potential liability of approximately $189 million. These contracts provide recourse provisions that would allow Accenture to recover from the other parties all but $39 million if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2003, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, “Management’s Disclosure and Analysis of Financial Condition and Results of Operations,” of Accenture SCA’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. During the three months ended November 30, 2003, there were no material changes in our market risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date as of the end of the period covered by this Quarterly Report on Form 10-Q, the chief executive officer and the chief financial officer of Accenture Ltd have concluded that Accenture SCA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by Accenture SCA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     There has been no change in Accenture SCA’s internal control over financial reporting that occurred during the three months ended November 30, 2003 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.

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

     As previously reported in July 2003, we became aware of an incident of possible noncompliance with the Foreign Corrupt Practices Act and/or with Accenture’s internal controls in connection with certain of Accenture’s operations in the Middle East. We have voluntarily reported the incident to the appropriate authorities in the United States. The SEC has advised us it will be undertaking an informal investigation of this incident, which is also under review by the U.S. Department of Justice. We do not believe that this incident will have any material impact on our results of operations or financial condition.

     We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

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

(b) Reports on Form 8-K:

     During the quarter ended November 30, 2003, the following report on Form 8-K was filed by the Registrant:

     Current Report on Form 8-K dated and filed September 17, 2003 with respect to the issuance of a press release providing a preliminary estimate of results for the fourth quarter and full fiscal year ended August 31, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on January 13, 2004 by the undersigned, thereunto duly authorized.

ACCENTURE SCA, represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory

By:	/s/ HARRY L. YOU Name: Harry L. You