Form 10-Q
period 2004-02-29
ACCENTURE SCA
filed 2004-04-08
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number: 000-49713

ACCENTURE SCA
(Exact name of Registrant as specified in its charter)

Luxembourg	98-0351796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     The number of shares of the Registrant’s Class I common shares, par value €1.25 per share, outstanding as of April 2, 2004 was 873,558,147 (which number does not include 97,735,307 issued shares held by the Registrant and subsidiaries of the Registrant).

ACCENTURE SCA

INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

February 29, 2004 and August 31, 2003
(In thousands of U.S. dollars, except share amounts)

	February 29,	August 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,853,615	$2,332,161
Restricted cash	—	83,280
Short-term investments	125,898	—
Receivables from clients, net	1,457,191	1,416,153
Unbilled services	1,048,276	828,515
Deferred income taxes, net	146,451	147,040
Other current assets	251,189	230,062

Total current assets	5,882,620	5,037,211

NON-CURRENT ASSETS:
Unbilled services	150,311	132,522
Investments	212,105	33,330
Property and equipment, net	606,612	650,455
Goodwill	209,877	188,659
Deferred income taxes, net	344,152	326,286
Other non-current assets	113,320	90,777

Total non-current assets	1,636,377	1,422,029

TOTAL ASSETS	$7,518,997	$6,459,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$36,090	$43,500
Current portion of long-term debt	1,931	2,662
Accounts payable	513,669	573,201
Deferred revenues	935,433	676,841
Accrued payroll and related benefits	1,194,593	974,319
Income taxes payable	860,836	671,026
Deferred income taxes, net	23,120	22,390
Other accrued liabilities	479,798	387,157

Total current liabilities	4,045,470	3,351,096

NON-CURRENT LIABILITIES:
Long-term debt	13,578	13,955
Retirement obligation	597,986	575,973
Deferred income taxes, net	4,040	3,572
Other non-current liabilities	752,676	836,850

Total non-current liabilities	1,368,280	1,430,350

MINORITY INTEREST	36,216	34,233

SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 19,782,549,738 shares authorized, 753,843,192 issued as of February 29, 2004 and August 31, 2003, respectively	845,307	845,307
Class I-A common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-B common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-C common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-D common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-E common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-F common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-G common shares, par value 1.25 euros per share, 20,000,000 shares authorized, issued and outstanding	21,739	21,739
Class I-H common shares, par value 1.25 euros per share, 25,000,000 shares authorized, issued and outstanding	27,174	27,174
Class I-I common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-J common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-K common shares, par value 1.25 euros per share, 16,050,000 shares authorized, issued and outstanding	18,074	18,074
Class I-L common shares, par value 1.25 euros per share, 5,025,720 shares authorized, issued and outstanding	5,540	5,540
Class I-M common shares, par value 1.25 euros per share, 68,626,707 shares authorized, issued and outstanding	78,398	78,398
Class I-N common shares, par value 1.25 euros per share, 12,747,835 and 0 shares authorized, issued and outstanding as of February 29, 2004 and August 31, 2003, respectively	18,301	—
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 470,958,308 shares issued and outstanding	529,281	529,281
Restricted share units (related to Accenture Ltd Class A common shares) 33,762,764 and 33,803,376 units issued and outstanding as of February 29, 2004 and August 31, 2003, respectively	494,690	495,024
Additional paid-in capital	3,016,597	2,687,575
Treasury shares, at cost, 86,081,328 and 45,256,961 Class I common shares at February 29, 2004 and August 31, 2003, respectively	(1,778,674)	(846,959)
Investment in Accenture Ltd shares, at cost, 196,216 and 5,229,487 shares at February 29, 2004 and August 31, 2003, respectively	(4,511)	(88,198)
Accenture Ltd Class A shares owned by the Accenture Ltd Stock Employee Compensation Trust, at cost, 0 and 18,081,800 shares at February 29, 2004 and August 31, 2003, respectively	—	(308,878)
Retained deficit	(1,157,591)	(1,708,371)
Accumulated other comprehensive loss	(121,382)	(188,233)

Total shareholders’ equity	2,069,031	1,643,561

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,518,997	$6,459,240

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended February 29, 2004 and February 28, 2003
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
REVENUES:
Revenues before reimbursements	$3,302,209	$2,826,196	$6,563,794	$5,756,154
Reimbursements	380,095	362,827	692,998	760,316

Revenues	3,682,304	3,189,023	7,256,792	6,516,470
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,212,547	1,816,706	4,363,437	3,590,903
Reimbursable expenses	380,095	362,827	692,998	760,316

Cost of services	2,592,642	2,179,533	5,056,435	4,351,219
Sales and marketing	358,662	369,631	709,259	725,464
General and administrative costs	316,133	286,033	655,489	656,764
Restructuring costs and reorganization (benefit)	107,438	(13,995)	21,040	(13,995)

Total operating expenses	3,374,875	2,821,202	6,442,223	5,719,452

OPERATING INCOME	307,429	367,821	814,569	797,018
Gain on investments, net	3,332	1,465	3,830	5,270
Interest income	15,187	10,824	25,610	19,917
Interest expense	(5,816)	(4,501)	(11,567)	(11,037)
Other income	17,765	27,385	19,291	25,610
Equity in losses of affiliates	(516)	(9)	(1,202)	(539)

INCOME BEFORE TAXES	337,381	402,985	850,531	836,239
Provision for taxes	117,408	153,134	295,984	317,771

INCOME BEFORE MINORITY INTEREST	219,973	249,851	554,547	518,468
Minority interest	(1,350)	(1,211)	(3,767)	(2,710)

NET INCOME	$218,623	$248,640	$550,780	$515,758

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT

For the Six Months Ended February 29, 2004
(U.S. dollars and share amounts in thousands)
(Unaudited)

	Class I Common Shares		Class II Common Shares		Restricted Share Units Common Shares		Additional	Treasury Shares		Investment Ltd in Accenture		Investment Ltd-SECT in Accenture		Retained	Accu- mulated Other Comp- rehensive
		No.		No.		No.	Paid-in		No.		No.		No.	Earnings	Income
	$	Shares	$	Shares	$	Shares	Capital	$	Shares	$	Shares	$	Shares	(Deficit)	(Loss)	Total
Balance at August 31, 2003	$1,072,320	958,546	$529,281	470,958	$495,024	33,803	$2,687,575	$(846,959)	(45,257)	$(88,198)	(5,229)	$(308,878)	(18,082)	$(1,708,371)	$(188,233)	$1,643,561
Comprehensive income
Net income														550,780		550,780
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustment															1,618	1,618
Foreign currency translation adjustments															65,077	65,077
Minimum pension liability adjustment															156	156

Other comprehensive income (loss)															66,851

Comprehensive income																617,631
Income tax benefit on stock-based compensation plans							11,839									11,839
Purchase of Accenture Ltd Class A common shares							(9,590)			(20,385)	(785)	(78,965)	(3,500)			(108,940)
Transfer of shares from SECT							8,222	(92,119)	(3,707)	(303,946)	(17,875)	387,843	21,582			—
Vesting of restricted share units, net					5,537	310	460									5,997
Purchases/redemptions of Accenture Class I common shares and Canada Holdings Inc. exchangeable shares							(12,595)	(1,671,948)	(81,463)							(1,684,543)
Issuance of common shares:
Employee share purchase plan							(20,137)			86,951	4,394					66,814
Employee stock options							(20,644)	78,342	4,509	35,638	1,897					93,336
Restricted share units					(5,871)	(350)	424	3,419	190	2,028	102					—
In September 2003 offering	18,301	12,748					369,582	750,591	39,647	283,401	17,300					1,421,875
Minority Interest							1,461									1,461

Balance at February 29, 2004	$1,090,621	971,294	$529,281	470,958	$494,690	33,763	$3,016,597	$(1,778,674)	(86,081)	$(4,511)	(196)	$—	—	$(1,157,591)	$(121,382)	$2,069,031

	The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 29, 2004 and February 28, 2003
(In thousands of U.S. dollars)
(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550,780	$515,758

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	142,819	123,035
Reorganization benefit	(86,216)	(13,995)
Gain on investments, net	(3,830)	(5,270)
Loss (gain) on disposal of property and equipment, net	4,446	(6,592)
Stock-based compensation expense	31,863	23,987
Deferred income taxes, net	(12,518)	8,902
Minority interest	3,767	2,710
Other items, net	2,771	(22,652)
Change in assets and liabilities—
Decrease (increase) in receivables from clients, net	47,667	(61,852)
Decrease in other current assets	1,456	50,768
Increase in unbilled services, current and non-current	(178,381)	(161,290)
Increase in other non-current assets	(23,363)	(942)
Decrease in accounts payable	(81,697)	(83,342)
Increase in deferred revenues	214,047	109,857
Increase in accrued payroll and related benefits	164,254	38,033
Increase in income taxes payable	190,137	171,400
Increase (decrease) in other accrued liabilities	47,436	(71,455)
Decrease in other non-current liabilities	(28,954)	(5,188)

Net cash provided by operating activities	986,484	611,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investments	103,303	47,418
Proceeds from sales of property and equipment	3,114	14,859
Purchases of businesses and investments, net of cash acquired	(6,131)	(3,796)
Purchases of available-for-sale investments	(400,251)	—
Purchases of property and equipment	(101,240)	(78,967)

Net cash used in investing activities	(401,205)	(20,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contract termination payment	—	(147,569)
Issuance of Accenture Ltd Class A common shares	1,582,025	106,397
Purchase of Accenture Ltd Class A common shares	(151,441)	(157,288)
Purchase of Accenture SCA Class I common shares	(1,642,056)	(144,026)
Proceeds from issuance of long-term debt	395	919
Repayment of long-term debt	(1,912)	(2,800)
Proceeds from issuance of short-term bank borrowings	72,990	49,752
Repayments of short-term bank borrowings	(80,214)	(59,146)
Decrease in restricted cash of Accenture Ltd Share Employee Compensation Trust	83,280	73,857

Net cash used in financing activities	(136,933)	(279,904)
Effect of exchange rate changes on cash and cash equivalents	73,108	56,118

NET INCREASE IN CASH AND CASH EQUIVALENTS	521,454	367,600
CASH AND CASH EQUIVALENTS, beginning of period	2,332,161	1,316,976

CASH AND CASH EQUIVALENTS, end of period	$2,853,615	$1,684,576

The accompanying notes are an integral part of these financial statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (together “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2003 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 19, 2003. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2004. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

2. RECENTLY ADOPTED ACCOUNTING STANDARDS

     In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21, which provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service, is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.

     Effective September 1, 2003, Accenture adopted Issue 00-21 on a prospective basis. The Company will continue to account for contracts signed on or before August 31, 2003 under the previous policy for contracts containing multiple elements, as described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. Revenues for contracts with multiple elements signed or amended after August 31, 2003 are allocated to each element based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element.

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

     The adoption of Issue 00-21 has not had a material effect on the Company’s consolidated financial position as of February 29, 2004 or results of operations for the three- and six-month periods then ended.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net income as reported	$218,623	$248,640	$550,780	$515,758
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	15,684	7,206	28,704	16,665
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(39,950)	(38,850)	(80,392)	(89,844)

Pro forma income	$194,357	$216,996	$499,092	$442,579

4. INVESTMENTS

Available-for-Sale Investments

     In February 2004, the Company transferred approximately $1,400,000 of money-market mutual fund balances to managed investment accounts. All highly liquid investments purchased with an original maturity of 90 days or less are considered to be cash equivalents and are recorded at fair market value. Investments with a maturity greater than 90 days, but less than one year, at the time of purchase are considered to be short-term investments. Investments with a maturity greater than one year at the time of purchase are considered to be long-term investments. Marketable short- and long-term investments are classified and accounted for as available-for-sale. Available-for-sale investments are reported at fair value with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income (loss) in shareholders’ equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Realized gains and losses on securities are determined based on the FIFO method and are included in Gain (loss) on investments, net. The Company does not hold these investments for speculative or trading purposes.

     Available-for-sale investments at February 29, 2004 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
U.S. Treasury securities	$32,103	$110	$—	$32,213
Asset-backed securities	10,445	11	—	10,456
Corporate debt securities	269,746	520	(48)	270,218
Foreign government securities	4,008	43	—	4,051

Total debt securities	316,302	684	(48)	316,938
Equity securities	18,417	—	(79)	18,338
Non-marketable securities and other	2,727	—	—	2,727

Total available-for-sale investments	$337,446	$684	$(127)	$338,003

     The amortized cost and estimated fair value of available-for-sale investments in debt securities at February 29, 2004, by contractual maturity, were as follows:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year or less	$125,903	$125,898
Due in 1-2 years	150,606	151,036
Due in 2-3 years	11,971	12,111
Due in 3-4 years	10,403	10,409
Due in 4-5 years	10,222	10,245
Due after 5 years	7,197	7,239

Total investments in available-for-sale debt securities	$316,302	$316,938

     The following table summarizes sales of available-for-sale investments for the three and six months ended February 29, 2004:

	Three Months	Six Months
	Ended	Ended
	February 29,	February 29,
	2004	2004
Proceeds from sales	97,758	103,303
Gross realized gains	3,265	8,838
Gross realized losses	(221)	(571)

5. GOODWILL

     A summary of the changes in the carrying amount of goodwill by segment for the six months ended February 29, 2004 is as follows:

	Comm.
	& High	Financial
	Tech	Services	Government	Products	Resources	Total
Beginning balance at August 31, 2003	$60,265	$40,509	$21,519	$38,724	$27,642	$188,659
Goodwill additions	3,902	341	252	370	293	5,158
Foreign currency translation adjustments	6,529	2,726	1,428	3,169	2,208	16,060

Ending balance at February 29, 2004	$70,696	$43,576	$23,199	$42,263	$30,143	$209,877

6. REORGANIZATION BENEFITS/COSTS

     During the three and six months ended February 29, 2004, Accenture recorded expense of $182 and a benefit of $86,216, respectively, primarily resulting from final determinations of certain reorganization liabilities established in connection with Accenture’s transition to a corporate structure in 2001. For the six months ended February 28, 2003, the reorganization benefit was $13,995. The carrying amount of the reorganization liabilities was $461,963 at February 29, 2004 and $510,149 at August 31, 2003. The remaining change in the reorganization liabilities during the six months ended February 29, 2004 was due to foreign currency translation. The reorganization liabilities are recorded as a component of Other accrued liabilities and Other non-current liabilities on the Consolidated Balance Sheet.

7. RESTRUCTURING COSTS

     In the fourth quarter of 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space. At August 31, 2003, the related liability for restructuring costs was $40,327. This liability was reduced by payments made in the three and six months ended February 29, 2004 of $4,885 and $10,054, respectively. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. The liability at February 29, 2004 was $30,901, representing the net present value of the estimated remaining obligations related to exiting operating leases.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

     In the second quarter of 2004, Accenture management approved a real estate consolidation plan, which was substantially completed during the second quarter of fiscal 2004, primarily in the United States and the United Kingdom. Accenture recognized restructuring costs of $107,256, consisting of $89,331 to consolidate various locations and $17,925 to abandon the related fixed assets. Payments totaling $774 were made in the three months ended February 29, 2004. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. At February 29, 2004, the related liability for restructuring costs was $89,042 and was recorded as a component of Other accrued liabilities and Other non-current liabilities.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of Comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net income	$218,623	$248,640	$550,780	$515,758
Foreign currency translation adjustments	40,347	(5,812)	65,077	(6,181)
Unrealized gains (losses) on marketable securities, net of reclassification adjustments	499	(2,112)	1,618	837
Minimum pension liability adjustment	156	—	156	—

Comprehensive income	$259,625	$240,716	$617,631	$510,414

     The components of Accumulated other comprehensive income (loss) are as follows:

	February 29,	August 31,
	2004	2003
Foreign currency translation adjustments	$(1,987)	$(67,064)
Unrealized gains (losses) on marketable securities	557	(1,061)
Minimum pension liability, net of tax	(119,952)	(120,108)

Accumulated other comprehensive loss	$(121,382)	$(188,233)

9. ACCENTURE SHARE EMPLOYEE COMPENSATION TRUST

     On December 19, 2003, the Accenture Stock Employee Compensation Trust was terminated. A subsidiary of Accenture Ltd that is not a subsidiary of Accenture SCA created a new Share Employee Compensation Trust (“SECT”). Substantially all treasury shares purchased by the predecessor trust that had not been used to fund employee share awards were transferred to the new SECT. Accenture SCA and its subsidiaries will continue to provide funding to the SECT in exchange for the redemption by Accenture SCA of Accenture SCA Class I shares held by Accenture Ltd. Accenture Ltd will transfer proceeds from those redemptions to the SECT.

     In a series of open-market purchases during the three and six months ended February 29, 2004, the SECT and its predecessor trust acquired 1,813,050 and 5,313,050 Accenture Ltd Class A common shares, respectively, at aggregate purchase prices of $42,501 and $121,466, respectively, for use in conjunction with employee equity awards. At February 29, 2004, the SECT had $110,662 of previously authorized contributions available for share purchases.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

10. ANDERSEN CONTRACTS

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

11. GUARANTEES

     As a result of Accenture increasing its ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002, conditional on Accenture HR Services achieving growth in revenues. During the three and six months ended February 29, 2004, Accenture made payments totaling $0 and $1,720, respectively. The remaining potential liability at February 29, 2004 was $185,780.

     In connection with Accenture increasing its ownership interest in Avanade, Inc. from 50 percent to 78 percent in December 2001, Accenture has the right to purchase substantially all of the remaining outstanding shares of Avanade, Inc. not owned by Accenture at fair market value but not less than $28,650 and not to exceed $58,650 anytime after December 31, 2004 or earlier if certain events occur. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade, Inc. not owned by Accenture anytime after December 31, 2006, or earlier if certain events occur, for fair market value but not less than $28,650 and not to exceed $58,650.

     Accenture has various agreements in which it may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 29, 2004, management was not aware of any obligations arising under indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture's obligations for the performance of others is not expressly specified. As of February 29, 2004, Accenture estimates it had assumed an aggregate potential liability of approximately $262,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $42,000 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. In some of these contracts, the guarantee is contractually given to the client by one of the other parties providing services to the client. In the event of Accenture’s performance default, Accenture could be responsible for repayment to the other party. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph; and we believe that, if we were to incur a loss in the future in connection with any one of these arrangements, such a loss should not have a material effect on Accenture’s financial condition or results of operations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

12. SEGMENT REPORTING

     Operating segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

     Financial information for the Company’s reportable segments is as follows:

	Comm. &	Financial
Three Months Ended February 29, 2004	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$930,812	$647,531	$467,926	$715,386	$538,268	$2,286	$3,302,209
Operating income (loss)	$59,488	$62,139	$43,271	$96,015	$46,783	$(267)	$307,429

	Comm. &	Financial
Three Months Ended February 28, 2003	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$786,444	$570,249	$361,560	$642,190	$463,717	$2,036	$2,826,196
Operating income	$91,653	$75,718	$53,583	$106,512	$40,355	$—	$367,821

	Comm. &	Financial
Six Months Ended February 29, 2004	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$1,809,822	$1,293,580	$946,145	$1,416,527	$1,092,895	$4,825	$6,563,794
Operating income	$134,520	$165,819	$137,174	$229,852	$147,204	$—	$814,569

	Comm. &	Financial
Six Months Ended February 28, 2003	High Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$1,616,451	$1,172,171	$720,498	$1,291,808	$950,985	$4,241	$5,756,154
Operating income	$183,793	$173,834	$120,360	$229,432	$89,599	$—	$797,018

     Restructuring and reorganization costs for the three months ended February 29, 2004 were $107,438 while restructuring costs and reorganization benefit for the six months ended February 29, 2004 were $21,040. For the six months ended February 28, 2003, the reorganization benefit was $13,995. These amounts were allocated to the operating groups affecting their operating income by the following amounts:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
Increase (Decrease) to Operating Income	2004	2003	2004	2003
Communications & High Tech	$(26,998)	$3,484	$(5,288)	$3,484
Financial Services	(23,619)	2,879	(4,668)	2,879
Government	(15,801)	2,070	(3,092)	2,070
Products	(23,531)	3,094	(4,597)	3,094
Resources	(17,489)	2,468	(3,395)	2,468

Total	$(107,438)	$13,995	$(21,040)	$13,995

13. SUBSEQUENT EVENT

     On March 17, 2004, a tender offer made to Accenture SCA Class I shareholders on February 13, 2004 by Accenture SCA and one of its controlled subsidiaries resulted in the redemption or purchase of an aggregate of 11,803,861 Accenture SCA Class I common shares at a price of $22.98 per share. At the same time, a subsidiary of Accenture SCA purchased

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)
(Unaudited)

749,073 Accenture Canada Holdings Inc. exchangeable shares at a price of $22.98 per share. The total cash outlay for these transactions was $288,466.

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

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	Our engagements with clients may not be profitable.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of the share price of the Accenture Ltd Class A common shares.

•	We continue to position ourselves to achieve increasing percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger

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

Overview

     Our results of operations are affected by the economic conditions, levels of business activity and rates of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and amount of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance.

     Revenues are driven by the ability of our partners and other senior executives to secure contracts for new engagements and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar has resulted in favorable currency translation and increased our reported revenues. Revenues before reimbursements increased 17% and 14% in U.S. dollars for the three and six months ended February 29, 2004, respectively, from the comparable periods last year. In local currency terms, revenues before reimbursements for the three and six months ended February 29, 2004 increased 8% and 6%, respectively, from the comparable periods last year.

     We continue to achieve an increasing percentage of our revenues and growth through business transformation outsourcing, our approach that combines outsourcing, including business process outsourcing, with our other capabilities to help clients transform and outsource key processes, applications and infrastructure to improve business performance. For both the three and six months ended February 29, 2004, outsourcing revenues before reimbursements increased 46% in U.S. dollars and 37% in local currency terms compared with the same periods last year. Outsourcing contracts typically have longer contract terms than consulting contracts; may not generate revenues as quickly in the early stages of the contract; and generally have lower gross margins than consulting contracts, particularly in the first year. As our outsourcing business continues to grow, we are seeing an increase in the size, geographic scope and/or delivery complexity of many of our outsourcing contracts. These contracts increasingly have complex pricing models that often tie portions of our fees to achieving improvements in various business metrics. In some cases, portions of our fees are affected by the level of a client’s business activity, which is outside of our control. Often such contracts also have major transformational components or transitional activities, such as hiring large numbers of new employees, the timely implementation of which can have a significant impact on the timing and/or amount of costs incurred and revenues recognized.

     Global economic and political conditions are continuing to cause companies to be cautious about increasing their use of consulting services, but as their profit margins begin to recover and companies return to focusing on improving business performance, we are beginning to see an upturn in demand for our consulting services. For the three months ended February 29, 2004, consulting revenues before reimbursements increased by 4% in U.S. dollars and decreased by 5% in local currency terms compared to the second quarter of fiscal 2003. Growth of our consulting business continues to be a critical part of our strategy.

     We continue to experience ongoing pricing pressures from competitors as well as from clients facing pressure to control costs. The pace of consolidation and of vertical integration among our competitors continues to increase and to affect our revenues and operating margins. In addition, the growing use of off-shore resources to provide lower-cost service delivery capabilities within our industry continues to be a source of pressure on our revenues and operating margins. While we have recently experienced increases in demand for our services and while margins in our consulting business have recently stabilized, it is too early to tell if these developments will translate into sustainable improvements in our pricing or margins over the long term.

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

     Gross margins (revenues less cost of services) for the three and six months ended February 29, 2004 decreased to 33% and 34%, respectively, of revenues before reimbursements from 36% and 38%, respectively, for the same periods last year. The declines reflect the continuing shift in our mix of business toward outsourcing; ongoing pricing pressures; and increased variable compensation expense. The three Communications & High Tech contracts with lower-than-expected margins identified in the first quarter of this fiscal year did not have a material effect on gross margins in the second quarter and should not affect the Company’s ability to meet earnings and cash flow targets for the fiscal year.

     Our cost management strategy continues to be to anticipate changes in demand for our services and to identify cost management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, as operating expenses can be significantly affected by variable compensation and severance costs. We continue to take actions to create a more variable cost structure. During the three months ended February 29, 2004, Accenture recorded restructuring costs of $107 million relating to the global consolidation of office space, primarily in the United States and the United Kingdom. This real estate consolidation will reduce fixed costs and produce ongoing savings. While our chargeability levels are at or near all-time highs, we continue to have supply-and-demand and skill-level imbalances in certain industry segments and/or countries. We continue to take actions to balance our mix of skills and resources to meet current and projected future demand in each of our markets and will use our global sourcing approach, which includes our network of delivery centers and other capabilities around the world, as part of our cost effective delivery model. However, we continue to hire substantial numbers of new employees and currently expect to hire approximately 30,000 this fiscal year. Our ability to grow our business could be adversely affected if we do not effectively assimilate these new employees into our workforces.

     As a result of our ongoing cost-management initiatives and the continued shift in our mix of business toward outsourcing, sales and marketing and general and administrative costs decreased as a percentage of revenues before reimbursements to 20% and 21% for the three and six months ended February 29, 2004, respectively, from 23% and 24%, respectively, for the same periods last year. Operating income as a percentage of revenues before reimbursements decreased to 9.3% for the three months ended February 29, 2004 from 13.0% for the three months ended February 28, 2003. This decrease was due to the decline in gross margins as described above, increased variable compensation expense, and $107 million of restructuring costs relating to real estate consolidation. Restructuring costs had the effect of reducing operating income as a percentage of revenues before reimbursements by 3.3 percentage points for the three months ended February 29, 2004. Operating income as a percentage of revenues before reimbursements decreased to 12.4% for the six months ended February 29, 2004 from 13.8% for the six months ended February 28, 2003. This decrease was due to the factors described above for the three-month period, partly offset by income of $86 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Bookings and Backlog

     New contract bookings for the three months ended February 29, 2004 were $7,649 million, an increase of $2,899 million, or 61%, over new bookings of $4,750 million for the three months ended February 28, 2003, with consulting bookings increasing 20% to $2,889 million and outsourcing bookings increasing 103% to $4,761 million. The new contract bookings for the three months ended February 29, 2004 include $3.12 billion for two new engagements with a client in the United Kingdom. For the six months ended February 29, 2004, bookings increased by 76% over bookings for the six months ended February 28, 2003, with consulting bookings increasing by 18% and outsourcing bookings increasing by 156%. For the twelve months ended February 29, 2004, bookings increased by 60% over bookings for the twelve months ended February 28, 2003, with consulting bookings increasing by 17% and outsourcing bookings increasing by 120%.

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

Critical Accounting Policies and Estimates

     For a complete description of our income statement line items and accounting policies, see our Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, income taxes, variable compensation and defined benefit pension plans.

Revenue Recognition

     Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require Accenture to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, there is a trend to include greater incentives in our contracts related to costs incurred, benefits produced or adherence to schedule that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable. For technology integration contracts, estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. For non-technology integration consulting and outsourcing contracts, revenues relating to such incentive payments are recorded when the contingency is satisfied and when acceptance, where applicable, and delivery of agreed benefits have occurred in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.”

     We recognize revenues from technology integration consulting contracts using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Percentage-of completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified.

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

     Revenues for contracts with multiple elements are allocated based on the fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also provide those elements unaccompanied by the other elements in many contracts. Effective September 1, 2003, we adopted EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As such, for contracts signed or amended after August 31, 2003, revenues are allocated to each element based on the lesser of fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenue allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent.

Income Taxes

     Determining the consolidated provision for income tax expense, deferred tax assets and liabilities and related valuation allowance involves judgment. As a global company, we are required to calculate and provide for income taxes in each of the tax jurisdictions where we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual pre-tax income can affect the overall effective tax rate. Our effective tax rates for both the three and six months ended February 29, 2004 were 34.8% as compared to 38.0% for both the three and six months ended February 28, 2003.

Variable Compensation

     We record compensation expense for payments to be made in later fiscal periods to our partners and other senior employees under the variable compensation portions of our overall compensation programs. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual operational performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded as of February 29, 2004 for variable compensation was $82 million, of which we expect to pay approximately $12 million in the third quarter of fiscal 2004 with the remainder payable in subsequent quarters provided performance targets are met. The following table shows quarterly variable compensation expense (benefit).

	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(in millions)	2004	2004	2003	2003	2003	2003
Variable Compensation	$64	$(4)	$—	$—	$(6)	$17

     We reversed $4 million of previously accrued variable compensation during the first quarter of fiscal 2004 and accrued $64 million of variable compensation expense during the second quarter of fiscal 2004, bringing the year-to-date-accrual to $60 million, compared with $11 million in the first six months of fiscal 2003. In fiscal 2004, we increased the variable component of target compensation for larger proportions of our global workforce. Effective December 1, 2003, as part of the changes to our partner compensation model, we increased the variable component of our partners’ target compensation as a percentage of our partners’ total compensation.

Defined Benefit Pension Plans

     In the United States and certain other countries, Accenture maintains and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience. Pension expense was $57 million and $34 million for the first six months of fiscal 2004 and 2003, respectively. The pension assumptions used to determine annual pension expense for fiscal 2004 and fiscal 2003 are as follows:

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

     A one-percentage-point increase in our return on plan assets would decrease our annual pension expense by $5 million. A one-percentage point decrease in our return on plan assets would increase our annual pension expense by $5 million.

     SFAS 87 requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. During fiscal 2003, we recorded a charge to equity of $108 million representing an adjustment to increase our pension liability by $180 million, net of a tax benefit of $72 million. This charge was included in accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet. Additional charges to equity may be required in the future depending on future contributions to our pension plans, returns on pension plan assets and interest rates.

Revenues by Segment / Operating Group

     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes it is a better indicator of operating group performance than is revenues. From time to time, our operating groups work together to sell and implement certain engagements. The resulting revenues and costs from these engagements may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the current economic environment and its continuing effects on the industries served by our operating segments affect revenues and operating expenses within our operating segments to different degrees. Personnel reductions have not been taken uniformly across our operating segments, due in part to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their businesses. The shift to outsourcing engagements is not uniform among our operating groups and, consequently, neither is the impact on operating group revenues caused by these transitions. Local currency fluctuations also tend to affect our operating groups differently, depending on the historical and current geographic concentrations and locations of their businesses.

The following tables provide revenues for each of these operating groups.

	Three Months Ended		Percentage Increase	Percentage Increase (Decrease)
	February 29,	February 28,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Communications & High Tech	$931	$786	18%	12%
Financial Services	648	570	14	4
Government	468	362	29	23
Products	715	642	11	3
Resources	538	464	16	8
Other	2	2	12	n/m

Total revenues before reimbursements	3,302	2,826	17%	8%
Reimbursements	380	363

Total	$3,682	$3,189

Revenues as a percentage of total:
Communications & High Tech	25%	25%
Financial Services	18	18
Government	13	11
Products	19	20
Resources	15	15
Other	n/m	n/m

Total revenues before reimbursements	90	89
Reimbursements	10	11

Total	100%	100%

	Six Months Ended		Percentage Increase	Percentage Increase (Decrease)
	February 29,	February 28,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Communications & High Tech	$1,810	$1,617	12%	6%
Financial Services	1,294	1,172	10	1
Government	946	720	31	25
Products	1,417	1,292	10	2
Resources	1,093	951	15	7
Other	5	4	14	n/m

Total revenues before reimbursements	6,564	5,756	14%	6%
Reimbursements	693	760

Total	$7,257	$6,516

Revenues as a percentage of total:
Communications & High Tech	25%	25%
Financial Services	18	18
Government	13	11
Products	19	20
Resources	15	14
Other	n/m	n/m

Total revenues before reimbursements	90	88
Reimbursements	10	12

Total	100%	100%

n/m	= not meaningful

Geographic Information

     Revenues are attributed to geographic areas based on where client services are supervised.

	Three Months Ended		Percentage Increase	Percentage Increase (Decrease)
	February 29,	February 28,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Americas	$1,501	$1,346	12%	9%
EMEA (1)	1,576	1,289	22	7
Asia/Pacific	225	191	18	6

Total revenues before reimbursements	3,302	2,826	17%	8%
Reimbursements	380	363

Total	$3,682	$3,189

Revenues as a percentage of total:
Americas	41%	42%
EMEA (1)	43	41
Asia/Pacific	6	6

Total revenues before reimbursements	90	89
Reimbursements	10	11

Total	100%	100%

	Six Months Ended		Percentage Increase	Percentage Increase (Decrease)
	February 29,	February 28,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Revenues:
Americas	$2,993	$2,738	9%	7%
EMEA (1)	3,126	2,620	19	5
Asia/Pacific	445	398	12	1

Total revenues before reimbursements	6,564	5,756	14%	6%
Reimbursements	693	760

Total	$7,257	$6,516

Revenues as a percentage of total:
Americas	41%	42%
EMEA (1)	43	40
Asia/Pacific	6	6

Total revenues before reimbursements	90	88
Reimbursements	10	12

Total	100%	100%

(1)	EMEA includes Europe, the Middle East and Africa

Revenues by Type of Work

     The following table presents revenues before reimbursements by types of services.

				Percentage
	Three Months Ended		Percentage Increase	Increase (Decrease)
	February 29,	February 28,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Consulting	$2,026	$1,952	4%	(5)%
Outsourcing	1,277	875	46	37

Revenues before reimbursements	3,302	2,826	17%	8%
Reimbursements	380	363

Revenues	$3,682	$3,189

Note:	For the three months ended February 28, 2003, $79 million of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the current presentation.

				Percentage
	Six Months Ended		Percentage Increase	Increase (Decrease)
	February 29,	February 28,	(Decrease)	Local
(in millions, except for percentages)	2004	2003	US$	Currency
Consulting	$4,121	$4,077	1%	(7)%
Outsourcing	2,443	1,679	46	37

Revenues before reimbursements	6,564	5,756	14%	6%
Reimbursements	693	760

Revenues	$7,257	$6,516

Note:	For the six months ended February 28, 2003, $148 million of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the current presentation.

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

Revenues

     Revenues for the three months ended February 29, 2004 were $3,682 million, an increase of $493 million, or 15%, over the three months ended February 28, 2003. Revenues before reimbursements for the three months ended February 29, 2004 were $3,302 million, an increase of $476 million, or 17%, over the three months ended February 28, 2003 in U.S. dollars. In local currency terms, revenues before reimbursements for the three months ended February 29, 2004 increased 8% over the three months ended February 28, 2003.

     Our Communications & High Tech operating group achieved revenues before reimbursements of $931 million for the three months ended February 29, 2004, an increase of 18% over the three months ended February 28, 2003, primarily due to favorable currency translation and increased revenues from large outsourcing contracts.

     Our Financial Services operating group revenues before reimbursements were $648 million for the three months ended February 29, 2004, an increase of 14% over the three months ended February 28, 2003, primarily due to outsourcing revenue growth and the strength of the Euro. Revenue growth in our Capital Markets industry group and clients in the United Kingdom also contributed to the revenue growth within Financial Services.

     Our Government operating group achieved revenues before reimbursements of $468 million for the three months ended February 29, 2004, an increase of 29% over the three months ended February 28, 2003, reflecting strong revenue growth in both new consulting and outsourcing engagements and growth across all geographical areas, particularly from U.S. Federal government clients, and clients in the United Kingdom and Asia Pacific region.

     Our Products operating group achieved revenues before reimbursements of $715 million for the three months ended February 29, 2004, an increase of 11% over the three months ended February 28, 2003, reflecting revenue growth across most industry groups, particularly in our Pharmaceuticals & Medical Products industry group, partly offset by decreases in our Transportation & Travel Services industry group. The increase also reflects the strengthening of the Euro and British pound.

     Our Resources operating group achieved revenues before reimbursements of $538 million for the three months ended February 29, 2004, an increase of 16% over the three months ended February 28, 2003, as a result of strong growth in outsourcing and favorable currency translation. Growth in our Utilities, Natural Resources and Energy industry groups more than offset declines in our Chemicals industry group and the Asia Pacific region.

Operating Expenses

     Operating expenses for the three months ended February 29, 2004 were $3,375 million, an increase of $554 million, or 20%, over the three months ended February 28, 2003, and increased as a percentage of revenues from 88% for the three months ended February 28, 2003 to 92% for the three months ended February 29, 2004. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses increased from 87% to 91% over this period. This increase was primarily due to restructuring costs of $107 million relating to the Company’s global consolidation of office space. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses would have been 3.3 percentage points lower had these restructuring costs not been included. The strengthening of various currencies against the U.S. dollar also increased reported operating expenses for the three months ended February 29, 2004 compared to the same three-month period last year, partially offsetting corresponding increases in reported revenues.

Cost of Services

     Cost of services was $2,593 million for the three months ended February 29, 2004, an increase of $413 million, or 19%, over the three months ended February 28, 2003, and an increase as a percentage of revenues from 68% to 70% over this period. Cost of services before reimbursable expenses was $2,213 million for the three months ended February 29, 2004, an increase of $396 million, or 22%, over the three months ended February 28, 2003. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 64% to 67% over this period. The primary drivers of the increase in cost of services were higher outsourcing costs resulting from a 46% increase in outsourcing revenues and from higher variable compensation expense. The strengthening of various currencies against the U.S. dollar also contributed to the $396 million increase.

     Gross margins (revenues less cost of services) in the three months ended February 29, 2004 decreased to 33% of revenues before reimbursements from 36% in the three months ended February 28, 2003. This decrease resulted from the continuing shift in our mix of business toward outsourcing; ongoing pricing pressures; and increased variable compensation expense. The three Communications & High Tech contracts with lower-than-expected margins identified in the first quarter of fiscal 2004 did not have a material effect on gross margins in the second quarter and should not affect the Company’s ability to meet earnings and cash flow targets for the fiscal year.

Sales and Marketing

     Sales and marketing expense was $359 million for the three months ended February 29, 2004, a decrease of $11 million, or 3%, from the three months ended February 28, 2003, and decreased as a percentage of revenues before reimbursements from 13% to 11% over this period. The decline reflects a $13 million decrease in business development and market development costs and a $4 million decrease in market management costs, partly offset by a $10 million increase in variable compensation expense, as well as the effect of currency translation.

General and Administrative Costs

     General and administrative costs were $316 million for the three months ended February 29, 2004, an increase of $30 million, or 11%, from the three months ended February 28, 2003, and remained constant as a percentage of revenues before reimbursements at 10%. Key drivers of the increase include a $9 million reduction in bad debt expense in the prior year, a $7 million increase in geographic facility and technology costs, a $7 million increase in business protection costs, as well as the effect of currency translation.

Restructuring Costs and Reorganization Benefit

     During the three months ended February 29, 2004, Accenture recorded restructuring costs of $107 million relating to the Company’s global consolidation of office space, primarily in the United States and the United Kingdom. These costs include losses on operating leases and write-downs of related assets such as leasehold improvements resulting from abandoned office space.

     During the three months ended February 28, 2003, Accenture recorded a benefit of $14 million resulting from a decrease in certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Operating Income

     Operating income was $307 million for the three months ended February 29, 2004, a decrease of $60 million, or 16%, from the three months ended February 28, 2003. Operating income decreased as a percentage of revenues before reimbursements from 13.0% to 9.3% over this period. For the three months ended February 29, 2004, operating income included restructuring costs of $107 million as discussed above, which reduced operating income as a percentage of revenues before reimbursements by 3.3 percentage points. Lower gross margins and higher variable compensation expense offset savings in sales and marketing and favorable currency translation due to strengthening of various currencies against the U.S. dollar.

     Operating income for each of the operating groups is as follows (in millions):

	Three Months Ended
	February 29,	February 28,	Increase
Operating Income	2004	2003	(Decrease)
Communications & High Tech	$59	$91	$(32)
Financial Services	62	76	(14)
Government	43	53	(10)
Products	96	107	(11)
Resources	47	40	7

Total	$307	$367	$(60)

     The $107 million in restructuring charges for the three months ended February 29, 2004 and the $14 million decrease in reorganization liabilities for the three months ended February 28, 2003 were allocated to the operating groups, affecting their operating income by the following amounts (in millions):

	Three Months Ended
	February 29,	February 28,	Increase
Increase (Decrease) to Operating Income	2004	2003	(Decrease)
Communications & High Tech	$(26)	$4	$(30)
Financial Services	(24)	3	(27)
Government	(16)	2	(18)
Products	(24)	3	(27)
Resources	(17)	2	(19)

Total	$(107)	$14	$(121)

     Excluding the restructuring costs and reorganization benefit, operating income for the three months ended February 29, 2004 would have increased by $61 million over the three months ended February 28, 2003. This $61 million increase reflects increases of $13 million, $8 million, $16 million and $26 million in the Financial Services, Government, Products and

Resources operating groups, respectively, partially offset by a decrease of $2 million in the Communications & High Tech operating group. The increases in Financial Services and Products operating income reflect increases in revenues before reimbursements of 14% and 11%, respectively, which were partly offset by lower gross margins reflecting the shift in the mix of our business toward outsourcing. The increase in Resources operating income was driven by a 16% increase in revenues before reimbursements, improved chargeability and savings from cost-management initiatives. Government operating income increased primarily due to a 29% increase in revenues before reimbursements, partly offset by higher business development costs in support of large contracts. Communications & High Tech operating income decreased as lower margins offset revenue increases.

Other Income (Expense)

     Other income (expense) for the three months ended February 29, 2004 was $18 million, a decrease of $10 million, or 35%, from the three months ended February 28, 2003, due to lower foreign currency gains during the three months ended February 28, 2004, as the Euro and British pound strengthened against the U.S. dollar.

Provision for Taxes

     The effective tax rate for the three months ended February 29, 2004 was 34.8%. We expect our effective tax rate for fiscal 2004 to be 34.8%. The decrease in reorganization liabilities during the three months ended November 30, 2003 reduced the 2004 projected annual effective tax rate by 1.8 percentage points. The decrease in reorganization liabilities has the effect of increasing pre-tax income in fiscal 2004 without a corresponding increase in the provision for income taxes.

     The effective tax rate for the three months ended February 28, 2003 was 38.0%, while the effective tax rate for the fiscal year ended August 31, 2003 was 35.1%. The rate declined from 38.0% to 35.1% during fiscal 2003 as a result of a reversal of previously accrued taxes following the favorable settlement of certain prior-year non-U.S. income tax liabilities and lower-than-estimated non-U.S. withholding tax requirements.

     The decrease from 38.0% for the three months ended February 28, 2003 to 34.8% for the three months ended February 29, 2004 resulted from the tax effect of the reduction in reorganization liabilities and a reduction of prior-year income tax liabilities as a result of a favorable settlement of a non-U.S. tax audit in fiscal 2004.

Six Months Ended February 29, 2004 Compared to Six Months Ended February 28, 2003

Revenues

     Revenues for the six months ended February 29, 2004 were $7,257 million, an increase of $740 million, or 11%, over the six months ended February 28, 2003. Revenues before reimbursements for the six months ended February 29, 2004 were $6,564 million, an increase of $808 million, or 14%, over the six months ended February 28, 2003 in U.S. dollars. In local currency terms, revenues before reimbursements for the six months ended February 29, 2004 increased 6% over the six months ended February 28, 2003.

     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,810 million for the six months ended February 29, 2004, an increase of 12% over the six months ended February 28, 2003, primarily due to favorable currency translation and increased revenues from large outsourcing contracts, which offset lower consulting revenues.

     Our Financial Services operating group achieved revenues before reimbursements of $1,294 million for the six months ended February 29, 2004, an increase of 10% over the six months ended February 28, 2003, primarily due to outsourcing revenue growth and the strength of the Euro, which offset lower consulting revenues. Revenue growth in our Capital Markets industry group and clients in the United Kingdom also contributed to the revenue growth within Financial Services.

     Our Government operating group achieved revenues before reimbursements of $946 million for the six months ended February 29, 2004, an increase of 31% over the six months ended February 28, 2003, reflecting strong revenue growth in both new consulting and outsourcing engagements and growth across all geographical areas, particularly from U.S. Federal government clients, and clients in the United Kingdom and Asia Pacific region.

     Our Products operating group achieved revenues before reimbursements of $1,417 million for the six months ended February 29, 2004, an increase of 10% over the six months ended February 28, 2003, primarily as a result of outsourcing revenue growth, as well as growth in our Pharmaceuticals & Medical Products industry group, partly offset by decreases in our Transportation & Travel Services industry group. The increase also reflects the strengthening of the Euro and British pound.

     Our Resources operating group achieved revenues before reimbursements of $1,093 million for the six months ended February 29, 2004, an increase of 15% over the six months ended February 28, 2003, as strong growth in outsourcing and favorable currency translation more than offset decreases in our consulting revenues. Growth in our Utilities, Natural Resources and Energy industry groups more than offset declines in our Chemicals industry group and the Asia Pacific region.

Operating Expenses

     Operating expenses for the six months ended February 29, 2004 were $6,442 million, an increase of $723 million, or 13%, over the six months ended February 28, 2003, and increased as a percentage of revenues from 88% for the six months ended February 28, 2003 to 89% for the six months ended February 29, 2004. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses increased from 86% to 88% over this period. For the six months ended February 29, 2004, operating expenses included restructuring costs of $107 million relating to the Company’s global consolidation of office space and a benefit of $86 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses for the six months ended February 29, 2004 would have been 0.3 of a percentage point lower had these items not been included. The strengthening of various currencies against the U.S. dollar increased reported operating expenses for the six months ended February 29, 2004 compared to the same six-month period last year, partially offsetting corresponding increases in reported revenues.

Cost of Services

     Cost of services was $5,056 million for the six months ended February 29, 2004, an increase of $705 million, or 16%, over the six months ended February 28, 2003, and increased as a percentage of revenues from 67% to 70% over this period. Cost of services before reimbursable expenses was $4,363 million for the six months ended February 29, 2004, an increase of $773 million, or 22%, over the six months ended February 28, 2003. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 62% to 66% over this period. The primary drivers of the increase in cost of services were higher outsourcing costs resulting from a 46% increase in outsourcing revenues and higher costs on three contracts. The strengthening of various currencies against the U.S. dollar also contributed to the $773 million increase.

     Gross margins (revenues less cost of services) in the six months ended February 29, 2004 decreased to 34% of revenues before reimbursements from 38% in the six months ended February 28, 2003. This decrease resulted from the continuing shift in our mix of business toward outsourcing; ongoing pricing pressures; increased variable compensation expense; and lower-than-expected margins during the first quarter of fiscal 2004 from three contracts within our Communications & High Tech operating group. The unplanned reduction in margins on the three contracts reduced gross margins by approximately $50 million and reduced gross margins as a percentage of revenues before reimbursements by 1.2 percentage points during the first quarter of fiscal 2004. These three contracts did not have a material effect on gross margins in the second quarter and should not affect the Company’s ability to meet earnings and cash flow targets for the fiscal year.

Sales and Marketing

     Sales and marketing expense was $709 million for the six months ended February 29, 2004, a decrease of $16 million, or 2%, from the six months ended February 28, 2003, and decreased as a percentage of revenues before reimbursements from 13% to 11% over this period. Key drivers of the decline include a $20 million decrease in business development and market development costs, partly offset by the effect of currency translation.

General and Administrative Costs

     General and administrative costs were $655 million for the six months ended February 29, 2004, a decrease of $1 million from the six months ended February 28, 2003, and decreased as a percentage of revenues before reimbursements from 11% to 10% over this period. Key drivers of the decline include a $10 million decrease in geographic facility and technology costs, a $7 million decrease in corporate function costs, as well as the effect of currency translation. These decreases were partly offset by a $24 million increase in business protection costs.

Restructuring Costs and Reorganization Benefit

     During the six months ended February 29, 2004, Accenture recorded restructuring costs of $107 million relating to the Company’s global consolidation of office space, primarily in the United States and the United Kingdom. These costs include losses on operating leases and write-downs of related assets such as leasehold improvements resulting from abandoned office space. During the first quarter of fiscal 2004, the Company recorded income of $86 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

     During the six months ended February 28, 2003, Accenture recorded a benefit of $14 million resulting primarily from a decrease in certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Operating Income

     Operating income was $815 million for the six months ended February 29, 2004, an increase of $18 million, or 2%, over the six months ended February 28, 2003. Operating income decreased as a percentage of revenues before reimbursements from 13.8% to 12.4% over this period. For the six months ended February 29, 2004, operating income included restructuring costs of $107 million and a reorganization benefit of $86 million as discussed above, which reduced operating income as a percentage of revenues before reimbursements by 0.3 of a percentage point. Lower gross margins and higher variable compensation expense offset savings in sales and marketing, general and administrative costs, and favorable currency translation due to strengthening of various currencies against the U.S. dollar.

     Operating income for each of the operating groups is as follows (in millions):

	Six Months Ended
	February 29,	February 28,	Increase
Operating Income	2004	2003	(Decrease)
Communications & High Tech	$135	$184	$(49)
Financial Services	166	174	(8)
Government	137	120	17
Products	230	229	1
Resources	147	90	57

Total	$815	$797	$18

     Restructuring costs and reorganization benefit totaling $21 million for the six months ended February 29, 2004 and the $14 million decrease in reorganization liabilities for the six months ended February 28, 2003 were allocated to the operating groups, affecting their operating income by the following amounts (in millions):

	Six Months Ended
	February 29,	February 28,	Increase
Increase (Decrease) to Operating Income	2004	2003	(Decrease)
Communications & High Tech	$(5)	$4	$(9)
Financial Services	(5)	3	(8)
Government	(3)	2	(5)
Products	(5)	3	(8)
Resources	(3)	2	(5)

Total	$(21)	$14	$(35)

     Excluding the restructuring costs and reorganization benefits, operating income for the six months ended February 29, 2004 would have increased by $53 million over the six months ended February 28, 2003. This $53 million increase reflects increases of $22 million, $8 million and $63 million in the Government, Products, and Resources operating groups, respectively, partially offset by a decrease of $40 million in the Communications & High Tech operating group. Government operating income increased primarily due to a 31% increase in revenues before reimbursements, partly offset by higher business development costs in support of large contracts. Products operating income increased primarily due to a 10% increase in revenues before reimbursements, partly offset by lower gross margins, reflecting the shift in the mix of our business toward outsourcing. The increase in Resources operating income was driven by a 15% increase in revenues before reimbursements, improved chargeability and savings from cost-management initiatives. Communications & High Tech operating income decreased as lower margins offset revenue increases.

Other Income (Expense)

     Other income (expense) for the six months ended February 29, 2004 was $19 million, a decrease of $6 million, or 25%, from the six months ended February 28, 2003, resulting from lower currency exchange gains.

Provision for Taxes

     The effective tax rate for the six months ended February 29, 2004 was 34.8%. We expect our effective tax rate for fiscal 2004 to be 34.8%. The decrease in reorganization liabilities during the six months ended February 29, 2004 reduced the 2004 annual effective tax rate by 1.8 percentage points. The decrease in reorganization liabilities has the effect of increasing pre-tax income in fiscal 2004 without a corresponding increase in the provision for income taxes.

     The effective tax rate for the six months ended February 28, 2003 was 38.0%, while the effective tax rate for the fiscal year ended August 31, 2003 was 35.1%. The rate declined from 38.0% to 35.1% during fiscal 2003 as a result of a reversal of previously accrued taxes following the favorable settlement of certain prior-year non-U.S. income tax liabilities and lower-than-estimated non-U.S. withholding tax requirements.

     The decrease from 38.0% for the six months ended February 28, 2003 to 34.8% for the six months ended February 29, 2004 resulted from the tax effect of the reduction in reorganization liabilities and a reduction of prior-year income tax liabilities as a result of a favorable settlement of a non-U.S. tax audit in fiscal 2004 .

Liquidity and Capital Resources

     Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities, and available cash reserves. Cash flow generated by operating activities for the six months ended February 29, 2004 totaled $986 million. At February 29, 2004, cash and cash equivalents totaled $2,854 million, while total debt was $52 million. Cash and cash equivalents combined with $305 million of liquid fixed-income securities, which were classified as investments on our Consolidated Balance Sheet, totaled $3,159 million. We may also raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate share dispositions by our partners, former partners and their permitted transferees pursuant to our Share Management Plan and certain purchases from our other employees.

     For a more detailed description of our Share Management Plan, see “Certain Transaction and Relationships—Share Management Plan” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2003.

     Net cash provided by operating activities was $986 million for the six months ended February 29, 2004, an increase of $375 million over the six months ended February 28, 2003. This increase was primarily attributable to a decrease in net client balances (receivables, unbilled services and deferred revenues combined), an increase in accrued payroll and related benefits, a decrease in other current assets, and an increase in other accrued liabilities.

     Net cash used in investing activities was $401 million for the six months ended February 29, 2004, an increase of $381 million over the six months ended February 28, 2003. The increase was primarily due to purchases of marketable securities, lower proceeds from sales of investments and increased capital spending on property and equipment.

     Net cash used in financing activities was $137 million for the six months ended February 29, 2004, a decrease of $143 million from the six months ended February 28, 2003. Increases in proceeds from the issuance of Accenture Ltd Class A common shares and the absence of contract termination payments in fiscal 2004 were partially offset by increased purchases of Accenture SCA Class I common shares.

     We have two $537.5 million syndicated facilities, including one 364-day facility and one three-year facility, providing unsecured, revolving borrowing capacity for general working capital purposes, including, in the case of the three-year facility, the issuance of letters of credit on behalf of Accenture affiliates. Financing is provided under these facilities at the prime rate or at the London Interbank Offered Rate plus a spread, and bid option financing is available. These facilities require us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We are in compliance with these terms. As of February 29, 2004, we had no borrowings under either facility and $90 million in letters of credit outstanding under the three-year facility.

     We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of February 29, 2004, these facilities provided for up to $251 million of local currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of February 29, 2004, amounts available under these facilities totaled $233 million. At February 29, 2004, we had $30 million outstanding under these various facilities and $6 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

     During the six months ended February 29, 2004 and February 28, 2003, we invested $101 million and $79 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment, and leasehold improvements to support our operations. We expect that our capital expenditures will be in the range of $300 million to $350 million in fiscal 2004.

     In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. As of February 29, 2004 and August 31, 2003, $326 million and $336 million were outstanding for 34 and 35 clients, respectively. As of February 29, 2004 and August 31, 2003, $176 million and $203 million, respectively, were included in current unbilled services and $150 million and $133 million, respectively, were included in non-current unbilled services on our Consolidated Balance Sheet.

Share Purchases and Redemptions

Open-Market Repurchases

     On December 19, 2003, the Accenture Stock Employee Compensation Trust was terminated. A subsidiary of Accenture Ltd that is not a subsidiary of Accenture SCA created a new Share Employee Compensation Trust (“SECT”). Substantially all treasury shares purchased by the predecessor trust that had not been used to fund employee share awards were transferred to the new SECT. Accenture SCA and its subsidiaries will continue to provide funding to the SECT in exchange for the redemption by Accenture SCA of Accenture SCA Class I shares held by Accenture Ltd. Accenture Ltd will transfer proceeds from those redemptions to the SECT.

     In a series of open-market purchases during the three and six months ended February 29, 2004, the SECT and its predecessor trust acquired 1,813,050 and 5,313,050 Accenture Ltd Class A common shares, respectively, at aggregate purchase prices of $42 million and $121 million, respectively, for use in conjunction with employee equity awards. At February 29, 2004, the SECT had $111 million of previously authorized contributions available for share purchases.

Share Management Plan and RSU Sell Back Program Transactions

     During the three and six months ended February 29, 2004, Accenture purchased 75,985 and 340,013, respectively, Accenture Ltd Class A common shares delivered pursuant to restricted share units for approximately $2 million and $8 million, respectively.

     At February 29, 2004, the amount available for future share redemptions and purchases by Accenture under the Share Management Plan and RSU Sell Back Program was $692 million.

Other Redemptions and Purchases

     Additionally, we continue to redeem or purchase certain Accenture SCA Class I common shares in isolated transactions conducted outside of our Share Management Plan in accordance with the redemption provisions applicable to the Accenture SCA Class I common shares pursuant to their terms or in purchase transactions on comparable terms. These transactions do not require further approval by the Accenture Ltd board of directors, and funds used in these transactions do not reduce other specific authorizations made by the Accenture Ltd board of directors for various share purchase or reduction activities. To date, these transactions have consisted primarily of redemptions or purchases of shares held by the beneficiaries and estates of deceased partners and former partners and, to a lesser extent, by charitable foundations. During the three and six months ended February 24, 2004, $16 million and $41 million, respectively, was used for these purposes.

Equity Compensation Deferral

     The Voluntary Equity Investment Plan for partners, as well as the grant of equity awards in satisfaction of a portion of the compensation payable pursuant to performance units to certain of our most senior partners, each as previously described in Accenture Ltd’s most recent proxy statement, have been deferred pending further design review. Neither of these actions will have a material effect on Accenture’s Results of operations, cash flows or financial position.

Subsequent Event

     On March 17, 2004, a tender offer made to Accenture SCA Class I shareholders on February 13, 2004 by Accenture SCA and one of its controlled subsidiaries resulted in the redemption or purchase of an aggregate of 11,803,861 Accenture SCA Class I common shares at a price of $22.98 per share. At the same time, a subsidiary of Accenture SCA purchased 749,073 Accenture Canada Holdings Inc. exchangeable shares at a price of $22.98 per share. The total cash outlay for these transactions was $288 million.

Obligations and Commitments

     As of February 29, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
			(in millions)
Long-term debt	$16	$2	$14	$—	$—
Operating leases	2,026	238	402	326	1,060
Training facility services agreement	81	32	42	7	—
Retirement obligations (a)	312	34	72	39	167
Other purchase commitments (b)	633	226	332	73	2

Total	$3,068	$532	$862	$445	$1,229

(a)	This represents projected payments under our Basic Retirement Benefit and Early Retirement Plans. Both of these plans are unfunded and as such we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(b)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and to dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 29, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture's obligations for the performance of others is not expressly specified. As of February 29, 2004, Accenture estimates it had assumed an aggregate potential liability of approximately $262 million to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $42 million if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. In some of these contracts, the guarantee is contractually given to the client by one of the other parties providing services to the client. In the event of Accenture’s performance default, Accenture could be responsible for repayment to the other party. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph; and we believe that, if we were to incur a loss in the future in connection with any one of these arrangements, such a loss should not have a material effect on Accenture’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2003, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture SCA’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. During the six months ended February 29, 2004, there were no material changes in our market risk exposure.

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

     There has been no change in Accenture SCA’s internal control over financial reporting that occurred during the three months ended February 29, 2004 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 5, 2004, Accenture Ltd held its 2004 Annual General Meeting of Shareholders, at which the shareholders voted upon: (1) the appointment of Dennis F. Hightower, William L. Kimsey, Robert I. Lipp and Wulf von Schimmelmann as Class III directors for terms expiring at the 2007 Annual General Meeting of Shareholders; and (2) the re-appointment of KPMG LLP as independent auditors of Accenture Ltd for a term expiring at the 2005 Annual General Meeting of Shareholders and the authorization of the board of directors (acting by its audit committee) to determine KPMG LLP’s remuneration.

     Accenture Ltd’s shareholders appointed all four nominees as directors. Accenture Ltd’s shareholders also appointed KPMG LLP as independent auditors of Accenture Ltd and authorized the board of directors (acting by its audit committee) to determine KPMG LLP’s remuneration. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

			Against /		Broker
		For	Withheld	Abstain	Non-Votes
1.	Appointment of Directors:
	Dennis F. Hightower	757,435,903	8,024,795	*	*
	William L. Kimsey	759,457,031	6,003,667	*	*
	Robert I. Lipp	759,274,078	6,186,620	*	*
	Wulf von Schimmelmann	758,734,635	6,726,063	*	*
2.	Re-appointment of KPMG LLP	760,848,385	4,065,900	546,413	0

*	Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

     During the quarter ended February 29, 2004, no report on Form 8-K was filed by the Registrant.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on April 7, 2004 by the undersigned, thereunto duly authorized.

ACCENTURE SCA
By:	/s/ HARRY L. YOU
Harry L. You
Chief Financial Officer of Accenture Ltd, General Partner of Accenture SCA (principal financial and accounting officer)