Form 10-K
period 2004-08-31
ACCENTURE SCA
filed 2004-11-05
CIK 1143908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to .

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

     The aggregate market value of the common equity of the Registrant held by non-affiliates of the Registrant on February 27, 2004 was approximately $20,448,400,111, based on the closing price of the Accenture Ltd Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $23.10 per share, for which the Registrant’s Class I common shares, par value €1.25 per share, are redeemable. There is no established public trading market for the Registrant’s Class I common shares.

     The number of shares of the Registrant’s Class I common shares, par value €1.25 per share, outstanding as of October 29, 2004 was 889,033,554 (which number does not include 82,259,900 issued shares held by subsidiaries of the Registrant).

     Portions of the Annual Report on Form 10-K of Accenture Ltd, the general partner of the Registrant, filed on November 5, 2004, are incorporated by reference in Parts I and III.

PART I

Disclosure Regarding Forward-Looking Statements

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled “Business — Risk Factors.”

Available Information

          We do not maintain a website, so we do not make our filings available by website. We will provide, however, free of charge to any person who makes a request, electronic or printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”). You may find, however, reports relating to our shares filed under Section 16(a) of the Exchange Act, by the directors and officers of Accenture Ltd, our general partner, on the Investor Relations section of its website at http://investor.accenture.com. We do not have a separate code of business ethics for Accenture SCA, nor do we have a board of directors or officers. All persons acting on our behalf, including the directors and executive officers of our general partner, Accenture Ltd, are subject to the terms of the Accenture Ltd Code of Business Ethics, a copy of which can be accessed on the Investor Relations section of Accenture Ltd’s website. Any amendments to, or waivers granted to the directors or officers of Accenture Ltd from a provision of the Accenture Ltd Code of Business Ethics will be disclosed, under existing Accenture Ltd policy, through the Investor Relations section of Accenture Ltd’s website. Requests for all materials should be made to the Investor Relations group of Accenture Ltd, 1235 Avenue of the Americas, 18th Floor, New York, New York 10105, telephone +1 877.ACN.5659 in the United States and Puerto Rico, +1.703.797.1711 outside the United States and Puerto Rico, fax +1.917.527.6126, email: investor.relations@accenture.com.

          You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

          In this Annual Report on Form 10-K, we use the terms “Accenture,” “we,” “our Company,” “our” and “us” to refer to Accenture SCA and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. We use the term “partner” to refer to the executive employees of Accenture with the “partner” title.

ITEM 1. BUSINESS

Overview

          Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations. We had approximately $13.7 billion of revenues before reimbursements for fiscal 2004. As of August 31, 2004, we had more than 100,000 employees based in over 110 offices in 48 countries delivering to our clients a wide range of management consulting, technology and outsourcing services and solutions. We operate globally with one common brand and business model designed to enable us to serve our clients on a consistent basis around the world. We work with clients of all sizes and have extensive relationships with the world’s leading companies and governments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenues by Segment/Operating Group” below for additional detail regarding the geographic distribution of our revenues.

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

          Our “high performance business” strategy builds on our expertise in consulting, technology and outsourcing to help clients perform at the highest levels so they can create sustainable value for their customers and shareholders. Our business consists of using our industry and business-process knowledge, our service offering expertise and our insight into and access to existing and emerging technologies to identify new business and technology trends and formulate and implement solutions for clients under demanding time constraints. We help clients identify and enter new markets, increase revenues in existing markets, improve operational performance and deliver their products and services more effectively and efficiently.

Management Consulting, Technology and Outsourcing Services and Solutions

          Our business is structured around five operating groups, which together comprise 18 industry groups serving clients in every major industry. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more-standardized capabilities to multiple clients.

          Our Business Consulting and Technology & Systems Integration capability groups are the innovation engines through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The subject matter experts within these capability groups work closely with the professionals in our operating groups to develop and deliver solutions to clients.

          Through our outsourcing operations, we provide customized technology and business services to clients on an outsourced basis. Our outsourcing operations also include our business process outsourcing (“BPO”) businesses, which provide function-specific and/or industry-specific business services to multiple clients on an outsourced basis through standard operating models.

          Client engagement teams typically consist of industry experts, capability specialists and professionals with local market knowledge. Our client teams are supported by our Global Delivery Network, which applies a systematic approach that focuses on creating and capturing proven, repeatable processes, methodologies, tools and architectures to deliver price-competitive technology and outsourcing solutions and services to our clients.

Operating Groups

          The following table shows the organization of our five operating groups and their 18 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. For certain historical financial information regarding our operating groups, please see Footnote 17 (Segment Reporting) to our consolidated financial statements below under “Financial Statements and Supplementary Data.”

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

     Communications & High Tech

          We are a leading provider of management consulting, technology, systems integration and BPO services and solutions to the communications, high technology, media and entertainment industries. Professionals in our Communications & High Tech operating group help clients enhance their business results by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology, advanced communications network optimization, broadband and Internet protocol solutions as well as systems integration, customer care and workforce transformation services. In support of these services, we have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies can be applied in new and innovative ways to enhance our clients’ business performance.

          Our Communications & High Tech operating group comprises the following industry groups:

•	Communications. Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications companies. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles. We offer a suite of reusable solutions, called Accenture Communications Solutions, that address major business and operational issues related to broadband and Internet protocol-based networks and services, including business intelligence, billing transformation, customer contact transformation, sales force transformation, service fulfillment, and next-generation network optimization. Our Communications industry group represented more than two-thirds of our Communications & High Tech operating group’s revenues before reimbursements in fiscal 2004.

•	Electronics & High Tech. Our Electronics & High Tech industry group serves the aerospace, defense, consumer electronics, software, semiconductor, high technology, manufacturing and network equipment industries. This industry group provides services and solutions in areas such as electronic commerce and strategy, enterprise resource management, customer relationship management and supply chain management.

•	Media & Entertainment. Our Media & Entertainment industry group serves entertainment (television, music and movie), print and publishing companies. Professionals in this industry group provide a wide array of services, including digital content solutions designed to help companies effectively manage, distribute and protect content across numerous media channels.

     Financial Services

          Our Financial Services operating group focuses on the opportunities created by our clients’ needs to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more seamless and interconnected industry model. We help clients meet these challenges through a variety of services and solutions, including outsourcing strategies to increase cost efficiency and transform businesses, and customer relationship management initiatives that enable them to acquire new customers, retain profitable customers and improve their cross-selling capabilities.

          Our Financial Services operating group comprises the following industry groups:

•	Banking. Our Banking industry group works with traditional retail and commercial banks, diversified financial enterprises and a variety of niche players and innovators. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, comply with new regulatory initiatives, and leverage new technologies and distribution channels.

•	Capital Markets. Our Capital Markets industry group helps investment banks, broker/dealers, asset management firms, depositories, clearing organizations and exchanges improve operational efficiency and transform their businesses to remain competitive.

•	Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, develop Internet-based insurance businesses and improve the quality and consistency of risk selection decisions. Our Insurance industry group has also developed a claims management capability that enables insurers to provide better customer service while optimizing claims costs. Through Accenture Insurance Services, one of our BPO businesses, we provide a variety of outsourced solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth.

     Products

          Our Products operating group comprises the following industry groups:

•	Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement solutions focused on customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•	Health Services. Our Health Services industry group serves integrated health care providers, health insurers, managed care organizations, biotechnology and life sciences companies and policy-making authorities. We are helping our clients in the health plan and health insurance areas in North America connect consumers, physicians and other stakeholders through electronic commerce. In Europe, we are helping create new connections between governments, physicians and insurers.

•	Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology. We also work with clients to generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•	Pharmaceuticals & Medical Products. Our Pharmaceuticals & Medical Products industry group serves pharmaceutical, biotechnology, medical products and other industry-related companies. With knowledge in discovery, development, manufacturing, supply chain, and sales and marketing issues, we help companies identify and exploit opportunities for value creation, such as reducing the time required to develop and deliver new drugs to market through process improvements and implementation of technology. Our Pharmaceuticals & Medical Products industry group also helps clients integrate new discovery technologies, realize the potential of genomics and biotechnology, become more patient-centric and create new business models that deliver medical breakthroughs more rapidly.

•	Retail & Consumer. Our Retail & Consumer industry group serves a wide spectrum of retailers and consumer goods companies, including supermarkets, specialty premium retailers and large mass-merchandise discounters, as well as food, beverage, tobacco, household products, cosmetics and apparel companies. We add value to companies through innovative service offerings that address, among other things, new ways of reaching the retail trade and consumers through precision consumer marketing, maximizing brand synergies and cost reductions in mergers and acquisitions, improving supply chain efficiencies through collaborative commerce business models, and enhancing the efficiency of their internal operations. Our Retail & Consumer industry group represented approximately one-third of our Products operating group’s revenues before reimbursements in fiscal 2004.

•	Transportation & Travel Services. Our Transportation & Travel Services industry group serves companies in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses. Through Navitaire, Inc., one of our BPO businesses, we provide airlines with reservations, revenue accounting and revenue management services on an outsourced basis.

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

          Our Resources operating group comprises the following industry groups:

•	Chemicals. Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and life science companies. We also have long-term outsourcing contracts with many industry leaders.

•	Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. Our key areas of focus include helping clients optimize production, manage the hydrocarbon supply chain, streamline retail operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and exploit cross-industry synergies.

•	Forest Products. Our Forest Products industry group helps companies in the lumber, pulp, papermaking, converting and packaging segments of the industry develop and implement new business strategies, manage complex change initiatives, and integrate processes and technologies to improve business performance.

•	Metals & Mining. Our Metals & Mining industry group serves companies in metals industry segments ranging from steel and aluminum to copper, zinc and precious metals. We help clients develop innovative business strategies, redesign business processes, exploit technologies and improve their organizational performance and value.

•	Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. Our work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to global deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, supply chain optimization, and trading and risk management. In addition, through Accenture Business Services for Utilities, one of our BPO businesses, we provide outsourced customer-care services to utilities, municipalities and retail energy companies in North America.

     Government

          As the world’s largest employers, governments face the challenge of improving the efficiency of their service delivery by creating new citizen-centric business models that leverage the power of new technologies. Our Government operating group works with government and education agencies in 26 countries, helping them transform to meet the challenges of a rapidly changing public-sector environment. We typically work with defense, revenue, human services, justice, postal, education and electoral authorities, and our clients are national, provincial or state-level government organizations, as well as cities and other municipalities. Our work with clients in the U.S. federal government represented more than one-third of our Government operating group’s revenues before reimbursements in fiscal 2004.

          Our offerings help public-sector clients address their most pressing needs, including reducing costs, increasing operational efficiency, enhancing revenues, improving customer service, and ensuring the security of citizens and businesses. We advise on, implement and, in some cases, operate government services. We work with clients to transform their back-office operations, build Web interfaces and enable services to be delivered over the Internet. We also provide processing services in areas such as human resources, social services, ticketing and tolling, collections and procurement.

          As governments are pressed to operate at higher levels with reduced resources, we are introducing innovative contract models from the private sector that are becoming increasingly popular with governments. For instance, we pioneered Public Sector Value, a patent-pending approach that enables governments to measure outcomes and make decisions that directly improve citizen satisfaction. This approach is similar to the ways in which publicly traded companies measure shareholder value to enhance the value they deliver to shareholders.

Capability Groups

          Our Business Consulting and Technology & Systems Integration capability groups are the skill-based “innovation engines” through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The subject matter experts within these capability groups work closely with the professionals in our operating groups and are intimately involved in the delivery of the full range of consulting, technology and outsourcing services to clients.

     Business Consulting Capability Group

          Our Business Consulting capability group comprises five service lines:

•	Customer Relationship Management. The professionals in our Customer Relationship Management service line help companies acquire, develop and retain more profitable customer relationships. We offer a full range of innovative capabilities that address every aspect of customer relationship management, including marketing, direct sales, customer service and field support. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based upon that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. Together with our alliance partners, we bring these skills to our clients to help them increase the value of their customer relationships and enhance the economic value of their brands.

•	Finance & Performance Management. The professionals in our Finance & Performance Management service line work with our clients’ finance and business unit executives to develop financial transaction processing, risk management and business performance reporting capabilities. Among the services we provide are strategic consulting with regard to the design and structure of the finance function, particularly acquisition and post-merger integration; the establishment of shared service centers; and the configuration of enterprise resource planning platforms for streamlining transaction processing. Our finance capability services also address pricing and yield management, revenue cycle management, billing, credit risk and collection effectiveness, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals, who often leverage the resources of Accenture Finance Solutions, one of our BPO businesses, work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions.

•	Human Performance. The professionals in our Human Performance service line work with clients to solve human performance issues that are crucial to operational success, including recruiting and motivating key employees and management. Our integrated approach provides human resources, knowledge management, and learning and performance management solutions that increase the efficiency and effectiveness of our clients’ employees and operations, while reducing recruiting and training costs. Professionals in our Human Performance service line, who often work closely with professionals at Accenture Learning and Accenture HR Services, two of our BPO businesses, help companies and governments reduce employees’ time to competency, increase knowledge retention, lower the costs of administering complex training content, and manage multiple learning delivery vehicles and vendors.

•	Strategy & Business Architecture. The professionals in our Strategy & Business Architecture service line identify and implement high-performance business value creation and transformation opportunities by delivering independent strategies and broad business consulting services focused on the CEO agenda. Our professionals work closely with the highest levels of our clients’ organizations to help them achieve sustainable performance improvement. With deep skills and capabilities in corporate transformation and restructuring, growth and innovation strategies, mergers and acquisitions, organization and change strategy, pricing strategy and profitability assessment, post-merger integration, shareholder value analysis and strategic IT effectiveness, we help clients develop breakthrough strategic, operational and transformation solutions to enhance shareholder value in both the short and long term.

•	Supply Chain Management. The professionals in our Supply Chain Management service line work with clients across a broad range of industries to develop high-performance supply chains that enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and service management to help organizations transform their supply chain capabilities. We work with clients to implement innovative solutions that align operating models to support business strategies; improve the effectiveness of pricing; leverage outsourcing to improve supply chain services; adopt radio frequency identification (RFID) and other emerging technologies; and enhance the skills and capabilities of the supply chain workforce.

     Technology & Systems Integration Capability Group

          Our Technology & Systems Integration capability group comprises six main components:

•	Architecture for Complex Solutions — This area is responsible for creating, building and deploying complex, large-scale technology solutions in areas such as business intelligence, data warehousing, enterprise resource planning, enterprise content management and portals, and mobility and messaging.

•	Enterprise Solutions and Integration — This group is responsible for all of our packaged development efforts around software application suites such as SAP, PeopleSoft, Siebel and Oracle, among others, which typically integrate business processes, technology and human performance components.

•	Infrastructure Consulting — Our Infrastructure Consulting professionals provide highly specialized technology consulting capabilities focused on infrastructure planning and transformation, security, operations management and network management.

•	Solutions Delivery Excellence — This group is responsible for developing and deploying our methodologies, tools and architectures to support Accenture’s global delivery model for consulting, technology and outsourcing services.

•	Research & Development — This component comprises our research and development organization, Accenture Technology Labs, which identifies and develops new technologies that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities.

•	Alliances & Intellectual Property — This area is responsible for managing our global alliances and overseeing our intellectual property program, which are key enablers of our service offerings.

Outsourcing

          Accenture provides a wide range of outsourcing services, including business process outsourcing, application outsourcing and infrastructure outsourcing.

     Business Process Outsourcing (BPO) Services

          We work with clients to develop and deliver business process innovations that transform their businesses and deliver higher performance levels at lower costs. Through our BPO services, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house.

          We also offer more-standardized BPO services through our BPO businesses. We currently have eight BPO businesses, each of which provides function-specific and/or industry-specific business services to multiple clients on an outsourced basis through standard operating models. Some of our BPO businesses offer services to clients across many industries, while others offer services only to clients in a specific industry.

          Our eight BPO businesses are:

•	Accenture HR Services — offers enterprises seeking higher levels of employee performance, productivity and satisfaction with human resources services across the employee lifecycle, from recruitment to payroll to pensions.

•	Accenture Learning — offers companies and governments transformational learning solutions that cover all areas of a client’s learning needs, including learning delivery, processes and technologies, as well as multi-language delivery and content.

•	Accenture Finance Solutions — offers finance operations, applications management, financial accounting and management reporting services to help clients streamline financial management, improve working capital and cash flow, and deliver permanent cost savings from operational activities.

•	Accenture Procurement Solutions — offers sourcing-to-settlement services, including strategic sourcing, procure-to-pay transaction processing, supplier and contract management, management reporting, procurement effectiveness, compliance and electronic procurement services.

•	Accenture Business Services for Utilities — offers utilities across North America a variety of services including customer care, finance and accounting, human resources, supply chain and information technology, as well as facilities and field services.

•	Accenture eDemocracy Services — offers election services to election agencies around the world.

•	Accenture Insurance Services (formerly Solutions Assurance Vie, or S.A.V.) — offers life insurance policy design and management services, including high-volume transaction processing capabilities, to help insurers accelerate the marketing of life insurance products.

•	Navitaire — offers leading, mid-size and low-fare airlines with reservations, direct ticket distribution, revenue protection, decision support, passenger revenue accounting and revenue management services.

     Application Outsourcing

          Accenture takes a holistic approach to application outsourcing that goes beyond traditional cost-cutting measures, helping clients improve the total performance of application development and maintenance.

          We provide a wide array of application outsourcing services under flexible arrangements, managing custom or packaged software applications — including enterprise-wide applications such as SAP, PeopleSoft, Oracle and Siebel — over their complete development and maintenance lifecycles. The scope of services ranges from basic application management to application enhancement and development for individual or multiple applications. We can also take end-to-end responsibility for all of a client’s information technology (IT) function, including infrastructure and operations, leveraging our shared services delivery groups and our application and infrastructure transformation consulting expertise to deliver significant gains in client productivity.

          By transferring to Accenture the responsibility for one or more of their applications, clients can leverage our assets, scale and global resources as well as our secure, global infrastructure delivery capabilities. This allows clients to maintain and control the overall performance of their IT capabilities while reducing the complexity and costs associated with managing third parties and increasing the flexibility, scalability, predictability and security of their IT infrastructures.

     Infrastructure Outsourcing

          Accenture offers infrastructure outsourcing services coupled as part of application outsourcing and BPO services arrangements. Our infrastructure outsourcing services include hosting (data center operations, remote systems management and development environment support); technical support (help desk, eSupport and desk-side support services); network management (secure, real-time, asynchronous voice and communications); security (security systems management, disaster recovery and business continuity services); desktop management and mobility (lifecycle management of desktop and mobility devices and supporting software); and messaging and collaboration.

Global Delivery Network

          Our Global Delivery Network — working in concert with client teams comprising professionals from our operating groups, capability groups and outsourcing operations — applies a systematic approach to technology and outsourcing solutions and services delivery that capitalizes on our ability to create and capture proven, repeatable processes, methodologies, tools and architectures. With deep expertise in a range of hardware and software technologies, professionals in our Global Delivery Network build, deploy and maintain technology-based solutions, focusing on application development, systems administration work and software maintenance.

          The Global Delivery Network professionals are responsible for our global strategic delivery approach, which emphasizes quality, reduced risk, speed to market and predictability. Our ultimate goal is to deliver price-competitive solutions and services that drive higher levels of performance for our clients. Our global network of more than 40 delivery centers — facilities where teams of Accenture professionals use these proven assets to create business and technology solutions for clients — enhances our ability to capitalize on a vast array of processes, methodologies, tools and architectures to deliver enhanced value to our clients. Client teams use these centers to deliver comprehensive, large-scale and customized solutions in less time than would be required to build them from the ground up. Our delivery centers improve the efficiency of our engagement teams through the reuse of solution designs, infrastructure and software, and by leveraging the experience of delivery center professionals.

          The Global Delivery Network includes Avanade, Inc., our technology business that focuses on large-scale technology integration based upon Microsoft’s enterprise platform. Combining Microsoft’s understanding of operating platforms and technologies with Accenture’s experience in delivering solutions to clients, Avanade, Inc. capitalizes on the advanced capabilities of the Microsoft Windows and .NET platforms to build customized, scalable solutions for complex electronic business and enterprise infrastructures.

Alliances

          We have sales and delivery alliances with companies whose capabilities complement our own, either by enhancing a service offering, delivering a new technology or helping us extend our services to new geographies. By combining our alliance partners’ products and services with our own capabilities and expertise, we create innovative, high-value business solutions for our clients.

          Some alliances are specifically aligned with one of our service lines, thereby adding skills, technology and insights that are applicable across many of the industries we serve. Other alliances extend and enhance our offerings specific to a single industry group.

          Almost all of our alliances are non-exclusive. While individual alliance agreements do not involve direct payments to us that are material to our business, overall our alliance relationships generate revenues for us from consulting services for implementing our alliance partners’ products and our related services.

Research and Innovation

          We are committed to developing leading-edge ideas. We believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research to help create, commercialize and disseminate innovative business strategies and technology. Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. We spent $272 million, $250 million and $235 million on research and development in fiscal years 2004, 2003 and 2002, respectively, primarily through our operating groups and our capability groups to develop market-ready solutions for our clients. We also promote the creation of knowledge capital and thought leadership through the Accenture Technology Labs and the Accenture Institute for High Performance Business.

Accenture Organizational Structure

          Accenture SCA, a Luxembourg partnership limited by shares, is a subsidiary of Accenture Ltd. Accenture Ltd is a Bermuda holding company with no material assets other than Class I and Class II common shares in Accenture SCA. Accenture Ltd’s only business is to hold these shares and to act as the sole general partner of Accenture SCA. Accenture Ltd owns a majority voting interest in Accenture SCA. As the general partner of Accenture SCA and as a result of Accenture Ltd’s majority voting interest in Accenture SCA, Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements. Accenture operates its business through subsidiaries of Accenture SCA. Accenture SCA generally reimburses Accenture Ltd for its expenses but does not pay Accenture Ltd any fees.

          Prior to our transition to a corporate structure in fiscal 2001, we operated as a series of related partnerships and corporations under the control of our partners. In connection with our transition to a corporate structure, our partners generally exchanged all of their interests in these partnerships and corporations for Accenture Ltd Class A common shares or, in the case of partners in certain countries, Accenture SCA Class I common shares or exchangeable shares issued by Accenture Canada Holdings Inc. (“Accenture Canada Holdings”), an indirect subsidiary of Accenture SCA. Generally, partners who received Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares also received a corresponding number of Accenture Ltd Class X common shares, which entitle their holders to vote at Accenture Ltd shareholders’ meetings but do not carry any economic rights.

          Each Class A common share and each Class X common share of Accenture Ltd entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture Ltd. The holder of a Class X common share is not, however, entitled to receive dividends or to receive payments upon a liquidation of Accenture Ltd.

          Accenture Ltd may, at its option, redeem any Class X common share for a redemption price equal to the par value of the Class X common share, or $0.0000225 per share. Accenture Ltd has separately agreed not to redeem any Class X common share of a holder if such redemption would reduce the number of Class X common shares held by that holder to a number that is less than the number of Accenture SCA Class I common shares or Accenture Canada Holdings exchangeable shares held by that holder, as the case may be. Accenture Ltd will redeem Accenture Ltd Class X common shares upon redemption or exchange of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares so that the aggregate number of Class X common shares outstanding at any time does not exceed the aggregate number of Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares outstanding. For example, see “Certain Transactions -Accenture Ltd Voting Agreement” in the Annual Report on Form 10-K of Accenture Ltd.

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

          Subject to contractual transfer restrictions, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the redemption. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). We have been advised by our legal advisors in Luxembourg that there is no relevant legal precedent in Luxembourg quantifying or defining the term “de minimis.” In the event that a question arises in this regard, we expect that management will interpret “de minimis” in light of the facts and circumstances existing at the time in question. At this time, Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment and will disclose any change in its intentions that could affect this ratio. In order to maintain Accenture Ltd’s economic interest in Accenture SCA, Accenture Ltd generally will acquire additional Accenture SCA common shares each time additional Accenture Ltd Class A common shares are issued.

          Subject to contractual transfer restrictions, holders of Accenture Canada Holdings exchangeable shares may exchange their shares for Accenture Ltd Class A common shares at any time on a one-for-one basis. Accenture may, at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entitles its holder.

Employees

          Our most important asset is our people. We are deeply committed to the development of our employees. Each professional receives extensive and focused technical and managerial skills development training appropriate to his or her career with us. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance review system and a competitive career philosophy that rewards individual performance and teamwork. We strive to maintain a work environment that reinforces our historic partnership culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that this partnership culture has fostered.

          As of August 31, 2004, we had more than 100,000 employees worldwide. Currently, approximately 2,300 of our employees are partners.

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

          Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governmental organizations and other large enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	innovative service and product offerings;

•	perceived ability to add value;

•	reputation and client references;

•	price;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	quality of services and solutions;

•	ability to deliver results on a timely basis;

•	availability of appropriate resources; and

•	global reach and scale.

Intellectual Property

          Our success has resulted in part from our proprietary methodologies, software, reusable knowledge capital, assets and other intellectual property rights. We rely upon a combination of nondisclosure and other contractual arrangements as well as upon trade secret, copyright, patent and trademark laws to protect our intellectual property rights and the rights of third parties from whom we license intellectual property. We have promulgated policies related to confidentiality and ownership and to the use and protection of our intellectual property and that owned by third parties, and we also enter into agreements with our employees as appropriate.

          We recognize the value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. At August 31, 2004, we had 1,049 patent applications pending in the United States and other jurisdictions and had been issued 151 U.S. patents and 50 non-U.S. patents in, among others, the following areas: goal-based educational simulation; virtual call centers; hybrid telecommunications networks; development architecture frameworks; emotion-based voice processing; mobile communications networks; location-based information filtering; and computerized multimedia asset systems. We intend to continue to vigorously identify, create, harvest and protect our intellectual property.

Risk Factors

Risks That Relate to Our Business

Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

          Uncertain global economic and political conditions continue to affect many of our clients’ businesses. In addition, our business tends to lag behind economic cycles and, consequently, the benefits of any economic recovery to our business may take longer to realize. Deterioration of global economic or political conditions could increase these effects.

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

          Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. The growth in the use of technology slows down in challenging economic environments. There is currently no significant new technology wave to stimulate spending. Use of new technology for commerce generally requires the understanding and acceptance of a new way of conducting business and exchanging information. Companies that have already invested substantial resources in traditional means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new approach that may make some of their existing personnel, processes and infrastructures obsolete.

We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

          As a professional services firm, we depend to a large extent on our relationships with our clients and our reputation for high-caliber professional services and integrity to attract and retain clients. As a result, if a client is not satisfied with our services or solutions, including those of subcontractors we employ, it may be more damaging in our business than in other businesses. Negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts. Moreover, if we fail to meet our contractual obligations or fail to disclose our financial or other arrangements with our alliance partners, we could be subject to legal liability or loss of client relationships. Our exposure may be increased in the case of outsourcing contracts in which we become more involved in our clients’ operations. Our contracts typically include provisions to limit our exposure to legal claims relating to our services and the solutions we develop, but these provisions may not protect us or may not be enforceable in all cases.

Our engagements with clients may not be profitable or may be terminated by our clients on short notice.

          Unexpected costs, delays or failures to achieve anticipated cost reductions could make our contracts unprofitable. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. When making proposals for engagements, we estimate the costs and timing for completing the projects. While the risks associated with all of these types of contracts are often similar, an increasing number of outsourcing contracts entail the coordination of operations, diverse geographic and competency workforces and geographically distributed service centers, which further complicates the delivery of our services and increases the magnitude of these risks. On outsourcing engagements, we frequently hire employees from our clients and assume responsibility for one or more of our clients’ business processes. Our pricing, cost and profit margin estimates on outsourcing engagements frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the outsourcing engagement. These estimates reflect our best judgment regarding our clients’ costs, as well as the efficiencies of our methodologies and professionals as we plan to deploy them on projects. Any increased or unexpected costs, delays or failures to achieve anticipated cost reductions in connection with the performance of these engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.

          Under many of our contracts, the payment of some or all of our fees is conditioned upon our performance. We are increasingly moving away from contracts that are priced solely on a time-and-materials basis and toward contracts that also include incentives related to factors such as costs incurred, benefits produced, goals attained and adherence to schedule. For example, we are entering into an increasing number of outsourcing contracts, including business transformation outsourcing contracts, under which payment of all or a portion of our fees is contingent upon our clients meeting revenue-enhancement, cost-saving or other contractually defined goals that are increasing in complexity and often dependent in some measure on our clients’ actual levels of business activity. We estimate that a majority of our contracts have some fixed-price, incentive-based or other pricing terms that condition some or all of our fees on our ability to deliver these defined goals. The trend to include greater incentives in our contracts related to additional revenues generated, costs incurred, benefits produced or our adherence to schedule may increase the variability in revenues and margins earned on such contracts.

          Our contracts can be terminated by our clients with short notice. Our clients typically retain us on a non-exclusive, engagement-by-engagement basis, rather than under exclusive long-term contracts. A majority of our consulting engagements are less than 12 months in duration. While our accounting systems identify the duration of our engagements, these systems do not track whether contracts can be terminated upon short notice and without penalty. However, we estimate that the majority of our contracts can be terminated by our clients with short notice and without significant penalty. The advance notice of termination required for contracts of shorter duration and lower revenues is typically 30 days. Longer-term, larger and more complex contracts generally require a longer notice period for termination and may include an early termination charge to be paid to us. Additionally, large client projects involve multiple engagements or stages, and there is a risk that a client may choose not to retain us for additional stages of a project or that a client will cancel or delay additional planned engagements. These terminations, cancellations or delays could result from factors unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy generally. When contracts are terminated, we lose the associated revenues and we may not be able to eliminate associated costs in a timely manner. Consequently, our profit margins in subsequent periods may be lower than expected.

          We may fail to collect amounts extended to clients. In limited circumstances we extend financing to our clients, which we may fail to collect. A client must meet established criteria to receive financing from us, and any significant extension of credit requires approval by senior levels of our management. We had extended $455 million of such financing at August 31, 2004.

Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

          We have offices in 48 countries around the world. In fiscal 2004, approximately 45% of our revenues before reimbursements were attributable to our activities in the Americas, 48% were attributable to our activities in Europe, the Middle East and Africa, and 7% were attributable to our activities in the Asia/Pacific region. As a result, we are subject to a number of risks, including:

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

          The pace of consolidation among our competitors, including vertical integration of hardware and software vendors and service providers, continues. Some of our competitors have sought access to public and private capital and others have merged or consolidated with better-capitalized partners. Larger and better-capitalized competitors have enhanced abilities to compete for clients and skilled professionals. In addition, one or more of our competitors may develop and implement methodologies that result in superior productivity and price reductions without adversely affecting their profit margins.

          Historically, we have not relied to any material degree on mergers or acquisitions to increase our market share, revenues, number of market offerings or scope of services. We intend to consider acquisitions that are financially and operationally compatible with our business. Our limited experience with mergers and acquisitions could affect our ability to efficiently consummate and/or integrate acquisitions into our ongoing operations. Any of these circumstances could have an adverse effect on our revenues and profit margin or our ability to grow our business.

If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

          Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and grow our business. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could have a serious negative effect on us, including our ability to obtain and successfully complete important client engagements and thus maintain or increase our revenues.

          We continue to offer a variable component of compensation, the payment of which is dependent upon our performance, to larger proportions of our global workforce. We are increasing the use of equity-based incentives as a component of our executives’ compensation, which may affect amounts of cash compensation. We are also adjusting our compensation levels and adopting different methods of compensation in order to attract and retain appropriate numbers of employees with the diverse skills we need to serve clients, grow our business and motivate these employees’ performance. Any of these actions could adversely affect our operating margins.

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

          Our profit margin, and therefore our profitability, is largely a function of the rates we are able to recover for our services and the utilization rate, or chargeability, of our professionals. Accordingly, if we are not able to maintain the pricing for our services or an appropriate utilization rate for our professionals without corresponding cost reductions, our profit margin and our profitability will suffer. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities. The rates we are able to recover for our services are affected by a number of factors, including:

•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	pricing policies of our competitors;

•	our ability to accurately estimate, attain and sustain engagement revenues, margins and cash flows over increasingly longer contract periods;

•	the use of off-shore resources to provide lower-cost service delivery capabilities by our competitors and our clients; and

•	general economic and political conditions.

     Our utilization rates are also affected by a number of factors, including:

•	seasonal trends, primarily as a result of our hiring cycle;

•	our ability to transition employees from completed projects to new engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our workforces; and

•	our ability to manage attrition.

          Our profitability is also a function of our ability to control our costs and improve our efficiency. As the continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, may not be sufficient to deal with all pressures on our pricing and utilization rates. Our long-term cost reduction initiatives, which focus on global reductions in infrastructure and other costs, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing number of geographically distributed delivery centers. As we increase the number of our professionals and execute our strategies for growth, we may not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency.

          Despite increased cost savings, we may continue to experience erosion of operating income as a percentage of revenues before reimbursements if present trends continue.

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

          Our quarterly revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter, making them difficult to predict. This may lead to volatility in the share price of the Accenture Ltd Class A common shares. The factors that are likely to cause these variations are:

•	seasonality, including number of workdays and holiday and summer vacations;

•	the business decisions of our clients regarding the use of our services;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing engagements;

•	the stage of completion of existing projects and/or their termination;

•	our ability to transition employees quickly from completed projects to new engagements;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including those for personnel, support services and severance;

•	our ability to maintain an appropriate headcount in each of our workforces;

•	acquisition and integration costs related to possible acquisitions of other businesses;

•	changes in, or the application of changes in, accounting principles or pronouncements under accounting principles generally accepted in the United States, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.

We continue to achieve greater percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models. As our outsourcing business continues to grow, we may experience increased pressure on our overall margins, particularly during the early stages of new outsourcing contracts.

          We continue to achieve a greater percentage of our revenues and growth through business transformation outsourcing, our approach that combines outsourcing with our other capabilities to help clients transform and outsource key processes, applications and infrastructure to improve business performance. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models.

          Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. As our outsourcing business continues to grow, we may experience increased pressure on our overall gross margins, particularly during the early stages of these contracts.

On certain complex engagements where we partner with third parties, clients are increasingly demanding that we guarantee the performance of our business partners whom we do not control.

          Some engagements are complex and may require unique structures and alliances. We will continue to manage liabilities or risks on such engagements through rigorous transaction review, but we expect that clients may increasingly demand that we assume certain additional contractual obligations and potential, but reimbursable, liabilities for the performance of our business partners whom we do not control.

We may be exposed to potential risks relating to pending changes in our systems and internal controls procedures and our ability to have those controls attested to by our independent auditors.

          If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, our reputation, financial results and the market price of our stock could suffer. While we believe that we have adequate internal control procedures in place, we may be exposed to potential risks from recent legislation requiring companies to evaluate their internal controls and have those controls attested to by their independent auditors. We are evaluating our internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal controls, as required as part of Annual Report on Form 10-K beginning with our report for the fiscal year ending August 31, 2005.

          There is, at present, no precedent available with which to measure compliance adequacy. Accordingly, there can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely fashion or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, our reputation, financial results and the market price of our stock could suffer.

          We may experience difficulties in implementing new business and financial systems. On September 1, 2004, we transitioned certain of our business and financial systems to new platforms. Although the transition to date has proceeded without material adverse consequences, the process of implementing new systems could disrupt our ability to timely and accurately process and report key components of our results of operations and financial condition. Any such disruption could affect our results of operations or financial condition and cause harm to our reputation.

Recent tax legislation, future legislation and negative publicity related to Bermuda companies such as our parent, Accenture Ltd, may lead to an increase in our tax burden or affect our relationships with our clients.

          The United States Congress recently passed, and the President has signed, legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. We do not believe this legislation applies to our parent, Accenture Ltd. However, we are not able to predict with certainty whether the U.S. Internal Revenue Service will challenge our interpretation of the legislation.

Nor are we able to predict with certainty the impact of regulations or other interpretations that might be issued related to this legislation. It is possible that certain interpretations could materially increase our tax burden.

          Other legislative proposals related to certain foreign corporations have been enacted in various jurisdictions in the United States, none of which adversely affects Accenture Ltd. Additional legislative proposals remain under consideration in various legislatures which, if enacted, could limit or even prohibit our eligibility to be awarded state or federal government contracts in the United States in the future.

          In addition, there have been, from time to time, negative comments in the media regarding companies incorporated in Bermuda. This negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of a negative public image of Bermuda companies such as Accenture Ltd or the possibility of our clients receiving negative media attention from doing business with us.

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

          Depending on the circumstances, we may be required to grant a specific client greater rights in intellectual property developed in connection with an engagement than we otherwise generally do, in which case we would seek to cross-license the use of the intellectual property. However, in very limited situations, we forego rights to the use of intellectual property we help create, which limits our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

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

Risks That Relate to Ownership of Our Class I Common Shares

We may continue to be controlled by Accenture Ltd, which in turn will continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

          As the general partner of Accenture SCA and as a result of Accenture Ltd’s majority voting interest in Accenture SCA, Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in financial statements. As of October 29, 2004, our partners owned or controlled shares representing, in the aggregate, a 35% voting interest in Accenture Ltd. These shares are subject to a voting agreement, which requires our partners to vote as a group with respect to all matters submitted to shareholders. Our partners’ voting interest in Accenture Ltd may increase to the extent additional employees we name as partners are required to become parties to the voting agreement and/or our partners receive additional equity.

          As long as our partners continue to own or control a significant block of voting rights, they may, effectively, control us. This may enable them, without the consent of the other shareholders, to:

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

          Under the terms of the partner matters agreement, a partners’ income committee, consisting of the chief executive officer and partners he or she appoints, reviews evaluations and recommendations concerning the performance of partners and determines relative levels of income participation, or unit allocation. Based upon its review, the committee prepares a partners’ income plan, which then must be submitted to the partners in a partner matters vote. If the plan is approved by a 66 2/3% partner matters vote, it is: (1) binding with respect to the income participation or unit allocation of all partners other than the principal executive officers of Accenture Ltd (including the chief executive officer), subject to the impact on overall unit allocation of determinations by the Board of Directors or the Compensation Committee of the Board of Directors of Accenture Ltd of the unit allocation for the executive officers, unless otherwise determined by the Board of Directors; and (2) submitted to the Compensation Committee of the Board of Directors of Accenture Ltd as a recommendation with respect to the income participation or unit allocation of the chief executive officer and the other principal executive officers of Accenture Ltd.

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

          Sales of substantial amounts of Accenture Ltd Class A common shares, or the perception of these sales, may adversely affect the price of the Class A common shares and impede our ability to raise capital through the issuance of equity securities in the future. A substantial number of Class A common shares are eligible for future sale as described below:

•	As of October 29, 2004, substantially all of the Accenture Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares still held by our partners, former partners and certain of their permitted transferees and previously received in connection with our transition to a corporate structure were directly or indirectly subject to the provisions of a voting agreement and/or a transfer rights agreement that permit sales by our partners or former partners in increasing amounts over seven years beginning July 24, 2002 and/or other contractually agreed transfer restrictions of comparable durations. Equity awards received by partners under Accenture’s share incentive plan after our transition to a corporate structure, while not subject to the transfer restrictions of the voting agreement and the transfer rights agreement, are subject to vesting and/or delivery on various deferred schedules. Current and former partners, and their permitted transferees, holding as of October 29, 2004 an aggregate of more than 493 million Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings exchangeable shares, including substantially all of such shares remaining directly or indirectly subject to the transfer restrictions applicable to partners and former partners under the voting agreement and/or the transfer rights agreement, have separately agreed not to transfer any equity interests in Accenture acquired from Accenture until July 24, 2005, except for sales in transactions approved by Accenture. While the transfer restrictions in the voting agreement and the transfer rights agreement will continue to apply, such transfer restrictions will be waived to permit Accenture-approved transactions. From time to time, pursuant to the terms of the voting agreement and/or transfer rights agreement, we may also approve limited relief from the existing share transfer restrictions for specified partners or groups of partners in connection with particular retirement, employment and severance arrangements that we determine to be important to the execution of our business strategy. After July 24, 2005, however, only the provisions of the voting agreement and the transfer rights agreement, as well as the deferred vesting and/or delivery schedules that govern equity awards under Accenture’s share incentive plan and other agreements with permitted transferees, will apply. Commencing in the first quarter of fiscal 2003, we began affording partners and former partners and their permitted transferees who have agreed not to transfer their equity interests in Accenture until July 24, 2005 except in specified Accenture-approved transactions with regular opportunities to sell or redeem

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

•	In addition, as of October 29, 2004, 32,392,028 Class A common shares underlying restricted share units generally were scheduled to be delivered during the calendar years indicated below:

Number of Shares	Calendar Year
10,916	2004
2,934,411	2005
3,128,919	2006
2,826,879	2007
2,863,807	2008
8,242,740	2009
12,384,356	After 2009

The delivery of some of these shares may be deferred based on elections made by the holders.

32,382,183 of all Accenture Ltd Class A common shares issuable pursuant to restricted share units have been granted to current and former partners. Accenture Ltd Class A common shares delivered pursuant to restricted share units granted to our non-partner employees and non-employee directors are not subject to contractual restrictions on transfer.

•	In addition, as of October 29, 2004, 66,831,532 Accenture Ltd Class A common shares were issuable pursuant to options, of which options to purchase an aggregate of 37,105,700 Class A common shares were exercisable and options to purchase an aggregate of 29,725,832 Class A common shares generally will become exercisable during the calendar years indicated below:

Number of Shares	Calendar Year
128,045	2004
18,039,608	2005
5,912,037	2006
5,646,142	After 2006

14,798,308 of all Accenture Ltd Class A common shares issuable pursuant to these options were issuable pursuant to options that have been granted to current and former partners. Accenture Ltd Class A common shares delivered under options granted to our non-partner employees and non-employee directors are not subject to contractual restrictions on transfer. The options that become exercisable in calendar years 2004 and 2005 include options that were issued to our employees in connection with our initial public offering.

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

          Accenture SCA is organized under the laws of Luxembourg, and a significant portion of our assets are located outside the United States. It may not be possible to enforce court judgments obtained in the United States against us in Luxembourg or in countries, other than the United States, where we have assets based on the civil liability provisions of the federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Luxembourg and other countries would recognize or enforce judgments of United States courts obtained against us or our directors or officers based on the civil liabilities provisions of the federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Luxembourg that the United States and Luxembourg do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not based solely on United States federal or state securities laws, would not automatically be enforceable in Luxembourg. Similarly, those judgments may not be enforceable in countries other than the United States, where we have assets.

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

ITEM 2. PROPERTIES

          We have major offices in the world’s leading business centers, including New York, Chicago, Dallas, Los Angeles, San Francisco, Boston, London, Frankfurt, Madrid, Milan, Paris, Sydney and Tokyo. In total, we have more than 110 offices in 48 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

ITEM 3. LEGAL PROCEEDINGS

          We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

          As previously reported in July 2003, we became aware of an incident of possible noncompliance with the Foreign Corrupt Practices Act and/or with Accenture’s internal controls in connection with certain of our operations in the Middle East. In 2003, we voluntarily reported the incident to the appropriate authorities in the United States promptly after its discovery. Shortly thereafter, the SEC advised us it would be undertaking an informal investigation of this incident, and the U.S. Department of Justice indicated it would also conduct a review. Since that time, there have been no further developments. We do not believe that this incident will have any material impact on our results of operations or financial condition.

          We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          There is no established public trading market for the Accenture SCA Class I common shares. The Accenture SCA Class I common shares will not be listed on any exchange and we expect that the restriction on transferability will preclude the Class I common shares from being quoted by any securities dealer or traded in any market inclusive of the over-the-counter market.

          We are obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share. Accenture SCA may, at its option, pay for this redemption price with cash generally in an amount equal to the market price of an Accenture Ltd Class A common share at the time of redemption or, pursuant to separate agreements with shareholders, by delivering Accenture Ltd Class A common shares on a one-for-one basis. See “Business-Accenture Organizational Structure.”

Price Range of Accenture Ltd Class A Common Shares

          Trading in the Accenture Ltd Class A common shares commenced on the New York Stock Exchange on July 19, 2001 under the symbol “ACN.”

          The table below sets forth, on a per share basis for the periods indicated, the high and low sale prices for the Class A common shares as reported by the New York Stock Exchange.

	Price Range
	High	Low
Fiscal 2003
First Quarter	$19.65	$11.30
Second Quarter	$20.47	$14.48
Third Quarter	$17.54	$13.45
Fourth Quarter	$22.00	$16.25
Fiscal 2004
First Quarter	$25.37	$21.00
Second Quarter	$26.95	$21.85
Third Quarter	$25.91	$22.61
Fourth Quarter	$28.10	$23.25
Fiscal 2005
First Quarter (through October 29, 2004)	$27.58	$22.61

          The closing sale price of the Accenture Ltd Class A common shares as reported by the New York Stock Exchange consolidated tape as of October 29, 2004 was $24.21. As of October 29, 2004, there were 3,222 holders of record of the Class A common shares.

          As of October 29, 2004, there were 2,002 holders of record of the Accenture SCA Class I common shares and Accenture Ltd was the sole holder of record of the Accenture SCA Class II common shares.

Dividend Policy

          Neither Accenture Ltd nor Accenture SCA has paid any cash dividends. We currently do not anticipate that Accenture Ltd or Accenture SCA will pay dividends in fiscal 2005.

          We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Accenture Ltd and Accenture SCA to pay dividends.

          Future dividends on the Accenture SCA Class I common shares, if any, will be at the discretion of the Board of Directors of Accenture Ltd, as the general partner of Accenture SCA, and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors of Accenture Ltd may deem relevant.

Recent Sales of Unregistered Securities

          Over the last three years, Accenture SCA and its subsidiaries issued and/or transferred an aggregate of 241,123,815 Class I common shares to Accenture Ltd in connection with the issuance by Accenture Ltd of 241,123,815 of its Class A common shares. These Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transactions did not involve any public offering.

Repurchases of Common Stock

          The following table provides information relating to the Company’s purchase of common shares for the fourth quarter of fiscal 2004. For further discussion of the Company’s share purchase activity, including the purchase and redemption of Accenture SCA Class I common shares by the Company’s subsidiaries, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Plan	Plan
June 1, 2004 — June 30, 2004
Class I common shares	46,287,451	$22.95	—	—
July 1, 2004 — July 31, 2004
Class I common shares	200,000	$26.42	—	—
August 1, 2004 — August 31, 2004
Class I common shares	4,238,146	$24.71	—	—
Total Class I common shares(1)	50,725,597	$23.11	—	—

(1)	During the fourth quarter of fiscal 2004, Accenture SCA redeemed or purchased an aggregate of 50,725,597 Class I common shares in transactions unrelated to publicly announced purchase programs. Of this amount, 48,783,573 shares were redeemed or purchased pursuant to two issuer tender offers (45,087,451 shares that were redeemed or purchased on June 3, 2004 with proceeds received by Accenture Ltd in connection with its May 4, 2004 secondary offering and 3,696,122 shares that were redeemed or purchased on August 31, 2004), and the remaining 1,942,024 shares were primarily redeemed or purchased at the request of former partners or the estates of deceased partners in transactions with terms similar to those provided for in Accenture SCA’s Articles of Association.

ITEM 6. SELECTED FINANCIAL DATA

     The data as of August 31, 2004 and 2003 and for the years ended August 31, 2004, 2003 and 2002 are derived from the audited consolidated financial statements and related notes which are included elsewhere in this report. The data as of August 31, 2002, 2001 and 2000 and for the years ended August 31, 2001 and 2000 are derived from audited combined and consolidated financial statements and related notes which are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended August 31,
	2004	2003	2002	2001	2000
		(in millions, except share amounts)
Income Statement Data:
Revenues:
Revenues before reimbursements	$13,673	$11,818	$11,574	$11,444	$9,752
Reimbursements	1,440	1,579	1,531	1,618	1,579

Revenues	15,113	13,397	13,105	13,062	11,331
Operating expenses:
Cost of services*:
Cost of services before reimbursable expenses*	9,057	7,508	6,897	6,199	5,486
Reimbursable expenses	1,440	1,579	1,531	1,618	1,579

Cost of services*	10,497	9,087	8,428	7,817	7,065
Sales and marketing*	1,488	1,459	1,566	1,217	883
General and administrative costs*	1,340	1,319	1,616	1,516	1,296
Restructuring, reorganization and rebranding costs (benefits)	29	(19)	111	849	—
Restricted share unit-based compensation	—	—	—	967	—

Total operating expenses*	13,355	11,846	11,720	12,366	9,245

Operating income*	1,759	1,551	1,385	696	2,086
Gain (loss) on investments, net	3	10	(321)	107	573
Interest income	60	41	46	80	67
Interest expense	(22)	(21)	(49)	(43)	(24)
Other income	—	32	15	17	51
Equity in losses of affiliates	(2)	—	(9)	(61)	(47)

Income before income taxes*	1,799	1,613	1,068	795	2,707
Provision for income taxes(1)	576	566	491	503	243

Income before minority interest and accounting change*	1,223	1,047	576	292	2,464
Minority interest	(10)	(7)	3	8	—

Income before accounting change*	1,213	1,040	579	300	2,464
Cumulative effect of accounting change	—	—	—	188	—

Partnership income before partner distributions*(2)					$2,464

Net income*	$1,213	$1,040	$579	$488

	As of August 31,
	2004	2003	2002	2001	2000
			(in millions)
Balance Sheet Data:
Cash and cash equivalents	$2,553	$2,332	$1,317	$1,880	$1,271
Working capital	1,683	1,729	723	401	1,015
Total assets	7,988	6,459	5,479	6,061	5,451
Long-term debt, net of current portion	2	14	3	1	99
Total partners’ capital	—	—	—	—	2,368
Shareholders’ equity	2,375	1,721	963	685	—

*	Excludes payments for partner distributions for periods ended on or prior to May 31, 2001.

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

     We use the terms “Accenture,” “we,” “our Company,” “our” and “us” in this report to refer to Accenture Ltd and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2004” or “fiscal year 2004” means the 12-month period that ended on August 31, 2004. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve. Our business is also driven, in part, by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. While there continue to be no indications of a significant new wave of technology to stimulate spending, the strengthening economic recovery is beginning to affect the patterns of technology investment of many companies. As a result, growth-oriented business initiatives are again competing with cost-cutting strategies. Revenue growth rates across our segments may be subject to more variability from quarter to quarter during fiscal 2005 as the economic recovery continues to take hold at different rates in different industrial and geographic markets.

     Revenues before reimbursements for fiscal 2004 were $13.67 billion, compared with $11.82 billion for fiscal 2003, an increase of 16% in U.S. dollars and 9% in local currency. Revenues before reimbursements for the fourth quarter of fiscal 2004 were $3.42 billion, compared with $3.02 billion for the fourth quarter of fiscal 2003, an increase of 13% in U.S. dollars and 10% in local currency.

     We continue to achieve an increasing percentage of our revenues and growth through business transformation outsourcing, our approach that combines outsourcing with our other capabilities to help clients transform and outsource key processes, applications and infrastructure to improve business performance. Outsourcing revenues before reimbursements for fiscal 2004 were $5.08 billion, representing an increase of 35% in U.S. dollars and 28% in local currency terms over fiscal 2003. Outsourcing revenues before reimbursements for the fourth quarter of fiscal 2004 were $1.28 billion, representing an increase of 17% in U.S. dollars and 13% in local currency terms, compared with the fourth quarter of fiscal 2003. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. While outsourcing will continue to deliver solid growth to our business, it is likely to grow overall at a slower rate than it did in fiscal 2004.

     Companies remain cautious about increasing their use of consulting services. However, we are beginning to see an upturn in demand for our consulting services, as profit margins begin to recover and companies return to focusing on improving business performance. For fiscal 2004, consulting revenues before reimbursements were $8.59 billion, representing an increase of 7% in U.S. dollars while remaining flat in local currency terms, compared to fiscal 2003. For the fourth quarter of fiscal 2004, consulting revenues before reimbursements were $2.14 billion, representing an increase of 12% in U.S. dollars and 8% in local currency terms over the fourth quarter of fiscal 2003.

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

     As a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. The strengthening of various currencies versus the U.S. dollar has resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. If the U.S. dollar strengthens against other currencies, the resulting unfavorable currency translation could lower reported U.S. dollar revenues, operating expenses and operating income and result in U.S. dollar revenue growth lower than growth in local currency terms. We do not expect favorable currency translations to continue to contribute to U.S. dollar growth rates comparable to those experienced in fiscal 2004.

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

     Operating expenses include restructuring costs and reorganization benefits. Restructuring costs include costs incurred related to global consolidation of office space. Reorganization benefits result from final determinations of certain reorganization liabilities established in connection with Accenture’s transition to a corporate structure in 2001.

     Gross margins (revenues less cost of services) for the three months and year ended August 31, 2004 were 32.4% and 33.8%, respectively, of revenues before reimbursements, compared with 34.4% and 36.5%, respectively, for the same periods in fiscal 2003. These decreases resulted primarily from the continuing shift in our mix of business toward outsourcing and increased variable compensation expense and were partly offset by lower severance costs and higher consulting margins.

     Our cost-management strategy continues to be to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, as operating expenses can be significantly affected by compensation and severance costs. We continue to take actions to create a more variable cost structure. While our chargeability levels are at or near all-time highs, we continue to have supply-and-demand and skill-level imbalances in certain industry segments and/or countries.

     We continue to take actions to balance our mix of skills and resources to meet current and projected future demand in each of our markets and will use our global sourcing approach, which includes our network of delivery centers and other capabilities around the world, as part of our cost-effective delivery model. Our headcount increased from approximately 83,000 employees worldwide at August 31, 2003 to more than 100,000 employees as of August 31, 2004. Our ability to grow our business could be adversely affected if we do not effectively assimilate these new employees into our workforces. We also continue to experience an above-average attrition rate as global economic conditions continue to improve and the demand for talent in certain markets increases. As a result of the substantial numbers of new hires in our workforces, our hiring and training costs may increase. Because our talent market is increasingly competitive, we will need to respond accordingly during the course of the year. In fiscal 2005, we will continue to adjust compensation in order to attract and retain appropriate numbers of employees with the skills necessary to expand our business. These additional costs and compensation adjustments could adversely affect our operating margins.

     As a result of our ongoing cost-management initiatives and the continued shift in our mix of business toward outsourcing, sales and marketing and general and administrative costs decreased as a percentage of revenues before reimbursements to 21% for both the three months and year ended August 31, 2004, respectively, from 23% for the three months and year ended August 31, 2003. Operating income as a percentage of revenues before reimbursements decreased to 11% for the three months ended August 31, 2004 from 12% for the three months ended August 31, 2003, primarily related to the decline in gross margins as described above. Operating income as a percentage of revenues before reimbursements remained flat at 13% in both fiscal years 2004 and 2003.

Bookings and Backlog

     New contract bookings for the three months ended August 31, 2004 were $4,024 million, an increase of $269 million, or 7%, from new bookings of $3,755 million for the three months ended August 31, 2003, with consulting bookings increasing 11%, to $2,262 million, and outsourcing bookings increasing 2%, to $1,762 million. For the year ended August 31, 2004, bookings were $20,116 million, an increase of 25% over the year ended August 31, 2003, with consulting bookings increasing 11% and outsourcing bookings increasing 39%. We provide information regarding our bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, the timing of large bookings can significantly affect the level of bookings in a particular quarter. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time.

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

     We recognize revenues from technology integration consulting contracts using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the periods in which they are first identified.

     Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. We continuously review and reassess our estimates of contract profitability. If our estimates indicate that a contract loss will occur, a loss accrual is recorded in the consolidated financial statements in the period it is first identified. Circumstances that could potentially result in contract losses over the life of the contract include decreases in volumes of transactions or other inputs/outputs on which we are paid, failure to deliver agreed benefits, variances from planned internal/external costs to deliver our services, and other factors affecting revenues and costs.

     Revenues for contracts with multiple elements are allocated based on the fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements. Effective September 1, 2003, we adopted Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” As such, for contracts signed after August 31, 2003, revenues are allocated to each element based on the lesser of fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent.

     Client prepayments (even if nonrefundable) are deferred (i.e., classified as a liability) and recognized over future periods as services are delivered or performed.

     Our consulting revenues are affected by the number of work days in the quarter, which in turn is affected by the level of vacation days and holidays. Consequently, since we typically have approximately five to ten percent more work days in our first and third quarters than in our second and fourth quarters, our revenues are typically higher in our first and third quarters than in our second and fourth quarters.

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

   Income Taxes

     Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. As a global company, we calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.

     We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for the year ended August 31, 2004 was 32.0%, compared with 35.1% for the year ended August 31, 2003. This decrease resulted primarily from a reduction in valuation allowances, changes in our geographic mix of income and the tax effect of a reduction in reorganization liabilities.

     No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

     As a matter of course, the Company is regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. The Company believes its tax positions comply with applicable tax law and that it has adequately provided for any known tax contingencies.

   Variable Compensation

     We record compensation expense for payments to be made in later fiscal periods to our partners and other employees under the variable compensation portions of our overall compensation programs. In fiscal 2004, we increased the variable component of target compensation for larger portions of our global workforce. Determining the amount of expense to recognize as operating expenses for variable compensation at interim and annual reporting dates involves judgment. Expenses accrued for variable compensation are based on actual quarterly and annual operational performance versus plan targets and other factors. Amounts accrued are subject to change in future periods if future performance is below plan targets or is below the performance levels anticipated in prior periods. Management believes it makes reasonable judgments using all significant information available. The liability recorded at August 31, 2004 for variable compensation was $280 million, of which we expect to pay approximately $215 million in the first quarter of fiscal 2005, with the remainder payable in subsequent quarters, provided performance targets are met. The following table shows quarterly variable compensation expense (benefit):

	Fiscal Year
	2004	2003	2002
	(in millions)
First fiscal quarter	$(4)	$17	$86
Second fiscal quarter	64	(6)	151
Third fiscal quarter	92	—	8
Fourth fiscal quarter	125	—	(140)

Total variable compensation.	$277	$11	$105

   Defined Benefit Pension Plans

     In the United States and certain other countries, Accenture maintains and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience.

     Our U.S. pension plans include plans covering certain U.S. employees and former employees as well as a frozen plan related to basic retirement benefits for former pre-incorporation partners. The employee plans have a June 30 measurement date, and at August 31, 2004 had a projected benefit obligation of $566 million and assets of $596 million, after taking into account $230 million in contributions made in fiscal 2004. In fiscal 2005, no contribution will be required for the U.S. employee pension plans. We have not determined whether we will make additional voluntary contributions for U.S. employee pension plans in fiscal 2005. The frozen plan for former partners is unfunded and has a projected benefit obligation of $126 million. Non-U.S. pension plan obligations totaled $336 million, while pension assets totaled $243 million. We contributed $29 million to non-U.S. plans in fiscal 2004 and expect to contribute $39 million in fiscal 2005.

     Pension expense was $122 million and $72 million for fiscal years 2004 and 2003, respectively. For fiscal 2005, pension expense is estimated to be approximately $113 million. The fiscal 2005 pension expense estimate incorporates the 2005 assumptions and the impact of the increased pension plan assets resulting from our discretionary contributions of $230 million in fiscal 2004.

Key assumptions used to determine annual pension expense for fiscal years 2005, 2004 and 2003 are as follows:

	Pension Benefits
	2005		2004		2003
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	6.25%	4.93%	6.00%	4.85%	7.25%	4.92%
Expected rate of return on plan assets.	7.50%	5.19%	8.00%	5.66%	8.50%	5.35%
Rate of increase in future compensation	4.50%	3.16%	4.50%	3.10%	5.70%	3.81%

     A 25 basis point increase in the discount rate would decrease our annual pension expense by $11 million. A 25 basis point decrease in the discount rate would increase our annual pension expense by $12 million.

     A 25 basis point increase in our return on plan assets would decrease our annual pension expense by $2 million. A 25 basis point decrease in our return on plan assets would increase our annual pension expense by $2 million.

     Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. The assumptions, assets and liabilities used to measure our annual pension expense are determined as of June 30 for the majority of our U.S. benefit plans and as of August 31 for the majority of our non-U.S. benefit plans. Since pension and postretirement liabilities are measured on a discounted basis, the discount rate is a significant assumption. It is based on interest rates for high-quality, long-term corporate debt at each measurement date. Our estimated U.S. pension expense for fiscal 2005 reflects a 25 basis point increase in our discount rate from 6.00% to 6.25%. This change in discount rate will decrease U.S. pension expense in fiscal 2005 by approximately $7 million. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption for our U.S. plans for fiscal 2005 and represents a 50 basis point reduction in the expected rate of return on plan assets from the 8.00% used in fiscal 2004. Our estimated non-U.S. pension expense incorporates a 47 basis point reduction in the weighted average expected return on plan assets from 5.66% to 5.19%. The decrease in the expected rate of return on plan assets will increase consolidated pension expense in fiscal 2005 by approximately $4 million. The impacts of these types of changes on the pension plans in other countries will vary depending upon the status of each respective plan.

     Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions,” requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. At August 31, 2004, Shareholders’ equity included a charge of $92 million, representing a minimum pension liability of $153 million, net of a tax benefit of $61 million. Additional charges to equity may be required in the future, depending on future contributions to our pension plans, returns on pension plan assets and interest rates.

Revenues by Segment/Operating Group

     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes these are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain engagements. The resulting revenues and costs from these engagements may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating segments affect revenues and operating expenses within our operating segments to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to an increased need on behalf of some of our operating groups to tailor their workforces to the needs of their businesses. The shift to outsourcing engagements is not uniform among our operating groups and, consequently, neither is the impact on operating group results caused by this shift. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

     The following tables provide revenues for each of our operating groups, geographic regions and types of work for the fourth quarter of fiscal years 2004 and 2003, and for fiscal years 2004 and 2003:

	Three Months Ended		Percent	Percent	Percent of Total
	August 31,		Increase/	Increase/	2004 Revenues
			(Decrease)	(Decrease)	Before
	2004	2003	US$	Local Currency	Reimbursements
	(in millions)
OPERATING GROUPS
Communications & High Tech.	$913	$849	8%	5%	27%
Financial Services	725	578	25%	21%	21%
Government	501	442	13%	10%	15%
Products	751	642	17%	13%	22%
Resources	531	504	5%	2%	15%
Other	2	2	n/m	n/m	0%

TOTAL Revenues Before
Reimbursements	3,423	3,017	13%	10%	100%

Reimbursements	383	445	(14)%

TOTAL REVENUES	$3,806	$3,462	10%

GEOGRAPHY
Americas	$1,503	$1,485	1%	1%	44%
EMEA(1)	1,662	1,331	25%	17%	48%
Asia Pacific	258	201	28%	22%	8%

TOTAL Revenues Before Reimbursements	3,423	3,017	13%	10%	100%

Reimbursements	383	445	(14)%

TOTAL REVENUES	$3,806	$3,462	10%

TYPE OF WORK
Consulting(2)	$2,141	$1,919	12%	8%	63%
Outsourcing(2)	1,282	1,098	17%	13%	37%

TOTAL Revenues Before	3,423	3,017	13%		100%

Reimbursements
Reimbursements	383	445	(14%)

TOTAL REVENUES	$3,806	$3,462	10%

	Year Ended		Percent	Percent	Percent of Total
	August 31,		Increase/	Increase/	2004 Net
			(Decrease)	(Decrease)	Revenues Before
	2004	2003	US$	Local Currency	Reimbursements
	(in millions)
OPERATING GROUPS
Communications & High Tech.	$3,741	$3,290	14%	8%	27%
Financial Services	2,771	2,355	18%	9%	20%
Government	1,995	1,582	26%	20%	15%
Products	2,979	2,613	14%	7%	22%
Resources	2,178	1,966	11%	3%	16%
Other	9	12	n/m	n/m	0%

TOTAL Revenues Before
Reimbursements	13,673	11,818	16%	9%	100%

Reimbursements	1,440	1,579	(9)%

TOTAL REVENUES	$15,113	$13,397	13%

GEOGRAPHY
Americas	$6,133	$5,671	8%	7%	45%
EMEA (1)	6,572	5,353	23%	10%	48%
Asia Pacific	968	794	22%	12%	7%

TOTAL Revenues Before Reimbursements	13,673	11,818	16%	9%	100%

Reimbursements	1,440	1,579	(9)%

TOTAL REVENUES	$15,113	$13,397	13%

TYPE OF WORK
Consulting (2)	$8,589	$8,048	7%	0%	63%
Outsourcing (2)	5,084	3,770	35%	28%	37%

TOTAL Revenues Before Reimbursements	13,673	11,818	16%		100%

Reimbursements	1,440	1,579	(9)%

TOTAL REVENUES	$15,113	$13,397	13%

(1)	EMEA includes Europe, the Middle East and Africa.
(2)	For fiscal 2003, $335 million of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the fiscal 2004 presentation.

     The Company conducts business in two countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years. The United States represented 39%, 43% and 46% of revenues before reimbursements for fiscal years 2004, 2003 and 2002, respectively, while the United Kingdom totaled 16%, 14% and 14% for fiscal years 2004, 2003 and 2002, respectively. Revenues are attributed to countries based on where client services are supervised.

Year Ended August 31, 2004 Compared to Year Ended August 31, 2003

Revenues

     Our Europe, Middle East and Africa regions (“EMEA”) achieved revenues before reimbursements of $6,572 million for fiscal 2004, compared with $5,353 million for fiscal 2003, an increase of 23% in U.S. dollars and 10% in local currency. This increase was primarily due to strong growth in the United Kingdom, France and Spain, as well as the strengthening of the Pound Sterling and Euro against the U.S. dollar.

     In our Americas region, fiscal 2004 revenues before reimbursements were $6,133 million, compared with $5,671 million for fiscal 2003, an increase of 8% in U.S. dollars and 7% in local currency. A key contributor to this growth was our Canadian business, where revenues before reimbursements grew 52% in U.S. dollars over fiscal 2003. This growth was partially offset by items mentioned below with respect to our Communications & High Tech, Government and Resources operating groups that were primarily concentrated in our Americas region.

     Our Asia Pacific region had fiscal 2004 revenues before reimbursements of $968 million, compared with $794 million for fiscal 2003, an increase of 22% in U.S. dollars and 12% in local currency. This increase was largely driven by strong growth in our business in Japan and Australia.

     Our Communications & High Tech operating group achieved revenues before reimbursements of $3,741 million in fiscal 2004, an increase of 14% over fiscal 2003, primarily due to increased outsourcing revenues. Consulting revenues and favorable currency translation also contributed to increased revenues over fiscal 2003. Outsourcing revenues benefited from strong revenue growth with our Communications and Electronics & High Tech industry groups in the Americas and Europe. Consulting revenues benefited from growth in Europe, Latin America and Asia Pacific, slightly offset by a decline in North America. Operating group revenues before reimbursements in the fourth quarter of fiscal 2004 increased 8% over the fourth quarter of fiscal 2003 due to increased consulting revenues in all geographies and favorable currency translation. This increase was partially offset by lower outsourcing revenues in North America, due partly to a substantial reduction in the scope of our work with a major telecommunications client as a result of that client’s changing business strategies. This reduction may continue to affect outsourcing revenues for the next several quarters.

     Our Financial Services operating group achieved revenues before reimbursements of $2,771 million in fiscal 2004, an increase of 18% over fiscal 2003. Results were primarily driven by strong growth in outsourcing revenues, higher consulting revenues and favorable currency translation. Revenue growth in our Banking and Insurance industry groups, particularly in the United Kingdom, contributed to the growth in outsourcing revenues. Consulting revenues benefited from the continued economic recovery of clients in our Capital Markets industry group. Operating group revenues before reimbursements in the fourth quarter of fiscal 2004 increased 25% over the fourth quarter of fiscal 2003, due to increased consulting revenues in our Capital Markets industry group and growth in outsourcing revenues, particularly in EMEA.

     Our Government operating group achieved revenues before reimbursements of $1,995 million in fiscal 2004, an increase of 26% over fiscal 2003. Results were primarily driven by strong growth in both outsourcing and consulting revenues, in addition to favorable currency translation. Revenue growth with European clients, particularly in the United Kingdom and with clients in the Asia Pacific region, contributed to increased consulting revenues, which were partially offset by decreased revenues from clients in the United States. Outsourcing revenue growth benefited from increased revenues in all geographic regions, in particular with the U.S. Federal government. Operating group revenues before reimbursements in the fourth quarter of fiscal 2004 increased 13% over the fourth quarter of fiscal 2003, primarily due to increased revenues in the United Kingdom and the Asia Pacific region.

     Our Products operating group achieved revenues before reimbursements of $2,979 million in fiscal 2004, an increase of 14% from fiscal 2003, primarily driven by increased outsourcing revenues. Consulting revenues and favorable currency translation also contributed to increased revenues over fiscal 2003. A majority of our industry groups, particularly the Retail & Consumer and the Pharmaceuticals & Medical Products industry groups, contributed to the growth in outsourcing revenues. Consulting revenues increased primarily due to growth in our Asia Pacific region revenues, as well as growth in our Automotive and Health Services industry groups in all geographies. Consulting revenue growth was partially offset by decreased revenues in our Transportation & Travel Services industry group, particularly in EMEA. Revenues before reimbursements in the fourth quarter of fiscal 2004 increased 17% over the fourth quarter of fiscal 2003, due to increased outsourcing revenues in our Pharmaceuticals & Medical Products and Retail & Consumer industry groups, as well as consulting growth in our Retail & Consumer industry group.

     Our Resources operating group achieved revenues before reimbursements of $2,178 million in fiscal 2004, an increase of 11% from fiscal 2003, as increases in our outsourcing revenues and a favorable currency translation more than offset the slight decrease in consulting revenues. All industry groups in Resources, in particular Utilities, contributed to the growth in outsourcing revenues. The Euro and Pound Sterling contributed to the favorable currency translation. Consulting revenue growth in our Energy, Metals & Mining and Utilities industry groups was offset by a decrease in our Chemicals and Forest Products industry group revenues. In the fourth quarter of fiscal 2004, revenues before reimbursements for Resources grew 5% over the fourth quarter of fiscal 2003, primarily reflecting outsourcing revenue growth in our Utilities, Energy, Metals & Mining and Forest Products industry groups, as well as growth in our Accenture Business Services for Utilities BPO business. Consulting revenues remained flat, with increases in our Energy, Metals & Mining and Forest Products industry groups offset by decreases in our Chemicals and Utilities industry groups.

Operating Expenses

     Operating expenses in fiscal 2004 were $13,355 million, an increase of $1,509 million, or 13%, over fiscal 2003 and represented 88% of revenues in both fiscal years 2004 and 2003. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses also remained flat at 87% in both fiscal years 2004 and 2003. In fiscal 2004, operating expenses included restructuring costs of $107 million relating to the Company’s global consolidation of office space and a benefit of $78 million primarily resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. The restructuring cost of $107 million and reorganization benefit of $78 million increased operating expenses before reimbursable expenses as a percentage of revenues before reimbursements by 0.2 percentage points. The strengthening of various currencies against the U.S. dollar increased reported operating expenses for fiscal 2004 compared to fiscal 2003, partially offsetting corresponding increases in reported revenues.

     In fiscal 2004, we incurred severance costs of $111 million, compared with $161 million of severance costs in fiscal 2003. During fiscal 2004, we expensed $277 million for variable compensation, compared with $11 million of variable compensation expense in fiscal 2003.

   Cost of Services

     Cost of services was $10,497 million in fiscal 2004, an increase of $1,410 million, or 16%, over fiscal 2003 and an increase as a percentage of revenues from 68% in fiscal 2003 to 69% in fiscal 2004. Cost of services before reimbursable expenses was $9,057 million in fiscal 2004, an increase of $1,549 million, or 21%, over fiscal 2003. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements from 64% in fiscal 2003 to 66% in fiscal 2004. Gross margins (revenues less cost of services) in fiscal 2004 decreased to 34% of revenues before reimbursements in fiscal 2004 from 36% in fiscal 2003.

     The primary drivers of the increase in cost of services and the decrease in total gross margins were the continued shift in our mix of business toward outsourcing and higher variable compensation expense, partly offset by lower severance costs. The strengthening of various currencies against the U.S. dollar also contributed to the $1,549 million increase.

   Sales and Marketing

     Sales and marketing expense was $1,488 million in fiscal 2004, an increase of $30 million, or 2%, over fiscal 2003, and decreased as a percentage of revenues before reimbursements from 12% in fiscal 2003 to 11% in fiscal 2004. Key drivers of the increase in sales and marketing expense were a $51 million increase in market-development activities and branding costs, and a $39 million increase in variable compensation expense, partly offset by a $69 million decrease in business-development costs.

   General and Administrative Costs

     General and administrative costs were $1,340 million in fiscal 2004, an increase of $21 million, or 2%, over fiscal 2003 and decreased as a percentage of revenues before reimbursements from 11% in fiscal 2003 to 10% in fiscal 2004. The increase in general and administrative costs was primarily due to a $60 million increase in business protection costs, partly offset by a $42 million decrease in geographic facility costs.

   Restructuring and Reorganization Costs (Benefits)

     During fiscal 2004, we recorded restructuring costs of $107 million relating to our global consolidation of office space, primarily in the United States and the United Kingdom. These costs included losses on operating leases and write-downs of related assets such as leasehold improvements resulting from abandoned office space. During this same period, we recorded a net benefit of $78 million resulting from final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

     During fiscal 2003, we recorded a net benefit of $19 million resulting from a decrease in certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.

Operating Income

     Operating income was $1,759 million in fiscal 2004, an increase of $207 million, or 13%, over fiscal 2003. Operating income as a percentage of revenues before reimbursements remained flat at 13% in both fiscal years 2004 and 2003.

     Operating income for each of the operating groups was as follows:

	Year Ended August 31,
			Increase
Operating Income	2004	2003	(Decrease)
		(in millions)
Communications & High Tech	$404	$321	$83
Financial Services	354	306	48
Government	311	282	29
Products	415	428	(13)
Resources	275	214	61

Total	$1,759	$1,551	$208

     Communications & High Tech operating income increased by $83 million, primarily due to a 14% increase in revenues before reimbursements, along with savings from cost-management initiatives and improved chargeability. The increase in Financial Services operating income of $48 million was driven by an 18% increase in revenues before reimbursements, as well as savings from cost-management initiatives. Government operating income increased by $29 million primarily due to a 26% increase in revenues before reimbursements, partly offset by higher business-development costs in support of large contracts and lower overall margins. Products operating income decreased by $13 million, despite a 14% increase in revenues before reimbursements, primarily due to lower gross margins reflecting a decrease in consulting margins and the continued shift in our mix of business toward outsourcing. The increase in Resources operating income of $61 million was driven by an 11% increase in revenues before reimbursements along with savings from cost-management initiatives and improved chargeability, offset by increases in outsourcing and consulting costs.

Interest Income

     Interest income was $60 million in fiscal 2004, an increase of $19 million, or 46%, over fiscal 2003. The increase resulted primarily from the increase in our average cash and investment balances during fiscal 2004, compared with the fiscal 2003 average balances.

Other Income (Expense)

     Other income was less than $1 million in fiscal 2004, compared with $32 million in fiscal 2003, primarily resulting from lower foreign currency exchange gains.

Provision for Income Taxes

     The effective tax rates for fiscal years 2004 and 2003 were 32.0% and 35.1%, respectively. The reduction in the effective tax rate in 2004 resulted primarily from a reduction in valuation allowances, changes in our geographic distribution of income and the tax effect of a reduction in reorganization liabilities. The decrease in reorganization liabilities in fiscal 2004 reduced the 2004 annual effective tax rate by 1.5 percentage points. The decrease in reorganization liabilities had the effect of increasing pre-tax income in fiscal 2004 without a corresponding increase in the provision for income taxes.

Year Ended August 31, 2003 Compared to Year Ended August 31, 2002

     The following table provides revenues for each of our operating groups, geographic regions and types of work for fiscal years 2003 and 2002:

	Year Ended		Percent	Percent	Percent of Total
	August 31,		Increase/	Increase/	2004 Net
			(Decrease)	(Decrease)	Revenues Before
	2003	2002	US$	Local Currency	Reimbursements
	(in millions)
OPERATING GROUPS
Communications & High Tech.	$3,290	$3,182	3%		28%
Financial Services	2,355	2,366	0%		20%
Government	1,582	1,316	20%		13%
Products	2,613	2,696	(3)%		22%
Resources	1,966	2,005	(2)%		17%
Other	12	9	20%		0%

TOTAL Revenues Before Reimbursements	11,818	11,574	2%		100%

Reimbursements	1,579	1,531	3%

TOTAL REVENUES	$13,397	$13,105	2%

GEOGRAPHY
Americas	$5,671	$5,836	(3)%	(2)%	48%
EMEA (1)	5,353	4,963	8%	(6)%	45%
Asia Pacific	794	775	2%	(3)%	7%

TOTAL Revenues Before Reimbursements	11,818	11,574	2%	(4)%	100%

Reimbursements	1,579	1,531	3%

TOTAL REVENUES	$13,397	$13,105	2%

TYPE OF WORK
Consulting (2)	$8,048	$8,848	(9)%	(15)%	68%
Outsourcing (2)	3,770	2,727	38%	33%	32%

TOTAL Revenues Before Reimbursements	11,818	11,574	2%		100%

Reimbursements	1,579	1,531	3%

TOTAL REVENUES	$13,397	$13,105	2%

(1)	EMEA includes Europe, the Middle East and Africa.
(2)	For fiscal years 2003 and 2002, $335 million and $195 million, respectively, of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the fiscal 2004 presentation.

Revenues

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

     Our Financial Services operating group achieved revenues before reimbursements of $2,355 million in fiscal 2003, compared with $2,366 million in fiscal 2002, as favorable currency translation and growth in outsourcing were offset by lower consulting revenues primarily due to the impact of the economic downturn in the capital markets industry.

     Our Government operating group achieved revenues before reimbursements of $1,582 million in fiscal 2003, an increase of 20% over fiscal 2002. Results were primarily driven by strong growth in outsourcing revenues, higher consulting revenues and favorable currency translation. Revenue growth of 20% for the year was primarily sourced from clients within the U.S. Federal government, U.S. state and local government clients, particularly in California and clients in Western Europe. Fiscal 2003 Government operating group revenues also benefited from favorable currency translation.

     Our Products operating group achieved revenues before reimbursements of $2,613 million in fiscal 2003, a decrease of 3% from fiscal 2002, primarily as a result of planned reductions in activity in our Retail & Consumer industry group in Europe and a decrease in our Health Services industry group revenues, which offset favorable currency translation and growth in our Pharmaceuticals & Medical Products industry group.

     Our Resources operating group achieved revenues before reimbursements of $1,966 million in fiscal 2003, a decrease of 2% from fiscal 2002, as decreases in our consulting revenues offset strong growth in outsourcing. Growth in our Utilities industry group and favorable currency translation were offset by weakness in our Chemicals, Energy, Forest Products and Metals & Mining industry groups.

Operating Expenses

     Operating expenses in fiscal 2003 were $11,846 million, an increase of $126 million, or 1%, over fiscal 2002 and a decrease as a percentage of revenues from 89% in fiscal 2002 to 88% in fiscal 2003. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses decreased from 88% in fiscal 2002 to 87% in fiscal 2003. A charge of $111 million in the fourth quarter of fiscal 2002 to consolidate certain office facilities around the world had the effect of increasing operating expenses as a percentage of revenues before reimbursements by one percentage point in fiscal 2002.

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

     Gross margins (revenues less cost of services) decreased to 36% of revenues before reimbursements in fiscal 2003 from 40% in fiscal 2002. This decrease resulted from the shift in our mix of business toward outsourcing and from pricing pressures. These factors more than offset the favorable effects of other cost savings, including lower variable compensation and severance costs.

   Sales and Marketing

     Sales and marketing expense was $1,458 million in fiscal 2003, a decrease of $107 million, or 7%, from fiscal 2002, refiecting a $55 million decrease in business-development and market-development costs and a $25 million decrease in variable compensation expense. As a percentage of revenues before reimbursements, sales and marketing expense decreased from 14% in fiscal 2002 to 12% in fiscal 2003.

   General and Administrative Costs

     General and administrative costs were $1,319 million in fiscal 2003, a decrease of $296 million, or 18%, from fiscal 2002 and decreased as a percentage of revenues before reimbursements from 14% in fiscal 2002 to 11% in fiscal 2003. Key drivers of the decline were geographic facility and technology cost reductions of $143 million, lower bad debt expense of $100 million and reductions in business protection costs of $61 million.

   Restructuring and Reorganization Costs (Benefits)

     In fiscal 2003, we recorded a net benefit of $19 million, primarily resulting from final determinations of certain reorganization liabilities established in connection with Accenture’s transition to a corporate structure in 2001. In fiscal 2002, we incurred restructuring costs of $111 million related to the costs to consolidate certain office facilities around the world.

Operating Income

     Operating income was $1,551 million in fiscal 2003, an increase of $166 million, or 12%, over fiscal 2002. Operating income increased as a percentage of revenues before reimbursements from 12% in fiscal 2002 to 13% in fiscal 2003. The fiscal 2002 restructuring costs had the effect of reducing operating income as a percentage of revenues before reimbursements by 0.9 percentage points in fiscal 2002. Savings in sales and marketing and general and administrative costs and favorable currency translation due to strengthening of various currencies against the U.S. dollar more than offset lower gross margins.

     The $166 million increase in operating income for fiscal 2003 compared with fiscal 2002 primarily refiects increases of $99 million, $15 million, $123 million and $12 million in operating income from our Communications & High Tech, Financial Services, Government and Resources operating groups, respectively, partially offset by a decrease of $83 million in operating income from our Products operating group. The decrease in Products operating income primarily refiects lower revenues and margins in our Retail & Consumer industry group. Communications & High Tech operating income increased primarily due to operating efficiencies resulting from workforce reductions. The increase in Government operating income was driven by a 20% increase in revenues and improved productivity and chargeability.

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

Equity in Losses of Affiliates

     Equity in losses of affiliates totaled less than $1 million in fiscal 2003, compared with losses of $9 million in fiscal 2002, primarily due to the consolidation of the investment in our Avanade, Inc. and Accenture HR Services subsidiaries, beginning on January 1, 2002 and March 1, 2002, respectively, which we previously accounted for under the equity method.

Provision for Income Taxes

     The effective tax rates for fiscal years 2003 and 2002 were 35.1% and 46.0%, respectively. The $212 million charge to write down investments had the effect of increasing the effective tax rate for fiscal 2002 by 8.0 percentage points. The reduction in the effective tax rate in fiscal 2003 was primarily due to a reversal of previously accrued taxes following the favorable settlement of certain prior-year non-U.S. income tax liabilities and lower-than-estimated non-U.S. withholding tax requirements.

Liquidity and Capital Resources

     Our primary sources of liquidity are cash fiows from operations, debt capacity available under various credit facilities and available cash reserves. Cash flow generated by operating activities in fiscal 2004 totaled $1,756 million. At August 31, 2004, cash and cash equivalents totaled $2,553 million, while total debt was $34 million. Cash and cash equivalents, combined with $601 million of liquid fixed-income securities, classified as investments on our Consolidated Balance Sheet, totaled $3,154 million at August 31, 2004. We may also be able to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate share dispositions by our partners, former partners and their permitted transferees pursuant to our Share Management Plan and certain purchases from our other employees.

For a more detailed description of our Share Management Plan, see “Certain Transactions and Relationships — Share Management Plan” in the Annual Report on Form 10-K of Accenture Ltd.

     Our balance of cash and cash equivalents and liquid fixed-income securities was $3,154 million at August 31, 2004, an increase of $822 million, or 35%, over the $2,332 million balance at August 31, 2003. Our balance of cash and cash equivalents at August 31, 2003 increased $1,015 million, or 77%, from $1,317 million at August 31, 2002. The year-over-year increases were primarily attributable to cash provided by operations.

     Net cash provided by operating activities was $1,756 million in fiscal 2004, an increase of $212 million over fiscal 2003. This increase was primarily attributable to an increase in accrued payroll and related benefits, income taxes payable and other accrued liabilities, which was partly offset by an increase in net client balances (receivables, unbilled services and deferred revenues combined) and an increase in other current assets.

     Net cash used in investing activities was $897 million in fiscal 2004, compared with $109 million of cash used in investment activities in fiscal 2003. The increase was primarily due to purchases of marketable securities and increased capital spending on property and equipment, partially offset by increased proceeds from sales of investments.

     Net cash used in financing activities was $688 million in fiscal 2004, an increase of $165 million over fiscal 2003. Contributing to the increase in cash used was the $414 million increase in net share purchases in fiscal 2004 over fiscal 2003, which was partly offset by a $148 million contract termination payment in fiscal 2003 and a net decrease in restricted cash of the predecessor to the Accenture Share Employee Compensation Trust.

     Net cash provided by operating activities was $1,544 million for fiscal 2003, an increase of $454 million from fiscal 2002. Net cash provided by operating activities benefited from lower income tax payments in fiscal 2003 compared with fiscal 2002. Net cash used in investing activities was $109 million for fiscal 2003, a decrease of $139 million from fiscal 2002, due to increased proceeds from sales of investments and lower capital spending on property and equipment and businesses, partly offset by a decrease in proceeds from the sale of property and equipment in fiscal 2003. Net cash used in financing activities was $523 million for fiscal 2003, a decrease of $919 million from fiscal 2002. In fiscal 2003, cash used in financing activities included $560 million for Accenture Ltd Class A and Accenture SCA Class I common share purchases and $148 million for the $190 million payment to Arthur Andersen LLP made in conjunction with the termination of service arrangements and a facility use arrangement entered into in fiscal 2001. These payments were partially offset by proceeds of $256 million from the issuance of Accenture Ltd Class A common shares under the Accenture employee share purchase plan and employee share incentive plan.

     We have a five-year $1,500 million syndicated loan facility, providing unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash-fiow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2004, we had no borrowings under the facility and $66 million in letters of credit outstanding. The facility is subject to annual commitment fees.

     We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of August 31, 2004, these facilities provided for up to $251 million of local currency financing in countries where we cannot readily access our syndicated facilities. We also maintain local guaranteed and non-guaranteed lines of credit. As of August 31, 2004, amounts available under these facilities totaled $222 million. At August 31, 2004, we had $13 million outstanding under these various facilities and $7 million of other short-term borrowings. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets.

     During fiscal years 2004, 2003 and 2002, we invested $282 million, $212 million and $263 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures will be approximately $400 million in fiscal 2005.

     In limited circumstances, we agree to extend financing to clients. The terms vary by engagement, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. At August 31, 2004, 2003 and 2002, $455 million, $336 million and $265 million were outstanding for 40, 35 and 25 clients, respectively. At August 31, 2004 and 2003, $243 million and $203 million, respectively, were included in current unbilled services, and $212 million and $133 million, respectively, were included in non-current unbilled services in our Consolidated Balance Sheet.

Share Purchases and Redemptions

Open-Market Repurchases

     On December 19, 2003, the Accenture Stock Employee Compensation Trust was terminated and a wholly-owned subsidiary of Accenture Ltd that is not a subsidiary of Accenture SCA created the new Accenture Share Employee Compensation Trust (the “SECT”). Substantially all treasury shares purchased by the predecessor trust that had not been used to fund employee share awards were transferred to the SECT.

     In a series of open-market purchases during fiscal years 2004 and 2003, the SECT and its predecessor trust acquired 8,413,050 and 8,619,800 Accenture Ltd Class A common shares, respectively, at aggregate purchase prices of $201 million and $152 million, respectively, for use in conjunction with employee equity awards. At August 31, 2004, the SECT had $62 million of previously authorized contributions available for share purchases. Accenture SCA continues to fund share repurchases by the new SECT by redeeming Class 1 shares held by Accenture Ltd.

Share Management Plan and RSU Sell-Back Program Transactions

     We continue to redeem or purchase certain shares pursuant to our Share Management Plan. See “Certain Transactions and Relationships—Share Management Plan” in the Annual Report on Form 10-K of Accenture Ltd. The Board of Directors of Accenture Ltd previously granted authority to utilize $600 million for such acquisitions from partners, former partners and their permitted transferees and for acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units awarded in connection with our initial public offering. On November 14, 2003, the Board of Directors of Accenture Ltd authorized an additional $600 million for such share redemptions and purchases. Of these previously authorized amounts, $664 million was utilized in fiscal 2004, primarily pursuant to quarterly tender offers made to Accenture SCA Class I common shareholders by controlled subsidiaries of Accenture Ltd that redeemed or purchased an aggregate of 22,019,515 Accenture SCA Class I common shares and by related purchases of 850,885 Accenture Canada Holdings Inc. exchangeable shares.

     On September 29, 2003, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 57,394,595 shares newly issued by Accenture Ltd and 24,605,405 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $21.00 per share and the price net of the underwriters' discount of 2.85% was $20.40 per share. Accenture Ltd received $1,171 million as a result of the issuance of 57,394,595 shares newly issued by Accenture Ltd. On September 30, 2003, the underwriters, in connection with the underwritten public offering, exercised their over-allotment option to purchase an additional 12,300,000 newly issued Class A common shares at the same price per share. On October 1, 2003, Accenture Ltd received $251 million as a result of the issuance of the additional 12,300,000 newly issued shares. All of the proceeds from the newly issued shares were used by Accenture SCA and its subsidiaries, together with $43 million previously authorized for repurchases under the Accenture Share Management Plan, to redeem or purchase a total of 71,816,561 Accenture SCA shares and Accenture Canada Holdings, Inc. exchangeable shares from partners pursuant to a tender offer for a total cash outlay of $1,465 million.

     On May 4, 2004, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 35,761,232 shares newly issued by Accenture Ltd and 14,238,768 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $23.50 per share and the price net of the underwriters’ discount of 2.8% was $22.84. Accenture Ltd received $817 million as the result of the issuance of 35,761,232 shares newly issued by Accenture Ltd. On May 4, 2004, the underwriters, in connection with the underwritten public offering, exercised their over-allotment option to purchase an additional 7,500,000 newly issued Class A common shares at the same price per share. On May 4, 2004, Accenture Ltd received $171 million as a result of the issuance of the additional 7,500,000 newly issued shares. All of the proceeds from the newly issued shares were used by Accenture SCA and its subsidiaries, together with $57 million, to redeem or purchase a total of 45,741,795 Accenture SCA shares and Accenture Canada Holdings, Inc. exchangeable shares from partners pursuant to a tender offer for a total cash outlay of $1,045 million.

     During fiscal years 2004 and 2003, Accenture purchased 1,002,761 and 1,294,123 Accenture Ltd Class A common shares, respectively, delivered pursuant to restricted share units for approximately $25 million and $22 million, respectively.

     At August 31, 2004, the amount available for future share redemptions and purchases by Accenture under the Share Management Plan and RSU Sell-Back Program was $224 million.

Other Redemptions and Purchases

     We continue to redeem or purchase certain Accenture SCA Class I common shares in isolated transactions conducted outside of our Share Management Plan in accordance with the redemption provisions applicable to the Accenture SCA Class I common shares pursuant to their terms or in purchase transactions on comparable terms. These transactions do not require further approval by the Board of Directors of Accenture Ltd, and funds used in these transactions do not reduce other specific authorizations made by the Board of Directors of Accenture Ltd for various share purchase or reduction activities. To date, these transactions have consisted primarily of redemptions or purchases of shares held by the beneficiaries and estates of deceased partners and former partners and, to a lesser extent, by charitable foundations. During fiscal 2004, $58 million was used for these purposes.

Subsequent Developments

     Effective as of October 15, 2004, Accenture’s Board of Directors authorized the repurchase, redemption and exchange from time to time of up to an additional $3 billion of Accenture shares through the Company’s public share repurchase program and related to its ongoing Share Management Plan transactions, through which it periodically redeems or acquires shares held by partners, former partners and their permitted transferees. These additional funds became available for use after October 15, 2004. The authorization requires that $1 billion of these funds be used in connection with the public share repurchase program. The timing and amount of the public share repurchases will be at the Company’s discretion and will be based on market conditions and other factors.

     The United States Congress recently passed, and the President has signed, legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. We do not believe this legislation applies to Accenture. However, we are not able to predict with certainty whether the U.S. Internal Revenue Service will challenge our interpretation of the legislation. Nor are we able to predict with certainty the impact of regulations or other interpretations that might be issued related to this legislation. It is possible that certain interpretations could materially increase our tax burden.

Obligations and Commitments

     As of August 31, 2004, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(in millions)
Long-term debt	$14	$12	$2	$0	$0
Operating leases	2,443	247	480	357	1,359
Training facility services agreement	63	29	34	0	0
Retirement obligations (1)	300	26	76	78	120
Other purchase commitments (2)	684	355	284	40	5

Total	$3,504	$669	$876	$475	$1,484

(1)	This represents projected payments under our Basic Retirement Benefit and Early Retirement Plans. Because both of these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.
(2)	Other purchase commitments include, among other things, information technology, software support and maintenance obligations as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.

Off-Balance Sheet Arrangements

     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2004, we were not aware of any obligations under such indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, please see Footnote 16 (Commitments and Contingencies) to our consolidated financial statements below under “Financial Statements and Supplementary Data.”

Newly Issued Accounting Standards

     In May 2004, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This statement applies to the sponsor of a single-employer defined benefit postretirement health care plan for which (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP No. 106-2 became effective for the Company on September 1, 2004 and is not expected to have a material effect on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

     We are exposed to foreign currency risk in the ordinary course of business. We hedge material cash fiow exposures when feasible using forward and/or option contracts. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward or option contracts of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties.

     We use sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our hedge portfolio. The foreign currency exchange risk is computed based on the market value of future cash fiows as affected by the changes in the rates attributable to the market risk being measured. The sensitivity analysis represents the hypothetical changes in value of the hedge position and does not refiect the offsetting gain or loss on the underlying exposure. As of August 31, 2004, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $17.9 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our financial instruments of $17.9 million. As of August 31, 2003, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our financial instruments of $6.0 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our financial instruments of $6.0 million.

Interest Rate Risk

     The interest rate risk associated with our borrowing and investing activities at August 31, 2004 is not material in relation to our consolidated financial position, results of operations or cash fiows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

Equity Price Risk

     The equity price risk associated with our marketable equity securities that are subject to market price volatility is not material in relation to our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included on page F-1, Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date as of the end of the period covered by this Annual Report on Form 10-K, the chief executive officer and the chief financial officer of Accenture Ltd have concluded that Accenture SCA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by Accenture SCA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

     There has been no significant change in Accenture SCA’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.

     As of September 1, 2004, we transitioned certain of our business and financial systems to new platforms. The implementation of these platforms as of September 1, 2004 represents a culmination of more than a year of preparation, testing and training. Implementation of the new systems necessarily involves changes to our procedures for control over financial reporting. Our CEO and CFO believe that throughout this implementation process we have maintained internal financial controls sufficient to ensure appropriate internal controls over financial reporting for fiscal 2004.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Accenture SCA has no board of directors or officers. Accenture Ltd, as the sole general partner of Accenture SCA, is vested by Accenture SCA’s articles of association with the management of Accenture SCA and controls Accenture SCA’s management and operations.

     Information responsive to this Item with respect to directors and executive officers of Accenture Ltd is set forth in Item 10 of the Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 5, 2004, and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     Information responsive to this Item is set forth in Item 11 of the Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 5, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of More than Five Percent

     As of October 29, 2004, the only person known by us to be a beneficial owner of more than five percent of Accenture SCA’s Class I or Class II common shares were as follows:

	Accenture Ltd Class I common shares		Accenture Ltd Class II common shares
	shares	% of shares	shares	% of shares
	beneficially	beneficially	beneficially	beneficially
Name and Address of Beneficial Owner	owned	owned	owned	owned
Accenture Ltd
Canon’s Court, 22 Victoria Street
Hamilton HM12, Bermuda (1)	528,299,067	59.4%	470,958,308	100%

     Accenture SCA’s issued share capital is composed only of Class I and Class II common shares. Accenture SCA does not intend to issue any additional Accenture SCA common shares to anyone other than Accenture Ltd.

     Additional information responsive to this Item is set forth in Item 12 of the Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 5, 2004, and is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS

     Information responsive to this Item is set forth in Item 13 of the Annual Report on Form 10-K of Accenture Ltd, the general partner of Accenture SCA, which was filed on November 5, 2004, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table describes fees for professional audit services rendered by KPMG LLP, Accenture Ltd’s principal accountant, for the audit of our annual financial statements for the years ended August 31, 2004 and August 31, 2003, and fees billed for other services rendered by KPMG LLP during those periods.

Type of Fee	2004	2003
	(in thousands)
Audit Fees (1)	$6,425	$4,715
Audit Related Fees (2)	2,742	2,299
Tax Fees (3)	652	752
All Other Fees (4)	130	618

Total	$9,949	$8,384

(1)	Audit Fees, including those for statutory audits, include the aggregate fees paid by Accenture during the fiscal year indicated for professional services rendered by KPMG LLP for the audit of Accenture Ltd’s and Accenture SCA’s annual financial statements and review of financial statements included in Accenture’s Forms 10-Q and Form 10-K.

(2)	Audit Related Fees include the aggregate fees paid by Accenture during the fiscal year indicated for assurance and related services by KPMG LLP that are reasonably related to the performance of the audit or review of Accenture Ltd’s and Accenture SCA’s financial statements and not included in Audit Fees, including review of registration statements and issuance of consents. Also included in Audit Related Fees are fees for internal control review, accounting advice and opinions related to various employee benefit plans.

(3)	Tax Fees include the aggregate fees paid by Accenture during the fiscal year indicated for professional services rendered by KPMG LLP for tax compliance, tax advice and tax planning.

(4)	All Other Fees include the aggregate fees paid by Accenture during the fiscal year indicated for products and services provided by KPMG LLP, other than the services reported above, including due diligence reviews.

Procedures For Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

     Pursuant to its charter, the Audit Committee of Accenture Ltd’s Board of Directors is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement or relationship between Accenture and its independent auditors. KPMG LLP’s engagement to conduct the audit of Accenture Ltd was approved by the Audit Committee on November 12, 2003. Additionally, each permissible non-audit engagement or relationship between Accenture and KPMG LLP entered into since May 2, 2003 has been reviewed and approved by the Audit Committee, as provided in its charter.

     We have been advised by KPMG LLP that substantially all of the work done in conjunction with its audit of Accenture SCA’s financial statements for the most recently completed fiscal year was performed by permanent full-time employees and partners of KPMG LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2004 and August 31, 2003 and for the three years ended August 31, 2004 — Included in Part II of this Form 10-K:

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Shareholders’ Equity and Comprehensive Income Statements

Consolidated Cash Flows Statements

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None

3.	Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA (incorporated by reference to Exhibit 10.2 to Accenture Ltd’s Quarterly Report on Form 10-Q for the period ended November 30, 2001 filed on January 14, 2002 (the “Accenture Ltd November 30, 2001
10-Q”)).

9.1	Form of Voting Agreement, dated as of April 18, 2001, among the Registrant and the covered persons party thereto (incorporated by reference to Exhibit 9.1 to the Registrant’s Registration Statement on Form S-1 filed on April 19, 2001 (the “Accenture Ltd April 19, 2001 Form S-1”)).

9.2	Form of Transfer Restriction Agreement dated as of October 1, 2002 among the Registrant and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to Accenture SCA Quarterly Report on Form 10-Q for the period ended November 30, 2002 filed on January 14, 2003).

10.1	Form of Partner Matters Agreement, dated as of April 18, 2001, among the Registrant and the partners party thereto (incorporated by reference to Exhibit 10.1 to the April 19, 2001 Form S-1).

10.2	Form of Non-Competition Agreement, dated as of April 18, 2001, among the Registrant and certain employees (incorporated by reference to Exhibit 10.2 to the April 19, 2001 Form S-1).

10.3	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “Accenture Ltd June 8, 2001 S-1/A”)).

10.4	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.4 to the Accenture Ltd June 8, 2001 S-1/A).

10.5A	Memorandum of Continuance of Accenture Ltd, dated February 21, 2001 (incorporated by reference to Exhibit 3.1 to Accenture Ltd’s Registration Statement on Form S-1/A filed on July 2, 2001 (the “Accenture Ltd July 2, 2001 Form S-1/A”)).

Exhibit
Number	Exhibit
10.5B	Form of Bye-laws of Accenture Ltd (incorporated by reference to Exhibit 3.2 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.6	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto (incorporated by reference to Exhibit 10.6 to the Accenture Ltd April 19, 2001 Form S-1).

10.7	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the Accenture Ltd April 19, 2001 Form S-1).

10.8	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the Accenture Ltd April 19, 2001 Form S-1).

10.9	Form of Support Agreement, dated as of May 23, 2001, between the Registrant and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.10	Form of Employment Agreement of Messrs. Cole, Coughlan, Frerichs, Friedman, Green, McGrath, Rohleder and Scrivner and Ms. Comerford (incorporated by reference to Exhibit 10.10 to the Accenture Ltd June 8, 2001 S-1/A).

10.11	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.3 to the Accenture Ltd November 30, 2001 10-Q).

10.12	Form of Employment Agreement of Masakatsu Mori (English translation) (incorporated by reference to Exhibit 10.5 to the Accenture Ltd November 30, 2001 10-Q).

10.13	Form of Employment Agreement of Diego Visconti (English translation) (incorporated by reference to Exhibit 10.6 to the Accenture Ltd November 30, 2001 10-Q).

10.14	Form of Employment Agreement of Messrs. Breene, Foster and Thomlinson (incorporated by reference to Exhibit 10.8 to the Accenture Ltd November 30, 2001 10-Q).

10.15	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.16	Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.17	Form of Letter Agreement, dated May 21, 2001, between Accenture Ltd and Stichting Naritaweg I (incorporated by reference to Exhibit 10.13 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.18	Form of Letter Agreement, dated May 21, 2001, between Accenture Ltd and Stichting Naritaweg II (incorporated by reference to Exhibit 10.14 to the Accenture Ltd July 2, 2001 Form S-1/A).

10.19	Form of Accenture Ltd Common Agreement (incorporated by reference to Exhibit 10.22 to Accenture Ltd’s Registration Statement on Form S-1 filed on April 26, 2002 (the “Accenture Ltd April 26, 2002 Form S-1/A”)).

10.20	Form of Accenture SCA Common Agreement (incorporated by reference to Exhibit 10.23 to the Accenture Ltd April 26, 2002 Form S-1/A).

21.1	Subsidiaries of Accenture SCA ((incorporated by reference to Exhibit 21.1 to Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2003 filed on November 18, 2003).).

Exhibit
Number	Exhibit
24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Incorporated portions of Accenture Ltd’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on November 4, 2004 by the undersigned, thereunto duly authorized.

ACCENTURE SCA, represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory
By:	/s/ DOUGLAS G. SCRIVNER
	Name:	Douglas G. Scrivner
	Title:	General Counsel and Secretary

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Green, Michael G. McGrath and Douglas G. Scrivner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the Registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the Registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the general partner of the Registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 4, 2004 by the following persons on behalf of Accenture Ltd, the general partner of the Registrant and in the capacities indicated.

Signature	Title

/s/ JOE W. FOREHAND	Chairman of the Board

Joe W. Forehand

/s/ WILLIAM D. GREEN	Chief Executive Officer and Director
(principal executive officer)
William D. Green

Signature	Title
/s/ STEVEN A. BALLMER	Director

Steven A. Ballmer

/s/ DINA DUBLON	Director

Dina Dublon

/s/ JOEL P. FRIEDMAN	Director

Joel P. Friedman

/s/ DENNIS F. HIGHTOWER	Director

Dennis F. Hightower

/s/ WILLIAM L. KIMSEY	Director

William L. Kimsey

/s/ ROBERT I. LIPP	Director

Robert I. Lipp

/s/ BLYTHE J. MCGARVIE	Director

Blythe J. McGarvie

/s/ SIR MARK MOODY-STUART	Director

Sir Mark Moody-Stuart

/s/ MASAKATSU MORI	Director

Masakatsu Mori

/s/ CARLOS VIDAL	Director

Carlos Vidal

/s/ WULF VON SCHIMMELMANN	Director

Wulf von Schimmelmann

/s/ MICHAEL G. MCGRATH	Chief Financial Officer
(principal financial officer)
Michael G. McGrath

/s/ ANTHONY G. COUGHLAN	Principal Accounting Officer and Controller
(principal accounting officer)
Anthony G. Coughlan

ACCENTURE SCA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners and Shareholders
Accenture SCA:

     We have audited the accompanying consolidated balance sheets of Accenture SCA and its subsidiaries as of August 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended August 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture SCA and its subsidiaries as of August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

/S/ KPMG LLP
Chicago, Illinois
October 13, 2004

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

August 31, 2004 and 2003
(In thousands of U.S. dollars, except share amounts)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,552,958	$2,332,161
Restricted cash	—	83,280
Short-term investments	285,288	—
Receivables from clients, net	1,662,211	1,416,153
Unbilled services	1,014,870	828,515
Deferred income taxes, net	105,636	147,040
Other current assets	475,426	230,062

Total current assets	6,096,389	5,037,211

NON-CURRENT ASSETS:
Unbilled services	211,705	132,522
Investments	340,121	33,330
Property and equipment, net	643,946	650,455
Goodwill	214,482	188,659
Deferred income taxes, net	309,045	326,286
Other non-current assets	171,991	90,777

Total non-current assets	1,891,290	1,422,029

TOTAL ASSETS	$7,987,679	$6,459,240

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$20,103	$43,500
Current portion of long-term debt	11,612	2,662
Accounts payable	523,931	573,201
Deferred revenues	980,461	676,841
Accrued payroll and related benefits	1,508,126	974,319
Income taxes payable	795,948	671,026
Deferred income taxes, net	42,744	22,390
Other accrued liabilities	530,059	344,384

Total current liabilities	4,412,984	3,308,323

NON-CURRENT LIABILITIES:
Long-term debt	2,161	13,955
Retirement obligation	532,307	575,973
Deferred income taxes, net	18,769	3,572
Other non-current liabilities	608,689	801,781

Total non-current liabilities	1,161,926	1,395,281

MINORITY INTEREST	37,679	34,817
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 19,782,549,738 shares authorized, 753,843,192 issued as of August 31, 2004 and 2003	845,307	845,307
Class I-A common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-B common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-C common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-D common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-E common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-F common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-G common shares, par value 1.25 euros per share, 20,000,000 shares authorized, issued and outstanding	21,739	21,739
Class I-H common shares, par value 1.25 euros per share, 25,000,000 shares authorized, issued and outstanding	27,174	27,174
Class I-I common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-J common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-K common shares, par value 1.25 euros per share, 16,050,000 shares authorized, issued and outstanding	18,074	18,074
Class I-L common shares, par value 1.25 euros per share, 5,025,720 shares authorized, issued and outstanding	5,540	5,540
Class I-M common shares, par value 1.25 euros per share, 68,626,707 shares authorized, issued and outstanding	78,398	78,398
Class I-N common shares, par value 1.25 euros per share, 12,747,835 shares authorized, issued and outstanding	18,301	—
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 470,958,308 shares issued and outstanding	529,281	529,281
Restricted share units (related to Accenture Ltd Class A common shares), 28,278,704 and 43,901,292 units issued and outstanding as of August 31, 2004 and 2003, respectively,	475,240	669,860
Deferred compensation	(150,777)	(112,251)
Additional paid-in capital	2,976,655	2,702,248
Treasury shares, at cost, 83,869,278 and 45,256,961 Class I common shares at August 31, 2004 and 2003, respectively	(1,898,744)	(846,959)
Investment in Accenture Ltd shares, at cost, 1,421,944 and 5,229,487 shares at August 31, 2004 and 2003, respectively	(35,697)	(88,198)
Accenture Ltd Class A shares owned by Accenture Ltd Stock Employee Compensation Trust, at cost, 0 and 18,081,800 shares at August 31, 2004 and 2003, respectively	—	(308,878)
Retained deficit	(497,729)	(1,708,371)
Accumulated other comprehensive loss	(113,760)	(188,233)

Total shareholders’ equity	2,375,090	1,720,819

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,987,679	$6,459,240

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2004, 2003 and 2002
(In thousands of U.S. dollars)

	2004	2003	2002
REVENUES:
Revenues before reimbursements	$13,673,563	$11,817,999	$11,574,269
Reimbursements	1,440,019	1,579,241	1,530,755

Revenues	15,113,582	13,397,240	13,105,024
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	9,057,246	7,508,059	6,896,975
Reimbursable expenses	1,440,019	1,579,241	1,530,755

Cost of services	10,497,265	9,087,300	8,427,730
Sales and marketing	1,488,333	1,458,484	1,565,616
General and administrative costs	1,340,467	1,319,567	1,615,703
Restructuring and reorganization costs (benefits)	28,891	(19,346)	110,524

Total operating expenses	13,354,956	11,846,005	11,719,573

OPERATING INCOME	1,758,626	1,551,235	1,385,451
Gain (loss) on investments, net	3,397	10,123	(321,127)
Interest income	59,939	41,130	46,185
Interest expense	(22,044)	(21,016)	(48,864)
Other income	160	31,754	14,993
Equity in losses of affiliates	(1,508)	(409)	(9,080)

INCOME BEFORE INCOME TAXES	1,798,570	1,612,817	1,067,558
Provision for income taxes	575,543	566,099	491,071

INCOME BEFORE MINORITY INTEREST	1,223,027	1,046,718	576,487
Minority interest	(10,108)	(6,832)	2,723

NET INCOME	$1,212,919	$1,039,886	$579,210

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2004, 2003 and 2002
(U.S. dollars and in thousands share amounts in thousands)

	Class I		Class II		Restricted Share Units
	Common Shares		Common Shares		Common Shares
		No.		No.		No.
	$	Shares	$	Shares	$	Shares
Balance at August 31, 2001	$986,965	883,634	$529,281	470,958	$1,012,869	69,826
Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments
Foreign currency translation adjustments
Minimum pension liability adjustment
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on stock-based compensation plans.
Issuance and repurchase of Class I common shares – Class I- M	67,668	58,489
Stock-based compensation expense
Redemption of partners’ SCA Class I common shares
Issuance of options
Purchase of Accenture Ltd Class A common shares
Issuance of Class I common shares:
Employee share purchase plan – Class L	5,540	5,025
Restricted share units – Class I – M	10,730	9,395			(67,558)	(6,532)
For acquisitions – Class I	1,417	1,259
Transaction fees
Minority interest		744

Balance at August 31, 2002	1,072,320	958,546	529,281	470,958	945,311	63,294
Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments
Foreign currency translation adjustments
Minimum pension liability adjustment
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on:
Stock-based compensation plans
Contract termination
Transfer of shares from SECT to Accenture Ltd.
Purchase of Accenture Ltd Class A common shares
Stock-based compensation expense
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares
Issuance of Class I common shares:
Employee share purchase plan
Employee stock options
Restricted share units					(275,451)	(19,393)
Transaction fees
Stock option expense
Contract termination
Minority interest

Balance at August 31, 2003	$1,072,320	958,546	$529,281	470,958	$669,860	43,901

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Treasury		Investment in
		Additional	Shares		Accenture Ltd.
	Deferred	Paid-in		No.		No.
	Compensation	Capital	$	Shares	$	Shares
Balance at August 31, 2001	$(19,026)	$1,661,261	$—	—	$—	—
Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments
Foreign currency translation adjustments
Minimum pension liability adjustment
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on stock-based compensation plans.		17,651
Issuance and repurchase of Class I common shares – Class I- M		1,067,001	(1,058,811)	(54,578)
Stock-based compensation expense	55,081	(354)			2	(1)
Redemption of partners’ SCA Class I common shares			(12,191)	(547)
Issuance of options		(1,600)	4,592	237	987	38
Purchase of Accenture Ltd Class A common shares					(327,417)	(14,968)
Issuance of Class I common shares:
Employee share purchase plan – Class L		47,068			(10,581)	165
Restricted share units – Class I – M	(98,092)	117,928	13,510	611	21,523	1,039
For acquisitions – Class I		29,933
Transaction fees		1,780
Minority interest		5,790

Balance at August 31, 2002	(62,037)	2,946,458	(1,052,900)	(54,277)	(315,486)	(13,727)
Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments
Foreign currency translation adjustments
Minimum pension liability adjustment
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on:
Stock-based compensation plans		34,081
Contract termination
Transfer of shares from SECT to Accenture Ltd.					(63,995)	(3,100)
Purchase of Accenture Ltd Class A common shares		(53,389)			(79,944)	(4,789)
Stock-based compensation expense	48,970	2,645
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares		(1,536)	(273,782)	(15,873)
Issuance of Class I common shares:
Employee share purchase plan		(99,478)	174,229	8,981	82,493	3,877
Employee stock options		(26,053)	87,104	4,654	24,312	1,165
Restricted share units	(99,184)	(108,177)	218,390	11,258	264,422	11,345
Transaction fees		13,477
Stock option expense		954
Contract termination
Minority interest		(6,734)

Balance at August 31, 2003	$(112,251)	$2,702,248	$(846,959)	(45,257)	$(88,198)	(5,229)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Investment in			Accumulated
	Accenture Ltd – SECT		Retained	Other
		No.	Earnings	Comprehensive
	$	Shares	(Deficit)	Income (Loss)	Total
Balance at August 31, 2001	$–	–	$(3,377,729)	$(108,634)	$684,987
Comprehensive income
Net income			579,210		579,210
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments				4,469	4,469
Foreign currency translation adjustments				36,298	36,298
Minimum pension liability adjustment				(12,565)	(12,565)

Other comprehensive income (loss)				28,202

Comprehensive income					607,412
Income tax benefit on stock-based compensation plans.					17,651
Issuance and repurchase of Class I common shares – Class I- M					75,858
Stock-based compensation expense					54,729
Redemption of partners’ SCA Class I common shares					(12,191)
Issuance of options					3,979
Purchase of Accenture Ltd Class A common shares	(221,110)	(12,562)			(548,527)
Issuance of Class I common shares:
Employee share purchase plan – Class L					42,027
Restricted share units – Class I – M					(1,959)
For acquisitions – Class I					31,350
Transaction fees					1,780
Minority interest					5,790

Balance at August 31, 2002	(221,110)	(12,562)	(2,798,519)	(80,432)	962,886
Comprehensive income
Net income			1,039,886		1,039,886
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments				3,161	3,161
Foreign currency translation adjustments				(3,419)	(3,419)
Minimum pension liability adjustment				(107,543)	(107,543)

Other comprehensive income (loss)				(107,801)

Comprehensive income					932,085
Income tax benefit on:
Stock-based compensation plans					34,081
Contract termination			48,555		48,555
Transfer of shares from SECT to Accenture Ltd.	63,995	3,100			–
Purchase of Accenture Ltd Class A common shares	(151,763)	(8,620)			(285,096)
Stock-based compensation expense					51,615
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares					(275,318)
Issuance of Class I common shares:
Employee share purchase plan					157,244
Employee stock options					85,363
Restricted share units					–
Transaction fees					13,477
Stock option expense					954
Contract termination			1,707		1,707
Minority interest					(6,734)

Balance at August 31, 2003	$(308,878)	(18,082)	$(1,708,371)	$(188,233)	$1,720,819

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS — (Continued)

For the Years Ended August 31, 2004, 2003 and 2002
(In thousands of U.S. dollars and in thousands of share amounts)

	Class I		Class II		Restricted Share Units
	Common Shares		Common Shares		Common Shares
		No.		No.		No.
	$	Shares	$	Shares	$	Shares
Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments
Foreign currency translation adjustments
Minimum pension liability adjustment
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on:
Stock-based compensation plans
Contract termination
Purchase of Accenture Ltd common shares
Transfer of shares from SECT
Stock-based compensation expense
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares
Issuance of Class A common shares:
Employee share purchase plan
Employee stock options
Restricted share units					(194,620)	(15,622)
In September 2003 secondary offering	18,301	12,748
In May 2004 secondary offering
Transactions fees
Minority interest

Balance at August 31, 2004	$1,090,621	971,294	$529,281	470,958	$475,240	28,279

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Treasury		Investment in
		Additional	Shares		Accenture Ltd.
	Deferred	Paid-in		No.		No.
	Compensation	Capital	$	Shares	$	Shares
Comprehensive income
Net income
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments
Foreign currency translation adjustments
Minimum pension liability adjustment
Other comprehensive income (loss)
Comprehensive income
Income tax benefit on:
Stock-based compensation plans		30,235
Contract termination
Purchase of Accenture Ltd common shares		(79,491)			(89,236)	(3,511)
Transfer of shares from SECT		8,324	(92,119)	(3,707)	(304,048)	(17,879)
Stock-based compensation expense	59,434	1,052
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares		(44,828)	(3,181,473)	(146,391)
Issuance of Class A common shares:
Employee share purchase plan		(15,668)	63,407	3,287	86,951	4,394
Employee stock options		(63,332)	164,861	8,467	69,688	3,252
Restricted share units	(97,960)	(73,449)	360,284	16,824	5,745	251
In September 2003 secondary offering		369,582	750,591	39,647	283,401	17,300
In May 2004 secondary offering		105,509	882,664	43,261
Transactions fees		25,519
Minority interest		10,954

Balance at August 31, 2004	$(150,777)	$2,976,655	$(1,898,744)	(83,869)	$(35,697)	(1,422)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Investment in Accenture			Accumulated
	Ltd-SECT			Other
		No.	Retained Earnings	Comprehensive
	$	Shares	(Deficit)	Income (Loss)	Total
Comprehensive income
Net income			1,212,919		1,212,919
Other comprehensive income (loss):
Unrealized gains on marketable securities, net of reclassification adjustments				1,585	1,585
Foreign currency translation adjustments				44,312	44,312
Minimum pension liability adjustment			(4,350)	28,576	24,226

Other comprehensive income (loss)				74,473

Comprehensive income					1,283,042
Income tax benefit on:
Stock-based compensation plans					30,235
Contract termination			2,073		2,073
Purchase of Accenture Ltd common shares	(78,965)	(3,500)			(247,692)
Transfer of shares from SECT	387,843	21,582			–
Stock-based compensation expense					60,486
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares					(3,226,301)
Issuance of Class A common shares:
Employee share purchase plan					134,690
Employee stock options					171,217
Restricted share units					–
In September 2003 secondary offering					1,421,875
In May 2004 secondary offering					988,173
Transactions fees					25,519
Minority interest					10,954

Balance at August 31, 2004	–	–	$(497,729)	$(113,760)	$2,375,090

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2004, 2003 and 2002
(In thousands of U.S. dollars)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,212,919	$1,039,886	$579,210
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	257,080	237,205	285,361
Reorganization benefits	(78,365)	(19,346)	—
(Gains) losses on investments, net	(3,397)	(10,123)	321,127
Losses on disposal of property and equipment, net	8,596	2,826	20,679
Stock-based compensation expense	60,486	51,615	54,729
Deferred income taxes, net	92,864	53,781	(138,740)
Minority interest	10,108	6,832	(2,723)
Other items, net	(121)	1,711	6,229
Change in assets and liabilities —
(Increase) decrease in receivables from clients, net	(182,998)	23,444	207,240
(Increase) decrease in other current assets	(208,802)	79,381	(31,133)
Increase in unbilled services, current and non-current	(222,428)	(26,603)	(78,948)
Increase in other non-current assets	(84,703)	(26,402)	(8,544)
(Decrease) increase in accounts payable	(65,486)	106,704	34,419
Increase (decrease) in deferred revenues	275,371	88,365	(246,807)
Increase (decrease) in accrued payroll and related benefits	498,293	(203,187)	(1,887)
Increase (decrease) in income taxes payable	143,229	250,599	(55,468)
Increase (decrease) in other accrued liabilities	162,675	(127,444)	175,352
(Decrease) increase in other non-current liabilities	(119,372)	15,101	(29,786)

Net cash provided by operating activities	1,755,949	1,544,345	1,090,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investments	421,003	103,790	16,233
Proceeds from sales of property and equipment	11,026	18,768	68,309
Purchases of businesses and investments, net of cash acquired	(31,662)	(19,833)	(69,743)
Purchases of available-for-sale investments	(1,014,998)	—	—
Purchases of property and equipment	(281,986)	(211,565)	(262,831)

Net cash used in investing activities	(896,617)	(108,840)	(248,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distribution of partners’ pre-incorporation income	—	—	(765,631)
Payment of retirement benefits to former pre-incorporation partners	(30,606)	(44,714)	(28,708)
Contract termination payment	—	(147,569)	—
Proceeds from issuance of Accenture Ltd Class A common shares	2,741,474	256,084	123,644
Purchases of Accenture SCA Class I common shares	(3,459,934)	(560,414)	(560,718)
Proceeds from issuance of long-term debt	799	2,006	8,476
Repayments of long-term debt	(4,058)	(5,953)	(2,017)
Proceeds from issuance of short-term bank borrowings	96,851	116,978	364,552
Repayments of short-term bank borrowings	(115,491)	(135,449)	(501,836)
Decrease (increase) in restricted cash of Accenture Share Employee Compensation Trust	83,280	(3,835)	(79,445)

Net cash used in financing activities	(687,685)	(522,866)	(1,441,683)
Effect of exchange rate changes on cash and cash equivalents	49,150	102,546	36,298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	220,797	1,015,185	(563,107)
CASH AND CASH EQUIVALENTS, beginning of period	2,332,161	1,316,976	1,880,083

CASH AND CASH EQUIVALENTS, end of period	$2,552,958	$2,332,161	$1,316,976

Supplemental cash flow information
Interest paid	$21,970	$20,117	$32,876
Income taxes paid	$387,450	$255,219	$716,578

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

     Accenture is one of the world’s leading management consulting, technology services and outsourcing organizations. We had $13,673,563 of revenues before reimbursements in fiscal 2004. As of August 31, 2004, we had more than 100,000 employees based in over 110 offices in 48 countries delivering to our clients a wide range of management consulting, technology and outsourcing services and solutions. We operate globally with one common brand and business model designed to enable us to serve our clients on a consistent basis around the world. We work with clients of all sizes and have extensive relationships with the world’s leading companies and governments.

Principles of Consolidation

     The consolidated financial statements include the accounts of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (together “Accenture,” “the Company,” “we,” “our,” or “us”). In May 2001, the Accenture Worldwide Organization completed a transition to a corporate structure with Accenture Ltd becoming the holding company of Accenture SCA.

     Accenture Ltd’s only business is to hold Class I and Class II common shares in, and to act as the sole general partner of, its subsidiary, Accenture SCA. Accenture operates its business through Accenture SCA and subsidiaries of Accenture SCA. Accenture Ltd controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its financial statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

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

Revenue Recognition

     Revenues from contracts for technology integration consulting services where we design/re-design, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

applicable to various elements of a contract can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the consolidated financial statements in the period in which they are first identified. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable.

     Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” as amended by SAB 104, “Revenue Recognition.” We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

     Outsourcing contracts typically span several years and involve complex delivery, often through multiple workforces in different countries. In a number of these arrangements, we hire client employees and become responsible for certain client obligations. Revenues are recognized on outsourcing contracts as amounts become billable in accordance with contract terms, unless the amounts are billed in advance of performance of services in which case revenues are recognized when the services are performed and amounts are earned in accordance with SAB 101, as amended by SAB 104. Revenues from time and materials or cost-plus contracts are recognized as the services are performed. In such contracts, our effort, measured by time incurred,

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

represents the contractual milestones or output measure, which is the contractual earnings pattern. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from fixed price contracts are recognized on a straight-line basis unless we can determine revenues are earned and obligations are fulfilled in a different pattern. Outsourcing contracts can also include incentive payments for benefits delivered to clients. Revenues relating to such incentive payments are recorded when the contingency is satisfied and we conclude the amounts are earned.

     In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“Issue 00-21”). In May 2003, the EITF issued additional interpretive guidance regarding the application of Issue 00-21. Issue 00-21, which provides guidance on how and when to recognize revenues on arrangements requiring delivery of more than one product or service, is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Effective September 1, 2003, Accenture adopted Issue 00-21 on a prospective basis.

     Revenues related to new revenue arrangements with multiple elements signed after August 31, 2003 are allocated to each element based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. Revenues allocated to separate elements are recognized for each separate element in accordance with Accenture’s accounting policy for revenues described above. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent. The adoption of Issue 00-21 reduced revenues by approximately $44,000 and reduced operating income by approximately $41,000 in fiscal 2004.

     For contracts signed on or before August 31, 2003, revenues for contracts with multiple elements are allocated based on the fair value of the elements. Fair value is determined based on the prices charged when each element is sold separately. Revenues

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.

     Losses on contracts are recognized during the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract. Losses recognized during each of the three years ended August 31, 2004 were insignificant.

     Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met. Revenues before reimbursements include the margin earned on computer hardware and software as well as revenue from alliance agreements. Reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, such as the cost of hardware and software resales, are included in Revenues, and an equivalent amount of reimbursable expenses are included in Cost of services.

Operating Expenses

     Subcontractor costs are included in Cost of services when they are incurred. Training costs were $401,266, $390,803 and $433,566 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Research and development and advertising costs are expensed as incurred. Research and development costs were $271,943, $250,374 and $234,558 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Advertising costs were $61,932, $69,544 and $74,722 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Provision for doubtful accounts was ($641), ($20,243) and $80,100 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The related Allowance for doubtful accounts was $40,687 and $37,663 at August 31, 2004 and 2003, respectively.

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

     Foreign currency transaction gains/(losses) are included in Other income (expense) and totaled $1,033, $32,025 and $9,832 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents consist of all cash balances and liquid investment with original maturities of three months or less, including time deposits and certificates of deposit of $893,248 and $521,056 at August 31, 2004 and 2003, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings. Restricted cash at August 31, 2003 represented cash available for the public market share repurchase program, which is currently conducted through the Accenture Share Employee Compensation Trust (“SECT”).

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Client Receivables and Allowance for Doubtful Accounts

     Accenture carries its client receivables at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its receivables and establishes the allowance for doubtful accounts based on historical experience and other currently available information.

Investments

     All liquid investments with a maturity greater than 90 days, but less than one year, are considered to be short-term investments. Investments with a maturity greater than one year are considered to be long-term investments. Marketable short- and long-term investments are classified and accounted for as available-for-sale. Available-for-sale investments are reported at fair value with unrealized gains and losses recorded as a separate component of Accumulated other comprehensive income (loss) in shareholders’ equity until realized. Interest and amortization of premiums and discounts for debt securities are included in interest income. Realized gains and losses on securities are determined based on the FIFO method and are included in Gain (loss) on investments, net. The Company does not hold these investments for speculative or trading purposes.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Foreign Exchange Instruments

     In the normal course of business, Accenture uses derivative financial instruments to manage foreign currency exchange rate risk. We hedge material cash flow exposures when feasible using forward and/or option contracts. These instruments are generally short-term in nature, with maturities of less than one year, and are subject to fluctuations in foreign exchange rates and credit risk. From time to time, we enter into forward or option contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Substantially all of Accenture’s financial instruments are recorded at estimated fair value or amounts that approximate fair value.

     Accenture does not have any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The changes in fair market value of all derivatives are recognized in the Consolidated Income Statements and included in Other income (expense).

Short-term Financial Assets and Liabilities

     Cash and cash equivalents, Restricted cash, Receivables from clients, net, Unbilled services, Short-term bank borrowings, Accounts payable, and Other accrued liabilities are short-term in nature and, accordingly, their carrying values approximate fair value.

Property and Equipment

     Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

computed on a straight-line basis over the following estimated useful lives:

Buildings	20 to 33 years
Leasehold improvements	Term of lease, 15 years maximum
Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years

Long-Lived Assets

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed by a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.

Employee Stock-Based Compensation Awards

     Accenture follows the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options and share purchase rights. Accordingly, no compensation expense is recognized for share purchase rights granted under the Company’s employee stock option and employee share purchase plans. Had compensation cost for the Company’s employee stock option and employee share purchase plans been determined based on fair value at the grant date consistent with SFAS No. 123, “Accounting for Stock-

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Based Compensation,’’ the Company’s net income would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net income as reported	$1,212,919	$1,039,886	$579,210
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	55,205	46,464	49,609
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plans, net of tax and minority interest	(150,594)	(173,131)	(294,913)

Pro forma net income	$1,117,530	$913,219	$333,906

     The fair value of each option grant and employee share purchase right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004		2003		2002
		Non-		Non-		Non-
Stock Options	Partners	partners	Partners	partners	Partners	partners
Expected life (in years)	6	5	6	5	6	5
Risk-free interest rate	3.58%	3.29%	3.33%	2.89%	4.59%	3.35%
Expected volatility	44%	44%	50%	50%	50%	50%
Expected dividend yield	0%	0%	0%	0%	0%	0%

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Employee Share Purchase Plan	2004	2003	2002
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	1.10%	1.50%	2.50%
Expected volatility	45%	50%	50%
Expected dividend yield	0%	0%	0%

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that Accenture may undertake in the future, actual results may be different from the estimates.

Reclassifications

     Certain amounts reported in previous years have been reclassified to conform to the fiscal 2004 presentation.

Concentrations of Credit Risk

     Accenture’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, foreign exchange derivatives and client receivables. Accenture places its cash and cash equivalents and foreign exchange derivatives with highly-rated financial institutions, limits the amount of credit exposure with any one financial

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

institution and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.

Newly Issued Accounting Standards

     In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 applies to the sponsor of a single-employer defined benefit postretirement health care plan for which: (a) the employer has concluded that prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003; and (b) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. FSP 106-2 became effective for the Company on September 1, 2004 and is not expected to have a material effect on the Company.

2. RESTRUCTURING AND REORGANIZATION COSTS (BENEFITS)

     In the fourth quarter of fiscal 2002, Accenture recognized restructuring costs of $110,524 related to a global consolidation of office space, consisting of $67,112 to consolidate various locations and $43,412 to abandon the related fixed assets. At August 31, 2002, the related liability for restructuring costs was $67,112. This liability was reduced by payments made in fiscal 2004 and fiscal 2003 of $20,394 and $33,158, respectively. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. The remaining liability at August 31, 2004 was $24,005, of which $8,631 was classified as Other accrued liabilities and $15,374 as Other non-current liabilities, representing the net present value of the estimated remaining obligations related to existing operating leases.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     In the second quarter of fiscal 2004, Accenture recognized restructuring costs of $107,256, primarily in the United States and the United Kingdom, consisting of $89,331 to consolidate various locations and $17,925 to abandon the related fixed assets. Payments totaling $10,463 were made in fiscal 2004. The liability was also affected by immaterial changes in lease estimates, imputed interest and foreign currency translation. The remaining liability at August 31, 2004 was $78,756, of which $11,399 was classified as Other accrued liabilities and $67,357 as Other non-current liabilities, representing the net present value of the estimated remaining obligations related to existing operating leases.

     In fiscal 2004 and fiscal 2003, Accenture recorded a net benefit of $78,365 and $19,346, respectively, primarily resulting from final determinations of certain reorganization liabilities established in connection with Accenture’s transition to a corporate structure in 2001. The remaining liability at August 31, 2004 was $454,042, of which $131,832 was classified as Other accrued liabilities and $322,210 as Other non-current liabilities. The carrying amount of the reorganization liabilities was $510,149 at August 31, 2003. The remaining change in the reorganization liabilities in fiscal 2004 was due to foreign currency translation.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of Accumulated other comprehensive income (loss) at August 31, are as follows:

	2004	2003
Foreign currency translation adjustments	$(22,752)	$(67,064)

Unrealized gains (losses) on securities:
Net unrealized holding gains arising during the year	354	1,067
Reclassification adjustments for realized losses included in net income	1,231	2,094

Net unrealized gains	1,585	3,161

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Unrealized losses on securities, beginning of year	(1,061)	(4,222)

Net unrealized gains/(losses), end of year	524	(1,061)
Minimum pension liability adjustments, net of tax	(91,532)	(120,108)

Accumulated other comprehensive loss	$(113,760)	$(188,233)

4. PROPERTY AND EQUIPMENT

     Property and equipment, net at August 31, was composed of the following:

	2004	2003
Buildings and land	$3,206	$3,058
Leasehold improvements	437,780	429,144
Computers, related equipment and software	1,144,252	1,060,782
Furniture and fixtures	278,208	266,617
Total accumulated depreciation	(1,219,500)	(1,109,146)

Property and equipment, net	$643,946	$650,455

5. BUSINESS COMBINATIONS AND GOODWILL

     On February 28, 2002, Accenture increased its ownership interest in Accenture HR Services, a human resource outsourcing business, from approximately 50 percent to 100 percent. The original purchase price for the additional interest, including assumed

\

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

liabilities, was $115,000 primarily consisting of a $70,000 cash payment and $35,000 to be paid over a five-year period. The contract also includes an earn-out provision, which may require Accenture to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS No. 141, “Business Combinations,” resulted in an allocation of $115,003 to non-tax-deductible goodwill and $10,250 to finite-lived intangibles. The pro forma effects on operations are not material. In fiscal 2004, Accenture made payments and accrued for payments due, but not yet remitted, of $13,018. The remaining potential liability at August 31, 2004 was $174,482.

     On December 31, 2001, Accenture increased its ownership interest in Avanade, Inc. from approximately 50 percent to 78 percent. The original purchase price for the additional interest was $81,350, of which $31,350 represented 1,259,272 Accenture Ltd Class A common shares and $50,000 represented Accenture’s interest in Avanade, Inc. shares repurchased by Avanade, Inc. The allocation of the purchase price to acquired assets and liabilities, determined in accordance with SFAS No. 141, resulted in an allocation of $52,600 to non-tax-deductible goodwill and $3,976 to finite-lived intangibles. The pro forma effects on operations are not material.

     All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which does not permit amortization of goodwill. On September 1, 2002, the Company adopted the impairment provisions and disclosure requirements of SFAS No. 142. The Company performed impairment tests of goodwill as of May 31, 2004 and 2003 and determined that goodwill was not impaired. A summary of the changes in the carrying amount of goodwill by reportable segment is as follows:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

	Comm.
	& High	Financial
	Tech	Services	Government	Products	Resources	Total
Beginning balance at August 31, 2002	$55,083	$36,544	$19,017	$32,686	$24,273	$167,603
Additions / Adjustments	1,030	2,122	1,537	3,956	1,877	10,522
Foreign currency translation adjustments	4,152	1,843	965	2,082	1,492	10,534

Ending balance at August 31, 2003	60,265	40,509	21,519	38,724	27,642	188,659
Additions / Adjustments	3,865	312	232	4,369	273	9,051
Foreign currency translation adjustments	6,819	2,847	1,491	3,309	2,306	16,772

Ending balance at August 31, 2004	$70,949	$43,668	$23,242	$46,402	$30,221	$214,482

6. INVESTMENTS AND FINANCIAL INSTRUMENTS

     Available-for-sale investments held at August 31, 2004 are as follows:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$103,950	$1,036	$(163)	$104,823
Asset-backed securities	149,272	104	(379)	148,997
Corporate debt securities	355,593	500	(380)	355,713
Foreign government securities	3,098	25	(8)	3,115

Total available-for-sale debt securities	611,913	1,665	(930)	612,648
Total available-for-sale equity securities	11,944	49	(249)	11,744

Total available-for-sale securities	623,857	1,714	(1,179)	624,392
Other	1,028	—	(11)	1,017

Total investments	$624,885	$1,714	$(1,190)	$625,409

     At August 31, 2003, the amortized cost, unrealized gains, unrealized losses and estimated fair value of available-for-sale investments were $32,221, $18, $1,079 and $31,160, respectively.

     The amortized cost and estimated fair value of available-for-sale investments in debt securities at August 31, 2004, by contractual maturity, were as follows:

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

	Amortized	Estimated Fair
	Cost	Value
Due in 1 year or less	$285,287	$285,288
Due in 1-2 years	185,918	185,693
Due in 2-3 years	32,877	33,037
Due in 3-4 years	33,175	33,561
Due in 4-5 years	51,142	51,669
Due after 5 years	23,514	23,400

Total investments in available-for-sale debt securities	$611,913	$612,648

     In fiscal 2004, proceeds from the sale of available-for-sale investments were $421,003, with $9,357 and $8,382 in gross realized gains and gross realized losses, respectively.

Equity Method Investments

     As a result of a negative basis difference arising from the formation of a joint venture accounted for at carryover basis, the underlying equity in net assets of the joint venture exceeded Accenture’s carrying value by approximately $5,552 and $32,568 at August 31, 2004 and 2003, respectively. The negative basis difference is being amortized over three years on a straight-line basis. Amortization of the negative basis difference of $27,016, $62,327 and $66,211 was reflected in the accompanying Consolidated Income Statements in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Other-Than-Temporary Writedowns

     In fiscal 2002, Accenture recorded other-than-temporary impairment writedowns of $325,335, of which $36,288 was reclassified from Other comprehensive income (loss) to Gain (loss) on investments, net and $289,047 was charged directly to Gain (loss) on investments, net.

     Of the $325,335 of other-than-temporary impairment writedowns, $211,900 related to the loss Accenture expected to incur on the sale of substantially all of the minority ownership interests contained in the Company’s venture and investment portfolio. The Company completed this transaction in fiscal 2003 and retained an immaterial ownership interest in the venture and investment portfolio.

Foreign Exchange Instruments

     Market quoted exchange rates are used to determine the fair value of foreign exchange instruments. The notional values and fair values of such instruments at August 31 are as follows:

	2004		2003
	Notional	Fair	Notional	Fair
	Value	Value	Value	Value
Foreign currency forward exchange contracts:
To sell	$137,230	$1,381	$210,973	$(245)
To buy	313,887	904	152,035	(703)

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

7. BORROWINGS AND INDEBTEDNESS

Lines of Credit

     We have a five-year $1,500,000 syndicated loan facility, providing unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit on behalf of Accenture affiliates. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain limitations) and (b) other liens securing aggregate amounts not in excess of 30% of our total assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2004, we had no borrowings under the facility and $66,152 in letters of credit outstanding. The facility is subject to annual commitment fees.

     We also maintain four separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. As of August 31, 2004, these facilities provided for up to $251,335 of local currency financing in countries where we cannot readily access our syndicated facilities. At August 31, 2004 and 2003, we had $12,799 and $24,124, respectively, outstanding under these various facilities and $7,304 and $19,376 of other short-term borrowings. We also maintain local guaranteed and non-guaranteed lines of credit. As of August 31, 2004, amounts available under these facilities totaled $221,594. Interest rate terms on the bilateral revolving facilities and local lines of credit are at market rates prevailing in the relevant local markets. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 7%, 7% and 8% in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

8. INCOME TAXES

     The provision for income taxes includes the following:

	2004	2003	2002
Current taxes:
U.S. federal	$135,510	$142,941	$241,228
U.S. state and local	19,359	20,420	34,461
Non-U.S.	318,800	322,971	358,055

Total current tax expense	473,669	486,332	633,744

Deferred taxes:
U.S. federal	52,399	48,523	(143,035)
U.S. state and local	7,486	6,932	(20,434)
Non-U.S.	41,989	24,312	20,796

Total deferred tax expense (benefit)	101,874	79,767	(142,673)

Total	$575,543	$566,099	$491,071

     Deferred income tax expense (benefit) related to the additional minimum pension liability was $16,217 and ($71,920) in fiscal 2004 and fiscal 2003, respectively, and was recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheet.

     Income before income taxes from U.S. sources was $503,257, $566,896 and $247,271 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Income before income taxes from non-U.S. sources was $1,295,313, $1,045,921 and $820,287 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     A reconciliation of the U.S. federal statutory income tax rate to Accenture’s effective income tax rate is set forth below:

	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.4	1.6	1.2
Non-deductible investment losses	0.2	—	11.7
Non-U.S. operations	(3.7)	(1.6)	0.4
Reorganization benefits	(1.5)	(0.4)	—
Other	0.6	0.5	(2.3)

Effective income tax rate	32.0%	35.1%	46.0%

     Significant components of Accenture’s deferred tax assets and liabilities include the following:

	2004	2003
Deferred tax assets:
Pensions	$125,567	$175,476
Revenue recognition	46,387	88,174
Compensation and benefits	127,318	106,961
Investments	40,937	37,748
Tax credit carryforwards	20,160	21,673

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Net operating loss carryforwards	151,663	162,271
Depreciation and amortization	139,386	121,006
Restructuring costs	37,005	28,029
Other	34,358	17,508

	722,781	758,846
Valuation allowance	(240,661)	(258,438)

Total deferred tax assets	482,120	500,408

Deferred tax liabilities:
Revenue recognition	(58,263)	(19,959)
Depreciation and amortization	(23,934)	(18,674)
Restructuring costs	(21,859)	—
Other	(24,896)	(14,411)

Total deferred tax liabilities	(128,952)	(53,044)

Net deferred tax assets	$353,168	$447,364

     Accenture recorded a valuation allowance of $240,661 and $258,438 at August 31, 2004 and 2003, respectively, against deferred tax assets associated with capital losses on certain investments and certain tax net operating loss and tax credit carryforwards, as Accenture believes it is more likely than not that these assets will not be realized. At August 31, 2004 and 2003,

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

respectively, $65,081 and $72,409 of the valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity. In addition, $7,978 and $9,231 of the valuation allowance at August 31, 2004 and 2003, respectively, relates to tax attributes, the reversal of which in future years will be allocated to Additional paid in capital and Retained earnings.

     Accenture had net operating loss carryforwards at August 31, 2004 of $475,043. Of this amount, $318,364 expires at various dates through 2024 and $156,679 has an indefinite carryforward period. Accenture had tax credit carryforwards at August 31, 2004 of $20,160, $17,252 of which will expire at various dates through 2014 and $2,908 of which will expire between 2015 and 2024.

     At August 31, 2004, Accenture had not recognized a deferred tax liability on $875,442 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

     Certain of Accenture’s subsidiaries’ income tax returns are under examination by tax authorities. Accenture does not believe that any significant additional taxes in excess of those already provided will arise as a result of the examinations.

     If Accenture or one of its non-U.S. subsidiaries were classified as a foreign personal holding company, Accenture’s U.S. shareholders would be required to include in income, as a dividend, their pro rata share of Accenture’s (or Accenture’s relevant non-U.S. subsidiary’s) undistributed foreign personal holding company income.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     Because of the application of complex U.S. tax rules regarding attribution of ownership, Accenture met the definition of a foreign personal holding company in fiscal 2004 and fiscal 2003. However, there is no foreign personal holding company income that its U.S. shareholders are required to include in income for such years.

     In the event that Accenture has net foreign personal holding company income, Accenture may distribute a dividend to shareholders to avoid having taxable income imputed under these rules. Under certain circumstances, such a distribution could create additional income tax costs to Accenture. Since Accenture did not have any foreign personal holding company income in fiscal 2004 and fiscal 2003, no such taxes have been provided.

     After fiscal 2004, Accenture no longer meets the definition of a foreign personal holding company, although certain non-U.S. subsidiaries may still meet the definition through fiscal 2005.

9. PROFIT SHARING AND RETIREMENT PLANS

     Pension and Other Postretirement Benefits

     In the United States and certain other countries, Accenture maintains and administers retirement plans and postretirement medical plans for certain active, retired and resigned Accenture employees. The majority of the plans are non-contributory. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan.

     In addition, certain postemployment benefits, including severance benefits, disability-related benefits

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

and continuation of benefits such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are substantially provided for on an accrual basis.

     Accenture uses a June 30 measurement date for the majority of its U.S. benefit plans and an August 31 measurement date for the majority of its non-U.S. benefit plans.

     The following tables provide the components of net periodic pension and postretirement cost for the three-year period ended August 31, 2004:

	Pension Benefits
	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Components of pension expense
Service cost	$45,247	$34,802	$29,215	$24,503	$28,852	$14,925
Interest cost	36,262	12,799	30,878	10,843	26,150	6,503
Expected return on plan assets	(24,735)	(9,932)	(25,886)	(6,011)	(26,171)	(3,717)
Amortization of transitional obligation	—	(213)	(6)	(181)	(10)	574
Amortization of loss/(gain)	20,673	782	4,847	1,730	462	368
Amortization of prior service cost	2,472	90	2,267	81	2,269	—
Curtailment loss cost	—	—	—	—	761	—
Special termination benefits charge	—	3,643	—	—	1,903	—

Total	$79,919	$41,971	$41,315	$30,965	$34,216	$18,653

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

	Other Benefits
	2004		2003		2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.
	Plans	Plans	Plans	Plans	Plans
Components of postretirement expense
Service cost	$7,263	$1,677	$7,338	$817	$5,277
Interest cost	5,167	1,561	5,683	799	3,824
Expected return on plan assets	(1,424)	—	(1,406)	—	(1,380)
Amortization of transitional obligation	79	204	79	183	79
Amortization of loss/(gain)	2,401	74	2,210	36	686
Amortization of prior service cost	(801)	—	(251)	—	—
Curtailment loss cost	—	—	—	—	83
Special termination benefits charge	—	—	—	—	759

Total	$12,685	$3,516	$13,653	$1,835	$9,328

     The weighted-average assumptions used to determine the net periodic pension and postretirement expense for the three-year period ended August 31, 2004 were as follows:

	Pension Benefits						Other Benefits
	2004		2003		2002		2004		2003		2002
		Non-		Non-		Non-		Non-		Non-
	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.	U.S
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	6.00%	4.85%	7.25%	4.92%	7.50%	5.19%	6.00%	6.50%	7.25%	6.50%	7.50%
Expected rate of return on plan assets	8.00%	5.66%	8.50%	5.35%	8.50%	5.56%	8.00%/5.00%	N/A	8.00%/5.00%	N/A	8.00%/5.00%
Rate of increase in future compensation	4.50%	3.10%	5.70%	3.81%	8.68%	4.93%	N/A	4.00%	N/A	4.00%	N/A

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     For the U.S. defined benefit pension plans, the weighted-average assumptions in fiscal 2005 include a discount rate of 6.25%, an expected rate of return on plan assets of 7.50% and a rate of salary increase of 4.50%. For the non-U.S. defined benefit pension plans, the weighted-average assumptions in fiscal 2005 include a discount rate of 4.93%, an expected rate of return on plan assets of 5.19% and a rate of salary increase of 3.16%.

     For the U.S. postretirement plans, the weighted-average assumptions in fiscal 2005 include a discount rate of 6.25% and an expected rate of return on plan assets of 7.50% and 3.50% for each of the two plans comprising the U.S. postretirement plans. For the non-U.S. postretirement plans, the weighted-average assumptions in fiscal 2005 include a discount rate of 6.75% and a rate of salary increase of 4.50%.

     To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio. This resulted in the selection of the 7.50% long-term rate of return on assets assumption for our U.S. plans. As a result, our estimated U.S. pension expense in fiscal 2005 incorporates a 50 basis point reduction in the expected rate of return on plan assets from 8.00% to 7.50%. Our estimated non-U.S. pension expense in fiscal 2005 incorporates a 47 basis point reduction from 5.66% to 5.19%. The decrease in the rate of return on plan assets will increase pension expense in fiscal 2005 by approximately $4,100.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     The following tables summarize the changes in the benefit obligation and plan assets, the funded status of the benefit plans and the major assumptions used to determine these amounts.

	Pension Benefits				Other Benefits
	2004		2003		2004		2003
		Non-		Non-		Non-		Non-
	U.S.	U.S	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Changes in benefit obligation
Benefit obligation, beginning of year	$609,167	$233,446	$412,648	$147,940	$86,868	$24,539	$78,983	$—
Adjustment cost	—	13,002	—	2,038	—	—	—	—
Service cost	45,247	34,802	29,215	24,503	7,263	1,677	7,338	817
Interest cost	36,262	12,799	30,878	10,843	5,167	1,561	5,683	799
Amendments	—	4,322	1,529	—	—	—	(6,462)	—
Termination benefits	—	3,643	—	—	—	—	—	—
Participants contributions	—	3,767	—	844	—	—	—	—
Acquisitions/divestitures/transfers	—	38,863	17,613	23,453	—	(2,878)	—	18,783
Curtailment (gain)/loss	—	—	—	(8,722)	—	—	—	—
Actuarial loss/(gain)	11,646	(13,262)	129,198	22,513	(7,733)	(774)	2,293	2,112
Benefits paid	(10,294)	(15,691)	(11,914)	(5,961)	(2,089)	(49)	(967)	—
Exchange rate loss	—	20,128	—	15,995	—	978	—	2,028

Benefit obligation, end of year	$692,028	$335,819	$609,167	$233,446	$89,476	$25,054	$86,868	$24,539

Changes in plan assets
Fair value of plan assets, beginning of year	$311,360	$146,261	$306,380	$70,494	$23,102	$—	$22,883	$—
Adjustment	—	15,524	—	—	—	—	—	—

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Expected return on plan assets	24,735	9,932	25,886	6,011	1,424	—	1,406	—
Actuarial gain/(loss)	35,041	3,615	(16,078)	(3,959)	1,017	—	(220)	—
Acquisitions/divestitures/transfers	—	37,170	—	31,718	—	—	—	—
Employer contributions	109,950	28,852	7,086	38,980	1,131	49	—	—
Participants contributions	—	3,767	—	844	—	—	—	—
Benefits paid	(10,294)	(15,691)	(11,914)	(5,961)	(2,089)	(49)	(967)	—
Exchange rate gain	—	13,994	—	8,134	—	—	—	—

Fair value of plan assets, end of year	$470,792	$243,424	$311,360	$146,261	$24,585	$—	$23,102	$—

Reconciliation of funded status
Funded status	$(221,236)	$(92,395)	$(297,807)	$(87,185)	$(64,891)	$(25,054)	$(63,766)	$(24,539)
Unrecognized transitional obligation	—	—	—	(7,290)	677	—	756	2,230
Unrecognized loss	181,856	8,589	225,924	26,197	27,830	2,696	38,981	3,412
Unrecognized prior service cost	5,179	5,250	7,651	905	(8,908)	—	(9,709)	—
Contributions made after measurement date	125,000	714	—	870	169	10	—	—

Net amount recognized at year-end	$90,799	$(77,842)	$(64,232)	$(66,503)	$(45,123)	$(22,348)	$(33,738)	$(18,897)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$—	$18,459	$—	$9,350	$—	$—	$—	$—
Accrued benefit liability	(186,428)	(102,885)	(257,749)	(84,096)	(45,292)	(22,358)	(33,738)	(18,897)
Intangible asset	5,179	32	7,651	479	—	—	—	—
Accumulated other comprehensive loss	147,048	5,838	185,866	6,894	—	—	—	—
Contributions made after measurement date	125,000	714	—	870	169	10	—	—

Net amount recognized at year-end	$90,799	$(77,842)	$(64,232)	$(66,503)	$(45,123)	$(22,348)	$(33,738)	$(18,897)

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     The weighted-average assumptions used to determine the fiscal year-end benefit obligations were as follows:

	Pension Benefits				Other Benefits
	2004		2003		2004		2003
		Non-		Non-		Non-		Non-
	U.S.	U.S	U.S.	U.S.	U.S.	U.S.	U.S.	U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	6.25%	4.93%	6.00%	4.85%	6.25%	6.75%	6.00%	6.50%
Rate of increase in future compensation	4.50%	3.16%	4.50%	3.10%	N/A	4.50%	N/A	4.00%

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Funded Status for Defined Benefit Plans

     Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements.

     Our U.S. Pension plans include plans covering certain U.S. employees and former employees as well as a Basic Retirement Plan for former pre-incorporation partners which was frozen in 2001. Accenture made discretionary contributions of $229,625 to its U.S. employees’ pension plans in fiscal 2004 and did not make any contributions in fiscal 2003. Basic retirement benefits of $5,325 and $7,086 were paid in fiscal 2004 and fiscal 2003, respectively. There were contributions of $28,696 and $39,850 for the non-U.S. pension plans in fiscal 2004 and fiscal 2003, respectively.

     SFAS No. 87, “Employers’ Accounting for Pensions,” requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. In fiscal 2003, we recorded a charge to equity of $107,543, representing an adjustment to increase our pension liability by $179,463, net of a tax benefit of $71,920. In fiscal 2004 and based on contributions made during the year, we reduced the charge by $28,576, representing an adjustment to decrease our pension liability by $39,874, net of a tax benefit of $16,217 and reclassification adjustments of $(4,919). These adjustments were included in Accumulated other comprehensive loss in the shareholders’ equity section of our Consolidated Balance Sheet.

     The accumulated benefit obligation for all U.S. defined benefit pension plans was $657,221 and $569,109 at August 31, 2004 and 2003, respectively. The accumulated benefit obligation for all non-U.S. defined benefit pension plans was $284,432 and $172,019 at August 31, 2004 and 2003, respectively.

     The projected benefit obligations and fair value of plan assets for defined benefit pension plans with projected benefit

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

obligations in excess of plan assets were $953,298 and $622,631, respectively, as of August 31, 2004, and $789,540 and $393,119, respectively, as of August 31, 2003. The accumulated benefit obligations and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $775,584 and $515,037, respectively, as of August 31, 2004 and $715,814 and $389,378, respectively, as of August 31, 2003.

Investment Strategies

U.S. Pension Plans

     The overall investment objective of the plans is to provide growth in the assets of the plans to help fund future benefit obligations while managing risk in order to meet current benefit obligations. The plans’ future prospects, their current financial condition, Accenture’s current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of returns in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations.

     Accenture’s investment committee recognizes that asset allocation of the pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the specified targets below and will be dictated by current and anticipated market conditions, required cash flows, and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Non-U.S. Pension Plans

     Our plan assets in non-U.S. pension plans conform to the investment policies and procedures of each plan and to relevant legislation. The pension committee or trustee of the plan regularly, but at least annually, reviews the investment policy and the performance of the investment managers. In certain countries, the trustee is also required to consult with the Company. Generally, the investment return objective of each plan is to achieve a total annualized rate of return that exceeds inflation over the long term by an amount based on the target asset mix of that plan. In certain countries, plan assets are invested in funds that are required to hold a majority of assets in bonds, with a smaller proportion in equities. Also, certain plan assets are entirely invested in contracts held with the plan insurer, who determines the investment strategy. Pension plans in certain countries are unfunded.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Plan Assets

     The Company’s target allocation for fiscal 2005 and weighted-average asset allocations at August 31, 2004 and 2003 and by asset category, for its pension and postretirement benefit plans are as follows:

Pension Plans

			Plan Assets at August 31,
	2005 Target Allocation		2004		2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Asset Category
Equity securities	81%	33%	81%	21%	79%	31%
Debt securities	19%	30%	18%	23%	20%	25%
Cash and short term investments	—	5%	1%	24%	1%	27%
Insurance contracts	—	32%	—	32%	—	17%

Totals	100%	100%	100%	100%	100%	100%

U.S. Postretirement Plan (1)

		Plan Assets at August 31,
	2005 Target
	Allocation	2004	2003
Asset Category
Equity securities	37%	36%	34%
Debt securities	14%	14%	11%
Cash and short-term investments	49%	50%	55%

Total	100%	100%	100%

(1)	The non-U.S. plans are unfunded and thus the table only relates to the U.S. Plans.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Expected Contributions

     In fiscal 2005, Accenture expects to pay approximately $8,900 of benefit payments, as part of its Basic Retirement Plan, and expects to contribute $38,700 to its non-U.S. pension plans. Cash funding for retiree medical plans in fiscal 2005 is estimated to be approximately $1,100. In fiscal 2005, no contribution will be required for U.S. employees’ pension plans. Accenture has not determined whether it will make additional voluntary contributions for employee pension plans.

Estimated Future Benefit Payments

     Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2005	$14,600	$11,500	$1,900	$100
2006	14,000	12,200	2,300	200
2007	16,100	12,800	2,900	300
2008	18,000	13,600	3,500	400
2009	20,400	14,200	4,200	500
2010-2014	146,100	84,700	34,200	4,600

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Assumed Health Care Cost Trend

     Annual rate increases in the per capita cost of health care benefits of 11.5% (under age 65) and 12.0% (over age 65) were assumed for the plan year ending June 30, 2005. The rate is assumed to decrease on a straight-line basis to 5% for the plan year ending June 30, 2011 and remain at that level thereafter. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase		One Percentage Point Decrease
	2004	2003	2004	2003
Effect on total of service and interest cost components	$2,664	$2,941	$(2,089)	$(2,342)
Effect on year-end postretirement benefit obligation	17,868	18,007	(14,250)	(14,263)

Basic Retirement Benefits

     Obligations relating to basic retirement benefits for former pre-incorporation partners under the Basic Retirement Plan are included in the U.S. pension plans discussed above. This plan was eliminated for active partners after May 15, 2001 in connection with the transition to a corporate structure. All qualifying Accenture partners or their qualifying surviving spouses prior to May 15, 2001 will receive basic retirement benefits for life. The amount of annual benefit payments is periodically adjusted for cost-of-living adjustments at the beginning of each calendar year. The plan is unfunded and its projected benefit obligation at August 31, 2004 was $126,051.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     Early Retirement Benefits

     Obligations related to early retirement benefits are not included in pension benefits disclosed above. For periods ended on or prior to May 15, 2001, partners retiring after age 56 and prior to age 62 received early retirement benefits based on two years’ earnings on a straight-line declining basis that resulted in no payout to partners retiring at age 62. Retired partners could elect to receive benefits in the form of a lump-sum payment or ten-year installment payments. Partners electing installment payments accrue interest based on a U.S. Treasury bond index. This plan was eliminated for active partners after May 15, 2001, in connection with the transition to a corporate structure. Early retirement benefits of $37,958, $56,466 and $34,614 were paid to retired partners in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The amount due for early retirement benefits was $173,650 at August 31, 2004, which is being paid out over the period through 2011.

Defined Contribution Plans

     As of January 1, 2004, Accenture established a trusteed employer 401(k) match plan, the Accenture U.S. 401(k) Match and Savings Plan in the United States. Through August 31, 2004, 19,076 employees have received matched contributions. Accenture’s contribution to the 401(k) match plan was $30,762 in fiscal 2004.

     In the United States, Accenture maintains and administers a trusteed profit sharing plan, the Accenture U.S. Discretionary Profit Sharing Plan, which includes 18,648 active eligible employees of Accenture and its affiliates. The annual discretionary profit sharing contribution is determined by management after the end of the fiscal year. The liability recorded as of August 31, 2004 for profit sharing was $44,961, which we expect to pay in the first quarter of fiscal 2005. The contributions to the plan were $59,879 and $92,515 in fiscal 2003 fiscal 2002, respectively.

     In the United Kingdom, Accenture also maintains and administers a defined contribution plan, the Accenture Retirement Savings Plan, which includes 5,596 active employees of Accenture. The Company provides matching contributions up to certain

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

amounts based upon the age of the eligible employee. The contribution to the plan was $37,636, $32,057 and $28,189 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

10.	EMPLOYEE SHARE PLANS

Employee Share Purchase Plan

     The Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP’’) is a nonqualified plan that allows eligible employee participants to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under this plan, substantially all employees may elect to contribute 1% to 10% of their compensation during each offering period (up to a per participant maximum of $25 per calendar year) to purchase Accenture Ltd Class A common shares. The purchase price of Accenture Ltd Class A common shares is 85% of the lower of its beginning of offering period or end of offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares may be issued under the ESPP of which 27,437,202 had been issued as of August 31, 2004.

     The following table summarizes information related to the ESPP:

				Fair Value of Share
Offering Period Ended	Participants	Shares Purchased	Share Purchase Price	Purchase Rights
November 1, 2003	23,781	4,749,267	$13.97	$4.80
May 1, 2004	24,627	3,385,425	$20.05	$6.49

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Share Incentive Plan

     The Accenture Ltd 2001 Share Incentive Plan (the ‘‘SIP’’) permits the grant of nonqualified share options, incentive stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. A maximum of 375,000,000 Accenture Ltd Class A common shares may be subject to awards under the share incentive plan. At August 31, 2004, 208,410,996 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP. The SIP is administered by the Compensation Committee of the Board of Directors of Accenture Ltd.

Stock Options

     Incentive stock options generally have an exercise price that is at least equal to the fair market value of the Class A common shares on the date the option is granted.

     Options currently outstanding under the SIP have a maximum term of ten years and vest under varying schedules. Stock option activity in fiscal 2004, fiscal 2003 and fiscal 2002 was as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price per		Price per		Price per
	Number	Option	Number	Option	Number	Option
Options outstanding, beginning of year	75,599,090	$14.80	86,131,490	$14.73	95,820,431	$14.54
Granted	5,965,602	22.40	6,251,959	15.24	3,993,818	18.78
Exercised	11,717,958	14.61	5,816,252	14.55	273,931	14.53
Forfeited	5,907,951	16.33	10,968,107	14.68	13,408,828	14.55

Options outstanding, end of year	63,938,783	$15.40	75,599,090	$14.80	86,131,490	$14.73

Exercisable at year end	36,387,546	$14.66	32,140,118	$14.66	20,542,137	$14.54

Weighted average fair value of options granted during the year		$11.21		$7.27		$9.44

     The following table summarizes information about stock options outstanding at August 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
	Options	Avg. Contractual	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	Life Remaining	Exercise Price	Exercisable	Exercise Price
$12.82 - $15.50	54,909,737	6.9	$14.55	35,348,819	$14.55
$16.02 - $18.34	3,180,055	8.2	$17.32	921,134	$17.85
$19.02 - $27.50	5,848,991	9.1	$22.32	117,593	$22.19

$12.82 - $27.50	63,938,783	7.2	$15.40	36,387,546	$14.66

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Restricted Share Units

     Under the SIP, participants may be granted restricted share units without cost to the participant. Each restricted share unit awarded to a participant represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan vest at various times, generally ranging from immediate vesting to vesting over a ten-year period. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Information with respect to restricted share units is as follows:

	2004	2003	2002
Shares granted	4,715,894	6,908,328	5,124,912
Weighted average fair value of shares	$22.62	$16.13	$20.58
Pre-tax compensation expense charged to earnings, net of cancellations	$60,486	$51,615	$54,729

11.	SHAREHOLDERS’ EQUITY AND CERTAIN SHAREHOLDERS’ AGREEMENTS

Class I and Class II Common Shares

     Each Class I common share and each Class II common share of Accenture SCA entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture SCA. Accenture Ltd holds all of the Class II common shares of Accenture SCA.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

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

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

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

     In accordance with Luxembourg company law, the Company is required to transfer a minimum of 5% of its unconsolidated net profit as determined in accordance with the Luxembourg legal and regulatory requirements for each financial year to a legal reserve. This requirement ceases to be necessary once the balance on the legal reserve reaches 10% of the issued share capital. The legal reserve is not available for distribution to the shareholders. As of August 31, 2004, $65,000 of Accenture SCA’s undistributed, unconsolidated retained earnings is legally reserved and the maximum legal reserve requirement is approximately $215,000. We may from time to time enter into financing agreements that contain financial covenants and restrictions, some of which may limit the ability of Accenture SCA to pay dividends.

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

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

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

     In addition, at any time after the third anniversary of the date of the consummation of our transition to a corporate structure, covered persons holding Accenture SCA Class I common shares may, without restriction, require Accenture SCA to redeem any Accenture SCA Class I common share held by such holder for a redemption price per share generally equal to the lower of the market price of an Accenture Ltd Class A common share and $1. Accenture SCA may, at its option, pay this redemption price in cash or by delivering Accenture Ltd Class A common shares. All transfer restrictions applicable to a covered person under the transfer rights agreement terminate upon death.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     The transfer rights agreement will continue in effect until the earlier of April 18, 2051 and the time it is terminated by the vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. The transfer restrictions will not terminate upon the expiration or termination of the transfer rights agreement unless they have been previously waived or terminated under the terms of the transfer rights agreement. The transfer rights agreement may generally be amended at any time by the affirmative vote of 66 2/3% of the votes represented by the covered shares owned by covered persons who are employees of Accenture. Amendment of the transfer restrictions also requires the consent of Accenture SCA.

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

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

12. MINORITY INTEREST

     Partners resident in Canada and New Zealand received Accenture Canada Holdings Inc. exchangeable shares and Accenture Ltd Class X common shares in connection with the transition to a corporate structure. Holders of Accenture Canada Holdings Inc. exchangeable shares may exchange their shares for Accenture Ltd. Class A common shares at a one-for-one basis. Accenture Canada Holdings Inc. may at its option, satisfy this exchange with cash at a price per share generally equal to the market price of an Accenture Ltd Class A common share at the time of the exchange. Each exchangeable share of Accenture Canada Holdings Inc. entitles its holder to receive distributions equal to any distributions to which an Accenture Ltd Class A common share entities its holder.

13. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Secondary Offerings

     On May 22, 2002, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 59,233,912 shares newly issued by Accenture Ltd and 34,242,003 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $20.00 per share and the price net of the underwriters’ discount of 2.50% was $19.50 per share. Accenture Ltd received $1,155,061 as a result of the issuance of 59,233,912 newly issued shares. The proceeds from the newly issued shares were used by Accenture SCA and its subsidiaries to subsequently redeem or purchase Accenture SCA class I shares, Accenture Canada Holdings Inc. exchangeable shares and

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Accenture Ltd Class A shares from partners, former partners and their permitted transferees.

     On September 29, 2003, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 57,394,595 shares newly issued by Accenture Ltd and 24,605,405 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $21.00 per share and the price net of the underwriters’ discount of 2.85% was $20.40 per share. Accenture Ltd received $1,170,936 as a result of the issuance of 57,394,595 shares newly issued by Accenture Ltd. On September 30, 2003, the underwriters, in connection with the underwritten public offering, exercised their over allotment option to purchase an additional 12,300,000 newly issued Class A common shares at the same price per share. On October 1, 2003, Accenture Ltd received $250,939 as a result of the issuance of the additional 12,300,000 newly issued shares. All of the proceeds from the newly issued shares were used by Accenture SCA and its subsidiaries, together with $43,291 previously authorized for repurchases under the Accenture Share Management Plan, to redeem or purchase a total of 71,816,561 Accenture SCA shares and Accenture Canada Holdings, Inc. exchangeable shares from partners pursuant to a tender offer for a total cash outlay of $1,465,166.

     On May 4, 2004, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 35,761,232 shares newly issued by Accenture Ltd and 14,238,768 shares offered by Accenture partners, former partners and their permitted transferees. The price to the public was $23.50 per share and the price net of the underwriters’ discount of 2.8% was $22.84. Accenture Ltd received $816,858 as the result of the issuance of 35,761,232 shares newly issued by Accenture Ltd. On May 4, 2004, the underwriters, in connection with the underwritten public offering, exercised their option to purchase an additional 7,500,000 newly issued Class A common shares at the same price per share. On May 4, 2004, Accenture Ltd received $171,315 as a result of the issuance of the additional 7,500,000 newly issued shares. All of the proceeds from the newly issued shares were used by Accenture SCA and its subsidiaries, together with $56,661, to redeem or purchase a total of 45,741,795 Accenture SCA shares and Accenture Canada Holdings, Inc. exchangeable shares from partners

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

pursuant to a tender offer for a total cash outlay of $1,044,834.

Accenture Share Employee Compensation Trust

     On April 17, 2002, Accenture Ltd’s Board of Directors approved the creation of the Accenture Stock Employee Compensation Trust (SECT). The purpose of the trust was to acquire Accenture Ltd Class A common shares to be used to fund equity-based awards for Accenture employees, including future Accenture partners. The Accenture Stock Employee Compensation Trust was a non-qualified grantor trust whose financial statements are consolidated with the Company’s financial statements. In fiscal 2002 and fiscal 2003, Accenture contributed $300,000 and $150,000, respectively, to the trust. As of August 31, 2003, $83,280 of Restricted cash on the Consolidated Balance Sheet remained available for share purchases.

     On December 19, 2003, the Accenture Stock Employee Compensation Trust was terminated. A subsidiary of Accenture Ltd that is not a subsidiary of Accenture SCA created a new Share Employee Compensation Trust (the “SECT”). Substantially all treasury shares purchased by the predecessor trust that had not been used to fund employee share awards were transferred to the new SECT.

     In fiscal 2004, fiscal 2003 and fiscal 2002, the SECT and its predecessor trust purchased approximately 8,413,050, 8,619,800 and 12,562,300 Accenture Ltd Class A common shares, respectively, with aggregate purchase prices totaling $201,326, $151,763 and $221,110, respectively. As of August 31, 2004, the SECT had $61,578 of previously authorized contributions available for share purchases. Accenture SCA continues to fund share repurchases by the new SECT by redeeming Class I shares held by Accenture Ltd.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Share Management Plan

     Accenture redeems or purchases certain shares from partners and employees. On July 11, 2002, Accenture Ltd’s Board of Directors authorized the utilization of $600,000 for such acquisitions from partners, former partners and their permitted transferees and for acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with the initial public offering of the Accenture Ltd Class A common shares. Of the $600,000 previously authorized, $311,258 was utilized in fiscal 2003, primarily pursuant to quarterly tender offers made to Accenture SCA Class I shareholders by controlled subsidiaries of Accenture SCA that redeemed or purchased an aggregate of 15,387,401 Accenture SCA Class I common shares and 85,153 Accenture Canada Holdings Inc. exchangeable shares for a combined cost of $269,966. On November 14, 2003, Accenture Ltd’s Board of Directors authorized an additional $600,000 for such share redemptions and purchases. Of the previously authorized amounts, $664,338 was utilized in fiscal 2004, primarily pursuant to quarterly tender offers made to Accenture SCA Class I shareholders by controlled subsidiaries of Accenture SCA that redeemed or purchased an aggregate of 22,019,515 Accenture SCA Class I common shares and 850,885 Accenture Canada Holdings Inc. exchangeable shares for a combined cost of $511,189. Of the $1,200,000 previously authorized, $224,404 remained available for future share purchases at August 31, 2004.

Other Share Purchases

     Accenture purchased $249,073 of Accenture Ltd Class A common shares in open-market purchases in addition to Accenture Ltd Class A common shares purchased by the SECT in fiscal 2002. Accenture did not purchase any such shares in open-market purchases in fiscal 2003 or fiscal 2004. In fiscal 2004 and fiscal 2003, Accenture acquired Accenture Ltd Class A common shares for a cost of $138,817 and $98,810, respectively, from employees electing net share delivery under the ESPP and Share Incentive Plan. In fiscal 2004 and fiscal 2003, Accenture acquired Accenture SCA Class I common shares for a cost of $58,112 and $125, respectively, in accordance with redemption provisions applicable to SCA Class I common shares.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

14. RELATIONSHIP WITH ARTHUR ANDERSEN

     In October 2002, in conjunction with the termination of a training facility services agreement and other services agreements and in settlement of all related matters with Arthur Andersen LLP and other Arthur Andersen firms, Accenture paid Arthur Andersen LLP $190,290. This payment offset previously accrued amounts and resulted in an immaterial gain. In October 2002, Accenture and Arthur Andersen LLP also entered into a new facility services agreement, which provides Accenture with the use of Arthur Andersen LLP’s training facility in St. Charles, Illinois, at market rates through July 1, 2007. At August 31, 2004, Accenture has committed to spend a minimum of $63,450 over the remaining term of the agreement.

15. LEASE COMMITMENTS

     Accenture has various lease agreements, principally for office space, with various renewal options. Rental expense including operating costs and taxes was $287,559, $280,714 and $264,982 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Sublease income from third parties was $22,806, $18,950 and $13,824 in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Future minimum rental commitments under non-cancelable operating leases as of August 31, 2004, are as follows:

	Operating	Operating
	Lease	Sublease
	Payments	Income
2005	$246,902	($12,708)
2006	249,381	(12,990)
2007	230,114	(11,611)
2008	198,327	(12,380)
2009	158,976	(17,426)
Thereafter	1,358,926	(22,238)

	$2,442,626	($89,353)

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

16. COMMITMENTS AND CONTINGENCIES

Guarantees

     As a result of our increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent, Accenture may be required to make payments totaling up to $187,500 in additional purchase price over a five-year period starting February 28, 2002, conditional on Accenture HR Services achieving certain levels of qualifying revenues. In fiscal 2004, Accenture made payments and accrued for payments due, but not yet remitted, of $13,018. The remaining potential liability at August 31, 2004 was $174,482.

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

     Accenture has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2004, management was not aware of any obligations arising under indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. As of August 31, 2004, Accenture estimates it had assumed an aggregate potential liability of approximately $603,852 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $41,330 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. In some of these contracts, the guarantee is contractually given to the client by one of the other parties providing services to the client. In the event of Accenture’s performance default, Accenture could be responsible for repayment to the other party. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

Legal Contingencies

     At August 31, 2004, Accenture or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of Accenture.

17. SEGMENT REPORTING

     Operating segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

     Accenture’s chief operating decision maker is the chief executive officer. The operating segments are managed separately because each operating segment represents a strategic business unit providing management consulting, technology and outsourcing services that serves clients in different industries. The reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources.

Reportable Segments

	Comm. &
Year ended	High	Financial
August 31, 2004	Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$3,741,451	$2,770,990	$1,994,655	$2,978,892	$2,178,569	$9,006	$13,673,563
Depreciation(1)	81,739	66,813	35,463	56,112	39,869	—	279,996
Operating income	403,698	353,904	311,050	414,501	275,473	—	1,758,626

Assets at August 31(2)	$538,125	$107,206	$569,612	$342,314	$217,217	$133,851	$1,908,325

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

	Comm. &
Year ended	High	Financial
August 31, 2003	Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$3,290,372	$2,355,321	$1,581,758	$2,613,303	$1,966,043	$11,202	$11,817,999
Depreciation(1)	88,479	62,599	31,186	60,127	51,422	—	293,813
Operating income	321,168	306,094	282,308	428,217	213,448	—	1,551,235

Assets at August 31(2)	$365,101	$213,441	$354,444	$362,443	$295,114	$109,806	$1,700,349

	Comm. &
Year ended	High	Financial
August 31, 2002	Tech	Services	Government	Products	Resources	Other	Total
Revenues before reimbursements	$3,181,658	$2,366,427	$1,315,819	$2,695,978	$2,005,045	$9,342	$11,574,269
Depreciation(1)	100,341	74,732	30,737	65,785	61,672	—	333,267
Operating income	221,821	291,186	159,232	511,674	201,538	—	1,385,451

Assets at August 31(2)	$434,805	$293,696	$312,270	$283,906	$302,653	$39,769	$1,667,099

(1)	This amount includes depreciation on property and equipment controlled by each operating segment as well as an allocation for depreciation on property and equipment they do not directly control.

(2)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services and Deferred revenues.

     The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies, except for the cost of restricted share units as described in footnote 10.

     Restructuring costs and reorganization benefit in fiscal 2004 and fiscal 2003 were allocated to the operating groups as follows:

	Year Ended August 31,
Increase (Decrease) to Operating Income	2004	2003	2002
Communications & High Tech	$(7,230)	$4,778	$(35,948)
Financial Services	(6,403)	4,319	(26,591)
Government	(4,247)	2,526	(13,605)
Products	(6,356)	4,278	(19,344)
Resources	(4,655)	3,445	(15,036)

Total	$(28,891)	$19,346	$(110,524)

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

     Revenues are attributed to geographic areas and countries based on where client services are supervised.

	Americas	EMEA(1)	Asia Pacific	Total
Fiscal 2004
Revenues before reimbursements	$6,133,081	$6,572,011	$968,471	$13,673,563
Reimbursements	682,087	627,368	130,564	1,440,019
Revenues	6,815,168	7,199,379	1,099,035	15,113,582
Long lived assets at August 31	282,431	253,323	108,192	643,946
Fiscal 2003
Revenues before reimbursements	$5,671,026	$5,352,850	$794,123	$11,817,999
Reimbursements	907,628	560,391	111,222	1,579,241
Revenues	6,578,654	5,913,241	905,345	13,397,240
Long lived assets at August 31	325,250	252,001	73,204	650,455
Fiscal 2002
Revenues before reimbursements	$5,835,992	$4,962,942	$775,335	$11,574,269
Reimbursements	872,019	530,534	128,202	1,530,755
Revenues	6,708,011	5,493,476	903,537	13,105,024
Long lived assets at August 31	403,915	265,023	47,566	716,504

(1)	EMEA includes Europe, Middle East and Africa.

     The Company conducts business in two countries that individually comprised over 10% of consolidated revenues before reimbursements within the last three years. The United States represented 39%, 43%, and 46% of revenues before reimbursements in fiscal 2004, fiscal 2003 and fiscal 2002, respectively, while the United Kingdom totaled 16%, 14%, and 14% in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

     The following table presents revenues before reimbursements by major types of services:

	Year Ended August 31,
	2004	2003	2002
Consulting	$8,589,645	$8,048,134	$8,847,717
Outsourcing	5,083,918	3,769,865	2,726,552

Revenues before reimbursements	13,673,563	11,817,999	11,574,269

Reimbursements	1,440,019	1,579,241	1,530,755

Revenues	$15,113,582	$13,397,240	$13,105,024

Note:	In fiscal 2003 and fiscal 2002, $334,972 and $194,669, respectively, of revenues before reimbursements previously classified as “Other” have been reclassified to “Consulting” or “Outsourcing” type of work to conform to the current presentation.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(In thousands of U.S. dollars, except share amounts or as otherwise disclosed)

18. QUARTERLY DATA (unaudited)

	First	Second	Third	Fourth
Fiscal 2004	Quarter	Quarter	Quarter	Quarter	Annual
Revenues before reimbursements	$3,261,585	$3,302,209	$3,686,662	$3,423,107	$13,673,563
Reimbursements	312,903	380,095	363,579	383,442	1,440,019
Revenues	3,574,488	3,682,304	4,050,241	3,806,549	15,113,582
Operating income	507,140	307,429	573,157	370,900	1,758,626
Net income	332,157	218,623	365,640	296,499	1,212,919

	First	Second	Third	Fourth
Fiscal 2003	Quarter	Quarter	Quarter	Quarter	Annual
Revenues before reimbursements	$2,929,958	$2,826,196	$3,044,836	$3,017,009	$11,817,999
Reimbursements	397,489	362,827	373,593	445,332	1,579,241
Revenues	3,327,447	3,189,023	3,418,429	3,462,341	13,397,240
Operating income	429,197	367,821	404,122	350,095	1,551,235
Net income	267,118	248,640	272,845	251,283	1,039,886