Form 10-Q
period 2005-02-28
ACCENTURE SCA
filed 2005-04-11
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___

Commission File Number: 000-49713

ACCENTURE SCA

(Exact name of Registrant as specified in its charter)

Luxembourg	98-0351796
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

46A, Avenue J.F. Kennedy
L-1855 Luxembourg
(Address of principal executive offices)

(352) 26 42 35 00
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares of the Registrant’s Class I common shares, par value €1.25 per share, outstanding as of April 1, 2005 was 867,668,006 (which number does not include 103,625,448 issued shares held by subsidiaries of the Registrant).

ACCENTURE SCA

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS
February 28, 2005 and August 31, 2004
(In thousands of U.S. dollars, except share and per share amounts)

	February 28,
	2005	August 31,
	(Unaudited)	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,060,203	$2,552,958
Short-term investments	406,456	285,288
Receivables from clients, net of allowances of $36,396 and $40,687	1,816,354	1,662,211
Unbilled services	1,459,331	1,049,870
Deferred income taxes, net	83,558	105,636
Other current assets	520,146	501,231

Total current assets	7,346,048	6,157,194

NON-CURRENT ASSETS:
Unbilled services	288,306	211,705
Investments	321,823	340,121
Property and equipment, net of accumulated depreciation of $1,361,767 and $1,219,500	657,444	643,946
Goodwill	242,926	214,482
Deferred income taxes, net	357,779	309,045
Other non-current assets	128,513	136,991

Total non-current assets	1,996,791	1,856,290

TOTAL ASSETS	$9,342,839	$8,013,484

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$33,012	$20,103
Current portion of long-term debt	12,593	16,612
Accounts payable	734,995	523,931
Deferred revenues	1,321,505	980,461
Accrued payroll and related benefits	1,429,326	1,508,126
Income taxes payable	848,471	795,948
Deferred income taxes, net	47,605	42,744
Other accrued liabilities	527,062	550,864

Total current liabilities	4,954,569	4,438,789

NON-CURRENT LIABILITIES:
Long-term debt	36,736	32,161
Retirement obligation	562,484	532,307
Deferred income taxes, net	22,756	18,769
Other non-current liabilities	679,186	578,689

Total non-current liabilities	1,301,162	1,161,926

MINORITY INTEREST	56,433	37,679

SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 19,782,549,738 shares authorized, 753,843,192 issued as of February 28, 2005 and August 31, 2004	845,307	845,307
Class I-A common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-B common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-C common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-D common shares, par value 1.25 euros per share, 10,000,000 shares authorized, issued and outstanding	10,870	10,870
Class I-E common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-F common shares, par value 1.25 euros per share, 15,000,000 shares authorized, issued and outstanding	16,304	16,304
Class I-G common shares, par value 1.25 euros per share, 20,000,000 shares authorized, issued and outstanding	21,739	21,739
Class I-H common shares, par value 1.25 euros per share, 25,000,000 shares authorized, issued and outstanding	27,174	27,174
Class I-I common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-J common shares, par value 1.25 euros per share, 5,000,000 shares authorized, issued and outstanding	5,435	5,435
Class I-K common shares, par value 1.25 euros per share, 16,050,000 shares authorized, issued and outstanding	18,074	18,074
Class I-L common shares, par value 1.25 euros per share, 5,025,720 shares authorized, issued and outstanding	5,540	5,540

	February 28,
	2005	August 31,
	(Unaudited)	2004
Class I-M common shares, par value 1.25 euros per share, 68,626,707 shares authorized, issued and outstanding	78,398	78,398
Class I-N common shares, par value 1.25 euros per share, 12,747,835 shares authorized, issued and outstanding	18,301	18,301
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 470,958,308 shares issued and outstanding	529,281	529,281
Restricted share units (related to Accenture Ltd Class A common shares), 32,608,718 and 28,278,704 units issued and outstanding as of February 28, 2005 and August 31, 2004, respectively,	599,249	475,240
Deferred compensation	(251,567)	(150,777)
Additional paid-in capital	2,959,365	2,976,655
Treasury shares, at cost, 84,957,483 and 83,869,278 Class I common shares at February 28, 2005 and August 31, 2004, respectively	(1,954,123)	(1,898,744)
Investment in Accenture Ltd shares, at cost, 1,719,771 and 1,421,944 shares at February 28, 2005 and August 31, 2004, respectively	(43,163)	(35,697)
Retained earnings (deficit)	151,351	(497,729)
Accumulated other comprehensive loss	(50,339)	(113,760)

Total shareholders’ equity	3,030,675	2,375,090

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,342,839	$8,013,484

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended February 28, 2005 and February 29, 2004
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
REVENUES:
Revenues before reimbursements	$3,813,522	$3,302,209	$7,543,877	$6,563,794
Reimbursements	402,862	380,095	743,879	692,998

Revenues	4,216,384	3,682,304	8,287,756	7,256,792

OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,638,950	2,212,547	5,154,389	4,363,437
Reimbursable expenses	402,862	380,095	743,879	692,998

Cost of services	3,041,812	2,592,642	5,898,268	5,056,435
Sales and marketing	376,919	358,662	735,862	709,259
General and administrative costs	361,478	316,133	752,293	655,489
Reorganization (benefits) and restructuring costs	(35,777)	107,438	(28,769)	21,040

Total operating expenses	3,744,432	3,374,875	7,357,654	6,442,223

OPERATING INCOME	471,952	307,429	930,102	814,569

Gain on investments, net	93	3,332	14,633	3,830
Interest income	28,063	15,187	48,184	25,610
Interest expense	(6,300)	(5,816)	(12,616)	(11,567)
Other (expense) income	(2,846)	17,765	(5,173)	19,291
Equity in losses of affiliates	—	(516)	—	(1,202)

INCOME BEFORE INCOME TAXES	490,962	337,381	975,130	850,531

Provision for income taxes	150,350	117,408	314,967	295,984

INCOME BEFORE MINORITY INTEREST	340,612	219,973	660,163	554,547

Minority interest held by Accenture Canada	(1,770)	(1,453)	(3,431)	(3,794)
Minority interest – other	(2,138)	103	(3,735)	27

NET INCOME	$336,704	$218,623	$652,997	$550,780

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended February 28, 2005
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

	Class I		Class II		Restricted
	Common		Common		Share Units				Treasury		Investment in			Accumulated Other Compre-
	Shares		Shares		Common Shares				Shares		Accenture Ltd
							Deferred	Additional					Retained
		No.		No.		No.	Compen-	Paid-in		No.		No.	Earnings	hensive
	$	Shares	$	Shares	$	Shares	sation	Capital	$	Shares	$	Shares	(Deficit)	Income (Loss)	Total
Balance at August 31, 2004	$1,090,621	971,294	$529,281	470,958	$475,240	28,279	$(150,777)	$2,976,655	$(1,898,744)	(83,869)	$(35,697)	(1,422)	$(497,729)	$(113,760)	$2,375,090
Comprehensive income
Net income													652,997		652,997
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of reclassification adjustments														(3,340)	(3,340)
Foreign currency translation adjustments														66,761	66,761

Other comprehensive income														63,421

Comprehensive income															716,418
Income tax benefit on stock-based compensation plans								10,775							10,775
Purchase of Accenture Ltd Class A common shares								(3,699)			(7,466)	(298)			(11,165)
Grants of restricted share units					138,356	5,222	(138,356)								—
Stock-based compensation expense							37,566	306							37,872
Purchases/redemptions of Accenture SCA Class I common shares and Canada Holdings Inc. exchangeable shares								(6)	(235,670)	(9,393)					(235,676)
Issuance of Class A common shares:
Employee share purchase plan								(8,023)	82,422	3,586					74,399
Employee stock options								(17,842)	79,465	3,895			(3,917)		57,706
Restricted share units					(14,347)	(892)		(4,057)	18,404	823					—
Transaction fees								3,427							3,427
Minority interest								1,829							1,829

Balance at February 28, 2005	$1,090,621	971,294	$529,281	470,958	$599,249	32,609	$(251,567)	$2,959,365	$(1,954,123)	(84,958)	$(43,163)	(1,720)	$151,351	$(50,339)	$3,030,675

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

For the Six Months Ended February 28, 2005 and February 29, 2004
(In thousands of U.S. dollars)
(Unaudited)

	February 28,	February 29,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$652,997	$550,780
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	121,906	142,819
Reorganization benefits	(28,769)	(86,216)
Gains on investments, net	(14,633)	(3,830)
Losses on disposal of property and equipment, net	3,415	4,446
Stock-based compensation expense	37,872	31,863
Deferred income taxes, net	(16,682)	(12,518)
Minority interest	7,166	3,767
Other items, net	(2,654)	2,771
Change in assets and liabilities —
(Increase) decrease in receivables from clients, net	(115,116)	47,667
(Increase) decrease in other current assets	(2,540)	1,456
Increase in unbilled services, current and non-current	(415,141)	(178,381)
Decrease (increase) in other non-current assets	741	(23,363)
Increase (decrease) in accounts payable	231,846	(81,697)
Increase in deferred revenues	281,637	214,047
(Decrease) increase in accrued payroll and related benefits	(151,331)	164,254
Increase in income taxes payable	49,840	190,137
(Decrease) increase in other accrued liabilities	(2,513)	47,436
Increase (decrease) in other non-current liabilities	87,966	(21,943)

Net cash provided by operating activities	726,007	993,495

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of available-for-sale investments	606,022	103,303
Purchases of available-for-sale investments	(691,646)	(400,251)
Proceeds from sales of property and equipment	2,325	3,114
Purchases of property and equipment	(116,213)	(101,240)
Purchases of businesses and investments, net of cash acquired	—	(6,131)

Net cash used in investing activities	(199,512)	(401,205)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment of retirement benefits to former pre-incorporation partners	(6,258)	(7,011)
Proceeds from issuance of common shares	135,532	1,582,025
Purchase of common shares	(260,407)	(1,793,497)
Proceeds from issuance of long-term debt	1,859	395
Repayments of long-term debt	(6,520)	(1,912)
Proceeds from issuance of short-term bank borrowings	36,639	72,990
Repayments of short-term bank borrowings	(25,444)	(80,214)
Decrease in restricted cash of Accenture Share Employee Compensation Trust	—	83,280

Net cash used in financing activities	(124,599)	(143,944)

Effect of exchange rate changes on cash and cash equivalents	105,349	73,108

NET INCREASE IN CASH AND CASH EQUIVALENTS	507,245	521,454
CASH AND CASH EQUIVALENTS, beginning of period	2,552,958	2,332,161

CASH AND CASH EQUIVALENTS, end of period	$3,060,203	$2,853,615

The accompanying notes are an integral part of these consolidated financial statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxemburg partnership limited by shares, and its controlled subsidiary companies (together, “Accenture” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should therefore be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended August 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the SEC on November 5, 2004. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2005. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

2. PRO FORMA IMPACT OF EMPLOYEE STOCK OPTIONS AND SHARE PURCHASE PLANS

     Accenture follows the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, to account for its employee stock options and share purchase rights. Accordingly, no compensation expense is recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s employee share incentive plan and through its employee share purchase plan; however, compensation expense is recognized in connection with the issuance of restricted share units granted under the Company’s share incentive plan. Beginning September 1, 2005, Accenture will be required to record compensation expense for its employee stock options and share purchase rights as a result of a revision to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS No. 123”) issued in December 2004. Had compensation expense for employee stock options granted under the Company’s share incentive plan and employee share purchase rights under its share purchase plan been determined based on fair value at the grant date consistent with SFAS No. 123 with stock options expensed using the accelerated expense attribution method, the Company’s net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net income as reported	$336,704	$218,623	$652,997	$550,780
Add: Stock-based compensation expense already included in net income as reported, net of tax and minority interest	17,859	15,684	34,594	28,704
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(53,230)	(39,950)	(91,922)	(80,392)

Subtotal	(35,371)	(24,266)	(57,328)	(51,688)

Pro forma net income	$301,333	$194,357	$595,669	$499,092

3. RESTRUCTURING AND REORGANIZATION

Restructuring

     In fiscal 2002, Accenture recognized restructuring costs of $110,524 (“Fiscal 2002 Restructuring”) related to a global consolidation of office space, consisting of $67,112 to consolidate various locations and $43,412 to abandon the related fixed assets.

     In the second quarter of fiscal 2004, Accenture recognized restructuring costs of $107,256 (“Fiscal 2004 Restructuring”), primarily in the United States and the United Kingdom, consisting of $89,331 to consolidate various locations and $17,925 to abandon the related fixed assets. The Fiscal 2004 Restructuring costs were allocated to the reportable operating segments as follows: $26,952 to Communications & High Tech; $23,579 to Financial Services; $15,774 to Government; $23,491 to Products; and $17,460 to Resources.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except share amounts or as otherwise disclosed)
(Unaudited)

     The Company’s restructuring activity for the three and six months ended February 28, 2005 is as follows:

	Three months ended		Six months ended
	Fiscal 2004	Fiscal 2002	Fiscal 2004	Fiscal 2002
	Restructuring	Restructuring	Restructuring	Restructuring
Restructuring liability balance, beginning of period	$78,384	$21,685	$78,756	$24,005
Payments made	(7,245)	(4,922)	(10,137)	(7,912)
Other(1)	506	(1,335)	3,026	(665)

Restructuring liability, end of period	$71,645	$15,428	$71,645	$15,428

(1)	Other represents foreign currency translation, imputed interest and immaterial changes in lease estimates.

     The restructuring liabilities at February 28, 2005 were $87,073, of which $18,700 was included in other accrued liabilities and $68,373 was included in other non-current liabilities. The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases. Other than immaterial changes in lease estimates, there have been no adjustments to the original liabilities recorded, and Accenture does not expect to make future material adjustments.

Reorganization

     In fiscal 2001, Accenture recognized reorganization liabilities in connection with its transition to a corporate structure. Favorable final determinations of certain reorganization liabilities accrued in 2001 resulted in net benefits in our Consolidated Income Statement for the three and six months ended February 28, 2005. Interest related to reorganization liabilities is included in net reorganization benefit/expense. The Company’s reorganization activity for the period is as follows:

	Three months ended		Six months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Reorganization liability balance, beginning of period	$502,478	$438,042	$454,042	$510,149
Net (benefit) expense recorded	(35,777)	182	(28,769)	(86,216)
Foreign currency translation	1,126	23,739	42,554	38,030

Reorganization liability, end of period	$467,827	$461,963	$467,827	$461,963

     The reorganization liabilities at February 28, 2005 were $467,827, of which $125,980 was included in other accrued liabilities, because final determinations could occur within 12 months, and $341,847 was included in other non-current liabilities.

4. ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of Accumulated other comprehensive loss are as follows:

	February 28,	August 31,
	2005	2004
Foreign currency translation adjustments	$44,009	$(22,752)
Unrealized (losses) gains on marketable securities, net of reclassification adjustments	(2,816)	524
Minimum pension liability adjustments, net of tax	(91,532)	(91,532)

Accumulated other comprehensive loss	$(50,339)	$(113,760)

     Comprehensive income is as follows:

	February 28,	February 29,
	2005	2004
Three months ended	$357,009	$259,625
Six months ended	716,418	617,631

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except share amounts or as otherwise disclosed)
(Unaudited)

5. GOODWILL

     The changes in the carrying amount of goodwill by reportable segment for the six months ended February 28, 2005 are as follows:

			Foreign currency
	Balance at	Additions/	translation	Ending balance at
	August 31, 2004	Adjustments(1)	adjustments	February 28, 2005
Communications & High Tech	$70,949	$3,316	$3,472	$77,737
Financial Services	43,668	8,304	1,824	53,796
Government	23,242	1,766	790	25,798
Products	46,402	4,485	1,734	52,621
Resources	30,221	1,995	758	32,974

Total	$214,482	$19,866	$8,578	$242,926

(1)	Includes an increase related to Accenture HR Services and reclassifications made in fiscal 2005.

6. PROFIT SHARING AND RETIREMENT PLANS

     In the United States and certain other countries, Accenture maintains and administers retirement plans and postretirement medical plans for certain active, retired and resigned Accenture employees. The components of net periodic pension and postretirement expense are as follows:

	Pension Benefits
	Three Months Ended
	February 28,		February 29,
	2005		2004
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Components of pension expense
Service cost	$14,000	$12,270	$11,312	$7,032
Interest cost	8,796	4,518	9,065	3,158
Expected return on plan assets	(10,723)	(3,765)	(6,184)	(1,810)
Amortization of transitional obligation	—	138	—	(55)
Amortization of loss (gain)	3,360	(276)	5,169	150
Amortization of prior service cost	323	308	618	23
Special termination benefits charge	—	(546)	—	—

Total	$15,756	$12,647	$19,980	$8,498

	Pension Benefits
	Six Months Ended
	February 28,		February 29,
	2005		2004
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Components of pension expense
Service cost	$28,000	$23,383	$22,624	$13,984
Interest cost	17,591	8,737	18,130	6,115
Expected return on plan assets	(21,446)	(7,048)	(12,368)	(3,525)
Amortization of transitional obligation	—	269	—	(111)
Amortization of loss (gain)	6,720	(535)	10,338	294
Amortization of prior service cost	645	592	1,236	45
Special termination benefits charge	—	341	—	—

Total	$31,510	$25,739	$39,960	$16,802

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Three Months Ended
	February 28,		February 29,
	2005		2004
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Components of postretirement expense
Service cost	$1,773	$413	$1,816	$449
Interest cost	1,384	448	1,292	420
Expected return on plan assets	(334)	—	(356)	—
Amortization of transitional obligation	20	—	20	(6)
Amortization of loss	373	24	600	17
Amortization of prior service cost	(200)	(68)	(200)	—

Total	$3,016	$817	$3,172	$880

	Postretirement Benefits
	Six Months Ended
	February 28,		February 29,
	2005		2004
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Components of postretirement expense
Service cost	$3,545	$863	$3,632	$898
Interest cost	2,767	923	2,584	840
Expected return on plan assets	(667)	—	(712)	—
Amortization of transitional obligation	40	—	40	(12)
Amortization of loss	746	46	1,200	34
Amortization of prior service cost	(401)	(68)	(400)	—

Total	$6,030	$1,764	$6,344	$1,760

7. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

     On December 20, 2004, a tender offer made to Accenture SCA Class I shareholders on November 16, 2004 by Accenture SCA and one of its subsidiaries resulted in the redemption and purchase of an aggregate of 3,463,488 Accenture SCA Class I common shares at a price of $24.61 per share. The total cash outlay for these transactions was $85,236. During the six months ended February 28, 2005, Accenture SCA purchased or redeemed 9,393,118 Accenture SCA Class I common shares with an aggregate purchase price of $235,676.

     At February 28, 2005, there was $912,546 available for open-market share purchases of Accenture Ltd Class A common shares and $2,135,158 of previously authorized funds available for the purchase, redemption and exchange of Accenture shares held by partners, former partners, their permitted transferees and employees.

     Effective as of February 18, 2005, Accenture awarded to certain of its highest-performing partners stock options to purchase approximately 15 million Accenture Ltd Class A common shares, having an aggregate fair market value, at the time of grant, of $170,000.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except share amounts or as otherwise disclosed)
(Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

Guarantees

     As a result of our increase in ownership of Accenture HR Services from 50 percent to 100 percent in February 2002, Accenture may be required to make additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. An amendment to the purchase agreement was signed in January 2005, increasing the guaranteed additional purchase price by $10,000 and decreasing the total amount of additional purchase price that Accenture may be required to make from $187,500 to $177,500. During the three months and six months ended February 28, 2005, Accenture made payments of $0 and $11,310, respectively. The remaining potential liability at February 28, 2005 was $164,470.

     In February 2005, Accenture signed an amendment to the Avanade, Inc. stockholders agreement. As a result of the amendment, there is no longer a fixed purchase price minimum or maximum payable by Accenture for the Avanade, Inc. shares not already owned by Accenture. Accenture now has the right to purchase substantially all of the remaining outstanding shares of Avanade, Inc. not owned by Accenture at fair market value if certain events occur. Accenture may also be required to purchase substantially all of the remaining outstanding shares of Avanade, Inc. at fair market value if certain events occur.

     Accenture has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by Accenture under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by Accenture and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, Accenture may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of Accenture’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2005, management was not aware of any obligations arising under indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of Accenture’s obligations for the performance of others is not expressly specified. As of February 28, 2005, Accenture estimates it had assumed an aggregate potential liability of approximately $719,827 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow Accenture to recover from the other parties all but approximately $44,232 if Accenture is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph.

Legal Contingencies

     At February 28, 2005, Accenture or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of Accenture believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of Accenture.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

     The reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Revenues before reimbursements and operating income by reportable operating segment are as follows:

	Three Months Ended
	February 28, 2005		February 29, 2004
	Revenues before	Operating	Revenues before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$982,088	$138,496	$930,812	$59,488
Financial Services	859,336	127,053	647,531	62,139
Government	521,111	13,343	467,926	43,271
Products	851,394	97,991	715,386	96,015
Resources	596,493	95,069	538,268	46,783
Other	3,100	—	2,286	(267)

Total	$3,813,522	$471,952	$3,302,209	$307,429

	Six Months Ended
	February 28, 2005		February 29, 2004
	Revenues before	Operating	Revenues before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$1,955,019	$287,825	$1,809,822	$134,520
Financial Services	1,666,029	222,479	1,293,580	165,819
Government	1,044,914	59,610	946,145	137,174
Products	1,713,592	183,859	1,416,527	229,852
Resources	1,160,885	176,329	1,092,895	147,204
Other	3,438	—	4,825	—

Total	$7,543,877	$930,102	$6,563,794	$814,569

     Reorganization benefits and restructuring costs were allocated to the reportable operating segments as follows:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Income (Expense)
Communications & High Tech	$8,898	$(26,998)	$7,156	$(5,288)
Financial Services	8,082	(23,619)	6,548	(4,668)
Government	5,661	(15,801)	4,545	(3,092)
Products	8,070	(23,531)	6,447	(4,597)
Resources	5,066	(17,489)	4,073	(3,395)

Total	$35,777	$(107,438)	$28,769	$(21,040)

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands of U.S. Dollars, except share amounts or as otherwise disclosed)
(Unaudited)

10. SUBSEQUENT EVENTS

     On March 7, 2005, a tender offer made to Accenture SCA Class I shareholders on February 1, 2005 by Accenture SCA and one of its subsidiaries resulted in the redemption or purchase of an aggregate of 18,745,917 Accenture SCA Class I common shares at a price of $26.30 per share. At the same time, a subsidiary of Accenture SCA purchased 314,038 Accenture Canada Holdings Inc. exchangeable shares at a price of $26.30 per share. The total cash outlay for these transactions was $501,277.

     On March 15, 2005, as a result of favorable final determinations of certain reorganization liabilities recorded in connection with our transition to a corporate structure in 2001, we recognized benefits of approximately $69,000.

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

Disclosure Regarding Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for this include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:

•	Our results of operations are materially affected by economic conditions, levels of business activity and rates of change in the industries we serve.

•	Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as in the past.

•	We may face damage to our professional reputation or legal liability if our clients are not satisfied with our services.

•	Our engagements with clients may not be profitable or may be terminated by our clients on short notice.

•	Our global operations pose complex management, foreign currency, legal, tax and economic risks, which we may not adequately address.

•	The consulting, technology and outsourcing markets are highly competitive and the pace of consolidation, as well as vertical integration, among our competitors continues to increase. As a result, we may not be able to compete effectively if we cannot efficiently respond to these developments in a timely manner.

•	If we are unable to attract, retain and motivate employees, we will not be able to compete effectively and will not be able to grow our business.

•	Our profitability will suffer if we are not able to maintain our pricing and utilization rates and control our costs. A continuation of current pricing pressures could result in permanent changes in pricing policies and delivery capabilities.

•	Our quarterly revenues, operating results and profitability will vary from quarter to quarter, which may result in increased volatility of our share price.

•	We continue to achieve greater percentages of revenues and growth through outsourcing. This strategy could result in higher concentrations of revenues and contributions to income from a smaller number of larger clients on customized outsourcing solutions or, in the case of more-standardized business process outsourcing services provided through our BPO businesses, from larger portfolios of clients for whom we provide similar services and solutions utilizing standard operating models. As our outsourcing business continues to grow, we may continue to experience increased pressure on our overall margins, particularly during the early stages of new outsourcing contracts.

•	On certain complex engagements where we partner with third parties, clients are increasingly demanding that we guarantee the performance of our business partners whom we do not control.

•	If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or attain an unqualified report from our independent auditors as to our internal controls as required as of the end of the current fiscal year, our reputation, our financial results and the market price of the Accenture Ltd Class A common shares could suffer.

•	We may experience difficulties with new business and financial systems implemented as of September 1, 2004 that could disrupt our ability to timely and accurately process and report key components of our results of operations and financial condition, although, to date, we have not experienced any significant difficulties.

•	Recent tax legislation, future legislation and negative publicity related to Bermuda companies such as Accenture Ltd, our parent, may lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions may infringe upon the intellectual property rights of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If our alliances do not succeed, we may not be successful in implementing our growth strategy.

•	We will continue to be controlled by Accenture Ltd, which in turn may continue to be controlled by our partners, whose interests may differ from those of our other shareholders.

•	The share price of Accenture Ltd Class A common shares may decline due to the large number of Class A common shares eligible for future sale.

•	We may need additional capital in the future, and this capital may not be available to us. The raising of additional capital may dilute shareholders’ ownership in us.

•	We are registered in Luxembourg, and a significant portion of our assets is located outside the United States. As a result, it may not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Luxembourg law differs from the laws in effect in the United States and may afford less protection to shareholders.

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

     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The strengthening economic recovery continues to stimulate the technology spending of many companies. We are continuing to see increasing numbers of opportunities from companies seeking both revenue-generating and cost-cutting initiatives. We expect revenue growth rates across our segments to continue to vary from quarter to quarter during fiscal 2005 as the economic recovery continues to take hold at different rates in different industries and geographic markets.

     Revenues before reimbursements for the three and six months ended February 28, 2005 were $3.81 billion and $7.54 billion, respectively, compared with $3.30 billion and $6.56 billion, respectively, for the three and six months ended February 29, 2004, an increase of 15% for both periods in U.S. dollars and 10% and 9%, respectively, in local currency terms.

     Outsourcing revenues before reimbursements for the three and six months ended February 28, 2005 were $1.51 billion and $2.86 billion, respectively, compared with $1.28 billion and $2.44 billion, respectively, for the three and six months ended February 29, 2004, an increase of 18% and 17%, respectively, in U.S. dollars and 13% and 12%, respectively, in local currency terms. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. While we expect that outsourcing will continue to deliver solid growth to our business over the remainder of this fiscal year, it is likely to grow overall at a slower rate than it did in fiscal 2004. The average size of most new outsourcing opportunities we see in the market continues to be smaller than those contracts we executed in the first six months of fiscal 2004. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.

     Consulting revenues before reimbursements for the three and six months ended February 28, 2005 were $2.30 billion and $4.68 billion, respectively, compared with $2.02 billion and $4.12 billion, respectively, for the three and six months ended February 29, 2004, an increase of 14% for both periods in U.S. dollars and 8% for both periods in local currency terms.

     We have certain contracts (the “NHS Contracts”) under which we have been engaged to design, develop and deploy new patient administration, assessment and care systems (the “Systems”) for the National Health Service in England (the “NHS”) and, subsequently, to provide ongoing operational services once these systems have been deployed. We have experienced temporary delays in our ability to deploy, as planned, a number of the Systems’ components. The delays in deployment have resulted in lower-than-expected revenues, margins, billings and cash flows to date. We are also continuing to carry unbilled services on the NHS Contracts in amounts significantly above our initial estimates. For the first six months of fiscal 2005, we have recorded losses attributable to these contracts of approximately $38 million. As of February 28, 2005, client financing and other assets attributable to this client totaled $349 million.

     We are continuing to work with the NHS to agree to alternative deployment plans and to consider different financing arrangements. Under our contracts with the NHS our ability to bill and collect the unbilled services we are carrying is subject to our ability to agree with our client on alternative deployment plans and to successful deployment. Based on agreeing to the alternative deployment plans currently under discussion, we expect that aggregate losses on the NHS Contracts for this fiscal year could be from $110 million to $150 million, and that client financing and other assets attributable to this client could total between $400 million and $460 million by our fiscal year end. Based on agreeing to these deployment plans, we currently expect contract losses to continue in fiscal 2006, but at levels less than those expected for this fiscal year. We expect further improved performance in fiscal 2007 and the contracts to achieve expected profitability over the remainder of their terms. The revenues and costs from the NHS Contracts are apportioned equally between our Government and Products operating groups.

     As a global company, our revenues are generated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the first six months of fiscal 2005, the strengthening of various currencies versus the U.S. dollar continued to result in favorable currency translation and increased our reported revenues, operating expenses and operating income. If the U.S. dollar strengthens against other currencies, the resulting unfavorable currency translation could decrease our reported U.S. dollar revenues, operating expenses and operating income and also result in our reported U.S. dollar revenue growth being lower than our growth in local currency terms.

     The primary categories of operating expenses are cost of services, sales and marketing costs, and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and by non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services; the chargeability, or utilization, of our client-service workforces; and the level of non-payroll costs associated with the continuing accelerated growth of new outsourcing contracts. Chargeability represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities; the development of new service offerings; the level of concentration of clients in a particular industry or market; and client-targeting, image-development and brand recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses include net reorganization benefits and costs and restructuring costs, which may vary substantially from quarter to quarter.

     Gross margins (revenues before reimbursements less cost of services before reimbursements) for the three months ended February 28, 2005 were 31% of revenues before reimbursements, compared with 33% for the three months ended February 29, 2004. This decrease was due primarily to the lower-than-expected margins attributable to temporary delays under the NHS Contracts and incurred and expected cost overruns associated with the development of reusable assets in connection with several client contracts. To a lesser extent, a number of delivery inefficiencies, including continuing staffing costs and higher subcontractor usage, also contributed to this decrease. We did not accrue variable compensation expense for the three months ended February 28, 2005, which partially offset the decrease in gross margins.

     Our cost-management strategy continues to be to anticipate changes in demand for our services and to identify cost-management initiatives. We aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

     Our attrition rate for the three months ended February 28, 2005 was 18%, lower than the 20% attrition rate we experienced in the first quarter of fiscal 2005. Increasing competition for scarce talent will likely present us with supply-and-demand and skill-level imbalance challenges in certain industry segments, skill sets and geographic regions for the remainder of fiscal 2005. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. We may need to continue to adjust compensation over the course of the year in certain industry segments, skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. Our ability to grow our business could also be adversely affected if we do not effectively assimilate substantial numbers of new employees into our workforces. These compensation adjustments and the additional costs of recruiting, hiring, training and assimilating increasing numbers of new employees could adversely affect our operating margins.

     Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 19% and 20%, respectively, for the three and six months ended February 28, 2005, compared with 20% and 21%, respectively, for the three and six months ended February 29, 2004.

     Operating income as a percentage of revenues before reimbursements for the three months ended February 28, 2005 increased to 12% from 9% for the three months ended February 29, 2004. This increase was primarily related to restructuring costs of $107 million recorded in fiscal 2004. Excluding reorganization and restructuring, operating income as a percentage of revenues before reimbursements for the three months ended February 28, 2005 decreased by 1.1 percentage points compared with the three months ended February 29, 2004. For both the six months ended February 28, 2005 and February 29, 2004, operating income as a percentage of revenues before reimbursements was 12%.

New Contract Bookings and Backlog

     New contract bookings for the three months ended February 28, 2005 were $4,875 million, a decrease of $2,774 million, or 36% from the three months ended February 29, 2004, with consulting bookings decreasing 3%, to $2,810 million, and outsourcing bookings decreasing 57%, to $2,065 million. New contract bookings for the six months ended February 28, 2005 were $8,905 million, a decrease of $3,795 million, or 30%, from the six months ended February 29, 2004, with consulting bookings decreasing 4% and outsourcing bookings decreasing 47%. The size and scope of many of our new outsourcing contract bookings have decreased when compared to new outsourcing contract bookings for the six months ended February 29, 2004. The decrease in new contract bookings were partially attributable to the signing of the two large NHS Contracts in the second quarter of fiscal 2004, which significantly increased new contract bookings for the three and six months ended February 29, 2004.

     We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, the timing of large new contract bookings can significantly affect the level of bookings in a particular quarter. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. New contract bookings include new contracts as well as renewals, extensions and additions to existing contracts. New contract bookings for prior-period amounts are not adjusted for currency fluctuations.

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

Segments/Operating Groups

     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes these are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating groups, due in part to the needs of our operating groups to tailor their workforces to meet the specific needs of their businesses. The shift in mix toward outsourcing contracts is not uniform among our operating groups and, consequently, neither is the impact on operating group results caused by this shift. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

     Revenues for each of our operating groups, geographic regions and types of work are as follows:

					Percent of Total Revenues
				Percent	Before Reimbursement for
	Three Months Ended		Percent	Increase	the Three Months Ended
	February 28,	February 29,	Increase	Local	February 28,	February 29,
	2005	2004	US$	Currency	2005	2004
	(in millions)
OPERATING GROUPS
Communications & High Tech	$982	$931	6%	1%	26%	28%
Financial Services	859	648	33	25	22	20
Government	521	468	11	7	14	14
Products	851	715	19	14	22	22
Resources	597	538	11	5	16	16
Other	3	2	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	3,813	3,302	15	10	100%	100%

Reimbursements	403	380	6

TOTAL REVENUES	$4,216	$3,682	15%

GEOGRAPHY
Americas	$1,542	$1,501	3%	2%	41%	45%
EMEA(1)	1,996	1,576	27	17	52	48
Asia Pacific	275	225	22	15	7	7

TOTAL Revenues Before Reimbursements	3,813	3,302	15	10	100%	100%

Reimbursements	403	380	6

TOTAL REVENUES	$4,216	$3,682	15%

TYPE OF WORK
Consulting	$2,301	$2,026	14%	8%	60%	61%
Outsourcing	1,512	1,276	18	13	40	39

TOTAL Revenues Before Reimbursements	3,813	3,302	15	10	100%	100%

Reimbursements	403	380	6

TOTAL REVENUES	$4,216	$3,682	15%

n/m = not meaningful
(1) EMEA includes Europe, the Middle East and Africa.

					Percent of Total Revenues
				Percent	Before Reimbursement for
	Six Months Ended		Percent	Increase	the Six Months Ended
	February 28,	February 29,	Increase	Local	February 28,	February 29,
	2005	2004	US$	Currency	2005	2004
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,955	$1,810	8%	4%	26%	28%
Financial Services	1,666	1,294	29	21	22	20
Government	1,045	946	10	6	14	14
Products	1,714	1,416	21	15	23	21
Resources	1,161	1,093	6	—	15	17
Other	3	5	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	7,544	6,564	15	9	100%	100%

Reimbursements	744	693	7

TOTAL REVENUES	$8,288	$7,257	14%

GEOGRAPHY
Americas	$3,084	$2,993	3%	2%	41%	45%
EMEA(1)	3,915	3,126	25	15	52	48
Asia Pacific	545	445	22	17	7	7

TOTAL Revenues Before Reimbursements	7,544	6,564	15	9	100%	100%

Reimbursements	744	693	7

TOTAL REVENUES	$8,288	$7,257	14%

TYPE OF WORK
Consulting	$4,686	$4,121	14%	8%	62%	63%
Outsourcing	2,858	2,443	17	12	38	37

TOTAL Revenues Before Reimbursements	7,544	6,564	15	9	100%	100%

Reimbursements	744	693	7

TOTAL REVENUES	$8,288	$7,257	14%

n/m = not meaningful
(1) EMEA includes Europe, the Middle East and Africa.

Three Months Ended February 28, 2005 Compared to Three Months Ended February 29, 2004

Revenues

Operating Groups

     Our Communications & High Tech operating group achieved revenues before reimbursements for the three months ended February 28, 2005 of $982 million, compared with $931 million for the three months ended February 29, 2004, an increase of 6% in U.S. dollars and 1% in local currency terms. The increase was primarily due to growth in consulting revenues across all industry groups and geographic regions, particularly in our Communications industry group. Outsourcing revenue growth in nearly all our regions and industry groups was more than offset by a decline in our Communications industry group’s outsourcing revenues in North America. The outsourcing revenue decline was due partly to a substantial reduction, which began in fiscal 2004, in the scope of our work with a major telecommunications client as a result of that client’s changing business strategies. This revenue decline will continue to adversely affect the operating group’s growth rates in outsourcing revenues for the next fiscal quarter as compared to the corresponding quarter of fiscal 2004.

     Our Financial Services operating group achieved revenues before reimbursements for the three months ended February 28, 2005 of $859 million, compared with $648 million for the three months ended February 29, 2004, an increase of 33% in U.S. dollars and 25% in local currency terms. Growth was driven by the strength of our business in both the Americas and EMEA regions, particularly in the United Kingdom, and in our Insurance and Banking industry groups, partially offset by a decline in our Capital Markets industry group.

     Our Government operating group achieved revenues before reimbursements for the three months ended February 28, 2005 of $521 million, compared with $468 million for the three months ended February 29, 2004, an increase of 11% in U.S. dollars and 7% in local currency terms. Results were driven by strong growth with clients in Europe and our Asia Pacific region. This growth was partially offset by a decrease in revenues from clients in the United States at the Federal, state and local levels.

     Our Products operating group achieved revenues before reimbursements for the three months ended February 28, 2005 of $851 million, compared with $715 million for the three months ended February 29, 2004, an increase of 19% in U.S. dollars and 14% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. Strong growth in outsourcing revenues was primarily due to our Retail & Consumer industry group, whereas our Health Services industry group contributed to our consulting revenue growth.

     Our Resources operating group achieved revenues before reimbursements for the three months ended February 28, 2005 of $597 million, compared with $538 million for the three months ended February 29, 2004, an increase of 11% in U.S. dollars and 5% in local currency terms. Strong growth in our EMEA region, particularly in the Energy industry group, more than offset a decline in our North America region.

Geography

     Our Americas region achieved revenues before reimbursements for the three months ended February 28, 2005 of $1,542 million, compared with $1,501 million for the three months ended February 29, 2004, an increase of 3% in U.S. dollars and 2% in local currency terms. A key contributor to this growth was our business in Brazil.

     Our Europe, Middle East and Africa (“EMEA”) region achieved revenues before reimbursements for the three months ended February 28, 2005 of $1,996 million, compared with $1,576 million for the three months ended February 29, 2004, an increase of 27% in U.S. dollars and 17% in local currency terms. A key contributor to this growth was our business in the United Kingdom, where revenues before reimbursements grew 32% in U.S. dollars and 22% in local currency terms over the same period in fiscal 2004, due primarily to several large contracts sold there in fiscal 2004. Also contributing to the strong growth in EMEA were our businesses in Germany, Italy, the Netherlands, Norway and Spain.

     Our Asia Pacific region achieved revenues before reimbursements for the three months ended February 28, 2005 of $275 million, compared with $225 million for the three months ended February 29, 2004, an increase of 22% in U.S. dollars and 15% in local currency terms. Our businesses in Australia and Japan continued to drive the growth in our Asia Pacific region.

Operating Expenses

     Operating expenses for the three months ended February 28, 2005 were $3,744 million, an increase of $369 million, or 11%, over the three months ended February 29, 2004. Operating expenses before reimbursements decreased as a percentage of revenues before reimbursements to 88% for the three months ended February 28, 2005 from 91% for the three months ended February 29, 2004. Excluding reorganization and restructuring, operating expenses before reimbursements as a percentage of revenues before reimbursements would have increased by 1.1 percentage points for the three months ended February 28, 2005 compared with the three months ended February 29, 2004.

     The strengthening of various currencies against the U.S. dollar increased our reported operating expenses for the three months ended February 28, 2005 compared with the three months ended February 29, 2004 and partially offset corresponding increases in reported revenues.

     During the three months ended February 28, 2005, we did not record any variable compensation expense, compared with $64 million in variable compensation expense recorded for the three months ended February 29, 2004.

Cost of Services

     Cost of services for the three months ended February 28, 2005 was $3,042 million, an increase of $449 million, or 17%, over the three months ended February 29, 2004, and increased as a percentage of revenues to 72% from 70% during this period. Cost of services before reimbursable expenses for the three months ended February 28, 2005 was $2,639 million, an increase of $426 million, or 19%, over the three months ended February 29, 2004 and increased as a percentage of revenues before reimbursements to 69% from 67% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 31% for the three months ended February 28, 2005 from 33% for the three months ended February 29, 2004.

     The increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to the lower-than-expected margins attributable to temporary delays under the NHS Contracts and incurred and expected cost overruns associated with the development of reusable assets in connection with several client contracts. To a lesser extent, a number of delivery inefficiencies, including continuing staffing costs and higher subcontractor usage, also contributed to this decrease. We did not accrue variable compensation expense for the three months ended February 28, 2005, which partially offset the decrease in gross margins.

Sales and Marketing

     Sales and marketing expense for the three months ended February 28, 2005 was $377 million, an increase of $18 million, or 5%, over the three months ended February 29, 2004 and decreased as a percentage of revenues before reimbursements to 10% for the three months ended February 28, 2005 from 11% for the three months ended February 29, 2004.

General and Administrative Costs

     General and administrative costs for the three months ended February 28, 2005 were $361 million, an increase of $45 million, or 14%, over the three months ended February 29, 2004 and remained flat as a percentage of revenues before reimbursements during that period.

Reorganization (Benefits) and Restructuring Costs

     During the three months ended February 28, 2005, Accenture recorded net reorganization benefits of $36 million. The current year benefit was primarily driven by final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. These benefits from final determinations were partially offset by interest on reorganization liabilities. At February 28, 2005, the remaining liability for reorganization costs was $468 million, of which $126 million was classified as current liabilities because final determinations could occur within 12 months. During the three months ended February 29, 2004, benefits from final determinations offset interest on reorganization liabilities.

     During the three months ended February 29, 2004 Accenture recorded restructuring costs of $107 million relating to the Company’s global consolidation of office space, primarily in the United States and United Kingdom. These costs include losses on operating leases and write-downs of related assets such as leasehold improvements resulting from abandoned office space. No restructuring costs were recorded for the three months ended February 28, 2005.

Operating Income

     Operating income for the three months ended February 28, 2005 was $472 million, an increase of $165 million, or 54%, over the three months ended February 29, 2004 and increased as a percentage of revenues before reimbursements to 12% from 9% during this period. Excluding reorganization and restructuring, operating income as a percentage of revenues before reimbursements would have decreased by 1.1 percentage points for the three months ended February 28, 2005 compared with the three months ended February 29, 2004.

     Operating income for each of the operating groups was as follows:

	Three Months Ended
				Increase (Decrease)
				Excluding
	February 28,	February 29,	Increase	Reorganization and
	2005	2004	(Decrease)	Restructuring
	(in millions)
Communications & High Tech	$139	$59	$80	$45
Financial Services	127	62	65	33
Government	13	43	(30)	(52)
Products	98	96	2	(30)
Resources	95	47	48	26

Total	$472	$307	$165	$22

     Reorganization benefits and restructuring costs were allocated to the reportable operating groups as follows:

	Three Months Ended
	February 28,	February 29,
Income (Expense)	2005	2004	Increase

	(in millions)
Communications & High Tech	$9	$(26)	$35
Financial Services	8	(24)	32
Government	6	(16)	22
Products	8	(24)	32
Resources	5	(17)	22

Total	$36	$(107)	$143

     Excluding the effects of reorganization and restructuring, operating income for the three months ended February 28, 2005 increased by $22 million over the three months ended February 29, 2004, reflecting increases in Communications & High Tech, Financial Services and Resources, which were partially offset by decreases in Government and Products. The following commentary excludes the effects of reorganization and restructuring:

•	Communications & High Tech operating income increased primarily due to lower-than-expected margins on three contracts in the second quarter of fiscal 2004 and higher gross margins in the second quarter of fiscal 2005, reflecting a higher proportion of consulting revenues.

•	The increase in Financial Services operating income reflected a 33% increase in revenues before reimbursements.

•	Government operating income decreased partly due to lower-than-expected margins attributable to temporary delays under the NHS Contracts, as well as cost overruns associated with the development of reusable assets in connection with certain client contracts and delivery inefficiencies on several other contracts.

•	Products operating income decreased, driven by the continued shift in the mix of our business toward outsourcing and lower-than-expected margins attributable to temporary delays under the NHS Contracts.

•	The increase in Resources operating income was driven by improved pricing and reduced delivery costs.

     The NHS Contracts will continue to adversely affect the operating income of our Government and Products operating groups for the remainder of this fiscal year and, to a lesser extent, for fiscal 2006.

Interest Income

     Interest income for the three months ended February 28, 2005 was $28 million, an increase of $13 million, or 85%, over the three months ended February 29, 2004. The increase resulted primarily from an increase in interest rates, as well as an increase in average investment (short-term and non-current) and average client financing balances during the three months ended February 28, 2005, compared with the average balances for the three months ended February 29, 2004.

Other (Expense) Income

     Other expense was $3 million for the three months ended February 28, 2005, compared with other income of $18 million for the three months ended February 29, 2004. The decrease in other income was primarily due to foreign currency exchange losses in fiscal 2005 compared with foreign currency exchange gains in fiscal 2004.

Provision for Income Taxes

     The effective tax rates for the three months ended February 28, 2005 and February 29, 2004 were 30.6% and 34.8%, respectively. The effective tax rate of 30.6% includes the effect of the reduction in the annual effective tax rate for fiscal 2005 from 34.0% to 32.3%, due to changes in our forecasted geographic mix of income and a reduction in reorganization liabilities.

Six Months Ended February 28, 2005 Compared to Six Months Ended February 29, 2004

Revenues

Operating Groups

     Our Communications & High Tech operating group achieved revenues before reimbursements for the six months ended February 28, 2005 of $1,955 million, compared with $1,810 million for the six months ended February 29, 2004, an increase of 8% in U.S. dollars and 4% in local currency terms. The increase was primarily due to growth in consulting revenues across all industry groups and geographic regions, particularly in our Communications industry group. Outsourcing revenue growth in nearly all our regions and industry groups was more than offset by a decline in our Communications industry group’s outsourcing revenues in North America. The outsourcing revenue decline was due partly to a substantial reduction, which began in fiscal 2004, in the scope of our work with a major telecommunications client as a result of that client’s changing business strategies. This revenue decline will continue to adversely affect the operating group’s growth rates in outsourcing revenues for the next fiscal quarter as compared to the corresponding quarter of fiscal 2004.

     Our Financial Services operating group achieved revenues before reimbursements for the six months ended February 28, 2005 of $1,666 million, compared with $1,294 million for the six months ended February 29, 2004, an increase of 29% in U.S. dollars and 21% in local currency terms. Growth was driven by the strength of our business in both the Americas and EMEA regions, particularly in the United Kingdom and in our Insurance and Banking industry groups.

     Our Government operating group achieved revenues before reimbursements for the six months ended February 28, 2005 of $1,045 million, compared with $946 million for the six months ended February 29, 2004, an increase of 10% in U.S. dollars and 6% in local currency terms. Results were driven by strong growth with clients in Europe and our Asia Pacific region. This growth was partially offset by a decrease in revenues from clients in the United States at the Federal, state and local levels.

     Our Products operating group achieved revenues before reimbursements for the six months ended February 28, 2005, of $1,714 million, compared with $1,416 million for the six months ended February 29, 2004 an increase of 21% in U.S. dollars and 15% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. All industry groups, particularly our Retail & Consumer industry group, contributed to the strong outsourcing revenue growth, whereas our Health Services and Retail & Consumer industry groups contributed to consulting revenue growth.

     Our Resources operating group achieved revenues before reimbursements for the six months ended February 28, 2005 of $1,161 million, compared with $1,093 million for the six months ended February 29, 2004, an increase of 6% in U.S. dollars and generally flat in local currency terms. Strong growth in our EMEA region, particularly in the Energy industry group, more than offset a decline in our North America region.

Geography

     Our Americas region achieved revenues before reimbursements for the six months ended February 28, 2005 of $3,084 million, compared with $2,993 million for the six months ended February 29, 2004, an increase of 3% in U.S. dollars and 2% in local currency terms. A key contributor was strong growth in our Brazilian business, partially offset by a decline in our Canadian business.

     Our Europe, Middle East and Africa (“EMEA”) region achieved revenues before reimbursements for the six months ended February 28, 2005 of $3,915 million, compared with $3,126 million for the six months ended February 29, 2004, an increase of 25% in U.S. dollars and 15% in local currency terms. A key contributor to this growth was our business in the United Kingdom, where revenues before reimbursements grew 41% in U.S. dollars and 29% in local currency terms over the same period in fiscal 2004. The growth in the United Kingdom was primarily due to several large contracts that were sold during fiscal 2004. Also contributing to the strong growth in EMEA were our businesses in Germany, Italy, the Netherlands, Norway and Spain.

     Our Asia Pacific region achieved revenues before reimbursements for the six months ended February 28, 2005 of $545 million, compared with $445 million for the six months ended February 29, 2004, an increase of 22% in U.S. dollars and 17% in local currency terms. Our businesses in Australia and Japan continued to drive the growth in our Asia Pacific region.

Operating Expenses

     Operating expenses for the six months ended February 28, 2005 were $7,358 million, an increase of $915 million, or 14%, over the six months ended February 29, 2004. Operating expenses before reimbursements as a percentage of revenues before reimbursements remained flat at 88% for the six months ended February 28, 2005 and February 29, 2004. Excluding reorganization and restructuring, operating expenses before reimbursements as a percentage of revenues before reimbursements would have increased by 0.8 percentage points for the six months ended February 28, 2005 compared with the six months ended February 29, 2004.

     The strengthening of various currencies against the U.S. dollar increased our reported operating expenses for the six months ended February 28, 2005 compared with the six months ended February 29, 2004 and partially offset corresponding increases in reported revenues.

     During the six months ended February 28, 2005, we recorded $43 million of net variable compensation expense, including a reduction of $7 million related to finalization of estimated payouts accrued for fiscal 2004, compared with $60 million in net variable compensation expense, including a reduction of $4 million related to fiscal 2003, for the six months ended February 29, 2004.

Cost of Services

     Cost of services for the six months ended February 28, 2005 was $5,898 million, an increase of $842 million, or 17%, over the six months ended February 29, 2004 and increased as a percentage of revenues to 71% from 70% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2005 was $5,154 million, an increase of $791 million, or 18%, over the six months ended February 29, 2004 and increased as a percentage of revenues before reimbursements to 68% from 66% during this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 32% from 34% during this period.

     The increase in cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to the lower-than-expected margins attributable to temporary delays under the NHS Contracts and incurred and expected cost overruns associated with the development of reusable assets in connection with several client contracts. To a lesser extent, a number of delivery inefficiencies, including continuing staffing costs and higher subcontractor usage, also contributed to this decrease.

Sales and Marketing

     Sales and marketing expense for the six months ended February 28, 2005 was $736 million, an increase of $27 million, or 4%, over the six months ended February 29, 2004, and decreased as a percentage of revenues before reimbursements to 10% from 11% during this period.

General and Administrative Costs

     General and administrative costs for the six months ended February 28, 2005 were $752 million, an increase of $97 million, or 15%, over the six months ended February 29, 2004 and remained flat as a percentage of revenues before reimbursements at 10% for the six months ended February 28, 2005 and February 29, 2004.

Reorganization (Benefits) and Restructuring Costs

     During the six months ended February 28, 2005 and February 29, 2004, Accenture recorded net reorganization benefits of $29 million and $86 million, respectively, primarily driven by final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. At February 28, 2005, the remaining liability for reorganization costs was $468 million, of which $126 million was classified as current liabilities because final determinations could occur within 12 months.

     During the six months ended February 29, 2004, Accenture recorded restructuring costs of $107 million relating to the Company’s global consolidation of office space, primarily in the United States and United Kingdom. These costs include losses on operating leases and write-downs of related assets such as leasehold improvements resulting form abandoned office space. No restructuring costs were recorded for the six months ended February 28, 2005.

Operating Income

     Operating income for the six months ended February 28, 2005 was $930 million, an increase of $115 million, or 14%, over the six months ended February 29, 2004 and remained flat as a percentage of revenues before reimbursements at 12% for the six months ended February 28, 2005 and February 29, 2004. Excluding reorganization and restructuring, operating income as a percentage of revenues before reimbursements would have decreased by 0.8 percentage points for the six months ended February 28, 2005, compared with the six months ended February 29, 2004.

     Operating income for each of the operating groups was as follows:

	Six Months Ended
				Increase (Decrease)
				Excluding
	February 28,	February 29,	Increase	Reorganization and
	2005	2004	(Decrease)	Restructuring
		(in millions)
Communications & High Tech	$288	$135	$153	$141
Financial Services	222	166	56	44
Government	60	137	(77)	(85)
Products	184	230	(46)	(57)
Resources	176	147	29	22

Total	$930	$815	$115	$65

     Reorganization benefits and restructuring costs were allocated to the reportable operating groups as follows:

	Six Months Ended
Income (Expense)	February 28, 2005	February 29, 2004	Increase

		(in millions)
Communications & High Tech	$7	$(5)	$12
Financial Services	7	(5)	12
Government	5	(3)	8
Products	6	(5)	11
Resources	4	(3)	7

Total	$29	$(21)	$50

     Excluding the effects of reorganization and restructuring, operating income increased by $65 million, reflecting increases in Communications & High Tech, Financial Services and Resources, which were partially offset by decreases in Government and Products. The following commentary excludes the effects of reorganization and restructuring:

•	Communications & High Tech operating income increased primarily due to lower-than-expected margins on three contracts in fiscal 2004 and higher gross margins in fiscal 2005, reflecting a higher proportion of consulting revenues.

•	The increase in Financial Services operating income reflected a 29% increase in revenues before reimbursements.

•	Government operating income decreased partly due to lower-than-expected margins attributable to temporary delays under the NHS Contracts, as well as cost overruns associated with the development of reusable assets in connection with certain client contracts and delivery inefficiencies on several other contracts.

•	Products operating income decreased, driven by the continued shift in the mix of our business toward outsourcing and lower-than-expected margins attributable to temporary delays under the NHS Contracts.

•	The increase in Resources operating income was driven by improved pricing and reduced delivery costs.

     The NHS Contracts will continue to adversely affect the operating income of our Government and Products operating groups for the remainder of this fiscal year and, to a lesser extent, for fiscal 2006.

Gain on Investments, Net

     Gain on investments, net was $15 million for the six months ended February 28, 2005, an increase of $11 million over the six months ended February 29, 2004. This reflects a gain on our retained interests in our venture and investment portfolio, which we sold in fiscal 2003.

Interest Income

     Interest income for the six months ended February 28, 2005 was $48 million, an increase of $23 million, or 88%, over the six months ended February 29, 2004. The increase resulted primarily from an increase in interest rates, as well as an increase in average investment (short-term and non-current) and average client financing balances during the six months ended February 28, 2005 compared with the average balances for the six months ended February 29, 2004.

Other (Expense) Income

     Other expense was $5 million for the six months ended February 28, 2005, compared with other income of $19 million for the six months ended February 29, 2004. The decrease in other income is primarily due to foreign currency exchange losses in fiscal 2005 compared with foreign currency exchange gains in fiscal 2004.

Provision for Income Taxes

     The effective tax rates for the six months ended February 28, 2005 and February 29, 2004 were 32.3% and 34.8%, respectively. The fiscal 2005 annual effective tax rate declined from 34.0% to 32.3% as a result of changes in our forecasted geographic mix of income and a reduction in reorganization liabilities. The fiscal 2004 effective tax rate was 32.0%.

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

     At February 28, 2005, cash and cash equivalents of $3,060 million combined with $702 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet, totaled $3,762 million. Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows, are summarized in the following table:

	Six Months Ended
	February 28, 2005	February 29, 2004	Increase (Decrease)
		(in millions)
Net cash provided by (used in):
Operating activities	$726	$993	$(267)
Investing activities	(199)	(401)	202
Financing activities	(125)	(144)	19
Effect of exchange rate changes on cash and cash equivalents	105	73	32

Net increase in cash and cash equivalents	$507	$521	$(14)

     Operating Activities. The $267 million decrease in cash provided was primarily due to an increase in net client balances (receivables from clients, unbilled services (current and non-current) and deferred revenues), planned variable compensation payments of $216 million and an increase in income taxes paid in fiscal 2005, partially offset by an increase in accounts payable and other non-current liabilities. The increase in net client balances was due to growth in revenues and an increase in total client financing, partially offset by an increase in client prepayments.

     Investing Activities. The $202 million decrease in cash used was primarily due to a decrease in net purchases of marketable securities. During the six months ended February 28, 2005 and February 29, 2004, we invested $116 million and $101 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment, and leasehold improvements to support our operations. We expect that our capital expenditures will be approximately $400 million in fiscal 2005.

     Financing Activities. The $19 million decrease in cash used was primarily driven by net proceeds from the issuance of short-term borrowings and lower net purchases of Accenture Ltd Class A common shares in fiscal 2005, partly offset by a net decrease in restricted cash of the predecessor to the Accenture Share Employee Compensation Trust.

     At February 28, 2005, we had the following borrowing capacity, including the issuance of letters of credit, available for general working capital purposes:

	Facility	Borrowings
	Amount	Outstanding
	(in millions)
Syndicated loan facility	$1,500	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	251	23
Local guaranteed and non-guaranteed lines of credit	240	—
Other short-term borrowings	n/a	10

Total	$1,991	$33

     We continue to be in compliance with the terms of these facilities.

     In addition to the short-term borrowings noted above, at February 28, 2005 and August 31, 2004 we had total outstanding debt of $49 million, which was primarily incurred in conjunction with our ownership of Accenture HR Services.

     In isolated circumstances, we agree to extend financing to clients. The terms vary by contract, but generally we contractually link payment for services to the achievement of specified performance milestones. We finance these client obligations primarily with existing working capital and bank financing in the country of origin. Information pertaining to client financing is as follows:

	February 28,	August 31,
	2005	2004
	(in millions, except number of clients)
Number of clients	34	40
Client financing included in current unbilled services	$423	$243
Client financing included in non-current unbilled services	288	212

Total client financing	$711	$455

     The increase in client financing from August 31, 2004 is primarily due to balances increasing at certain large contracts that were signed in fiscal 2004, including the NHS Contracts.

Share Purchases and Redemptions

     From time to time Accenture SCA and/or Accenture Ltd purchases, redeems and exchanges Accenture shares through open-market purchases and through purchases, redemptions and exchanges of shares held by partners, former partners and their permitted transferees. Accenture Ltd also purchases, pursuant to our RSU Sell-Back Program, certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. For a complete description of Accenture SCA’s share purchase and redemption activity for the three months ended February 28, 2005, see Item 2 of Part II, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”

Open-Market Purchases

     Since April 2002, Accenture Ltd has conducted a publicly announced, open-market share purchase program for Accenture Ltd Class A common shares through the Accenture Share Employee Compensation Trust (the “SECT”) and its predecessor trust. These trusts utilized purchased shares to provide for select employee benefits, such as equity awards to our partners. Shares held in the SECT and its predecessor trust have been treated as treasury shares of Accenture Ltd. Accenture Ltd dissolved the SECT in February 2005 after determining that it could continue to meet its obligations related to its compensation and employee benefit plans without the SECT. All remaining Accenture Ltd Class A common shares held by the

SECT were transferred to a subsidiary of Accenture Ltd and continue to be Accenture Ltd treasury shares. The dissolution of the SECT has no effect on Accenture Ltd’s publicly announced, open-market share purchase program, which it will continue through one or more subsidiaries of Accenture Ltd. During the six months ended February 28, 2005, an aggregate of 5,875,000 Accenture Ltd Class A common shares were purchased for an aggregate purchase price of $149 million.

Share Management Plan and RSU Sell-Back Program Transactions

     For a more detailed description of our Share Management Plan, see “Certain Transactions and Relationships—Share Management Plan” in our Annual Report on Form 10-K for the year ended August 31, 2004 and “Annex C: Share Management Plan” in Accenture Ltd’s proxy statement for the 2005 annual general meeting of shareholders.

     As we have previously announced, through our Share Management Plan, we intend for the remainder of fiscal 2005 to allow quarterly transactions to provide our partners, former partners and their permitted transferees with the opportunity to dispose of those shares that are currently eligible for transfer under the terms of the various transfer restrictions applicable to them. We may also approve the inclusion of additional shares that will become eligible for transfer on or before July 24, 2005 in these quarterly transactions. Accenture Ltd does not expect to permit the aggregate number of Accenture Ltd Class A common shares sold in any quarterly transaction in fiscal 2005 to exceed the average weekly volume of trading in the Accenture Ltd Class A common shares on the New York Stock Exchange for the four weeks prior to the start of these transactions. Based on recent weekly trading volumes and the methodology we use to determine the size of offers made to our partners, former partners and their permitted transferees who hold Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable preferred shares, in any future quarterly transaction we could expect to offer to purchase or redeem numbers of shares comparable to the numbers of shares offered in our March 7, 2005 transactions.

     On December 20, 2004 a tender offer made to Accenture SCA Class I shareholders on November 16, 2004 by Accenture SCA and one of its subsidiaries resulted in the redemption and purchase of an aggregate of 3,463,488 Accenture SCA Class I common shares at a price of $24.61 per share. The total cash outlay for these transactions was $85 million. During the six months ended February 28, 2005, $1.4 million was used to facilitate isolated redemptions of 54,630 Accenture SCA Class I common shares from the estates of deceased partners in accordance with the terms of the Accenture SCA Class I common shares. During the six months ended February 28, 2005, Accenture purchased or redeemed 9,393,118 Accenture SCA Class I common shares for an aggregate purchase price of $236 million.

     During the six months ended February 28, 2005, Accenture purchased 158,431 Accenture Ltd Class A common shares under the RSU Sell-Back Program for an aggregate purchase price of $4 million.

Senior Executive Compensation

     As previously announced, effective February 18, 2005, Accenture awarded to certain of its highest-performing partners stock options to purchase approximately 15 million Accenture Ltd Class A common shares, having an aggregate fair market value, at the time of grant, of $170 million. Beginning in fiscal 2006, the enhanced program for senior executives will expand the use of equity in the form of restricted share units, relative to cash and stock options, both as a reward at the time of a promotion and to recognize outstanding performance measured on an annual basis.

Other Redemptions and Purchases

     During the six months ended February 28, 2005, Accenture acquired 270,842 Accenture Ltd Class A common shares for a cost of $6.7 million from employees electing net share delivery under the Accenture Ltd 2001 Employee Share Purchase Plan and Accenture Ltd 2001 Share Incentive Plan.

Subsequent Developments

     On March 7, 2005, a tender offer made to Accenture SCA Class I shareholders on February 1, 2005 by Accenture SCA and one of its subsidiaries resulted in the redemption and purchase of an aggregate of 18,745,917 Accenture SCA Class I common shares at a price of $26.30 per share. At the same time, a subsidiary of Accenture SCA purchased 314,038 Accenture Canada Holdings Inc. exchangeable shares at a price of $26.30 per share. The total cash outlay for these transactions was $501 million.

     On March 15, 2005, as a result of favorable final determinations of certain reorganization liabilities recorded in connection with our transition to a corporate structure in 2001, we recognized benefits of approximately $69 million.

Off-Balance Sheet Arrangements

     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2005, we were not aware of any obligations under such indemnification agreements that would require material payments.

     From time to time, Accenture enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to the client. Under these arrangements, Accenture and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. To date, Accenture has not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, please see Footnote 8 (Commitments and Contingencies) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Newly Issued Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005.

     Accenture expects to adopt SFAS No. 123R on September 1, 2005. Adoption of SFAS No. 123R will not affect Accenture’s cash flows or financial position, but it will reduce reported income because Accenture currently uses the intrinsic value method as permitted by Opinion No. 25. Accordingly, no compensation expense is currently recognized for share purchase rights granted under the Company’s employee stock option and employee share purchase plans.

     Specifically, adopting SFAS No. 123R will result in Accenture recording compensation expense for employee stock options and employee share purchase rights. Had Accenture expensed employee stock options and employee share purchase rights under SFAS No. 123 for the three and six months ended February 28, 2005, the following reported items would have been reduced: income before income taxes by $50 million and $82 million, respectively; income before minority interest by $36 million and $58 million, respectively; and net income by $35 million and $57 million, respectively. Assuming the continuation of current programs, our preliminary estimate is that stock based compensation expense for fiscal 2006 will be in the range of $155 million to $175 million. This estimate includes expenses for fiscal 2006 related to the $170 million in stock options that were granted on February 18, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the three and six months ended February 28, 2005, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2004, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture SCA’s Annual Report on Form 10-K for the year ended August 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Based on their evaluation for the period covered by this Quarterly Report on Form 10-Q, the chief executive officer and the chief financial officer of Accenture Ltd have concluded that, as of the end of such period, Accenture SCA’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

PART II— OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; ISSUER PURCHASES OF EQUITY SECURITIES

     The following table provides information relating to the Company’s purchases of Accenture SCA Class I common shares for the second quarter of fiscal 2005. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources-Share Purchases and Redemptions.”

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans or	Publicly Announced
Period	Shares Purchased(1)	Paid per Share	Programs	Plans or Programs
December 1, 2004 – December 31, 2004
Class I common shares	3,463,488	$24.61	—	—
January 1, 2005 – January 31, 2005
Class I common shares	2,841,000	$25.84	—	—
February 1, 2005 – February 28, 2005
Class I common shares	1,800,000	$25.66	—	—
Total
Class I common shares(2)(3)(4)	8,104,488	$25.27	—	—

(1)	To date, the Board of Directors of Accenture Ltd has authorized an aggregate of $3.2 billion for Share Management Plan purchases and redemptions from our partners, former partners and their permitted transferees. At February 28, 2005, an aggregate of $2.1 billion remained available for Share Management Plan purchases and redemptions.

(2)	During the second quarter of fiscal 2005, Accenture SCA redeemed or purchased 3,463,488 Accenture SCA Class I common shares pursuant to an issuer tender offer. The share numbers in the table above do not reflect the issuer tender offer completed on March 7, 2005, pursuant to which Accenture SCA purchased or redeemed a total of 18,745,917 Accenture SCA Class I common shares. At the same time, a subsidiary of Accenture SCA purchased 314,038 Accenture Canada Holdings Inc. exchangeable shares at a price of $26.30 per share. These redemptions or purchases were made in transactions unrelated to publicly announced share plans or programs.

(3)	During the second quarter of fiscal 2005, Accenture SCA redeemed or purchased an aggregate of 41,000 Class I common shares at the request of former partners or the estates of deceased partners in transactions on terms similar to those provided for in the Articles of Association of Accenture SCA. The share numbers in the table above do not reflect the redemption or purchase of an aggregate of 272,025 Class I common shares at the request of former partners or the estates of deceased partners completed after February 28, 2005. These redemptions or purchases were made in transactions unrelated to publicly announced share plans or programs.

(4)	During the second quarter of fiscal 2005, Accenture SCA redeemed 4,600,000 Accenture SCA Class I common shares from Accenture Ltd in conjunction with Accenture Ltd’s publicly announced open-market share purchase program. These purchases were made in transactions unrelated to publicly announced share plans or programs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 17, 2005, Accenture SCA held its 2005 General Meeting of Shareholders, at which the shareholders voted upon: (1) the approval of Accenture SCA’s Consolidated Financial Statements for the year ended August 31, 2004; (2) the discharge of the general partner, commissaire aux comptes and supervisory board in connection with the fiscal year ended August 31, 2004; (3) the appointment of the members of Accenture SCA’s supervisory board; (4) the re-appointment of KPMG LLP as independent auditors for the fiscal year ending August 31, 2005; and (5) proposed amendments to the Articles of Association of Accenture SCA for the purpose of relocating into the Articles of Association of Accenture SCA existing contractual restrictions on transfers and redemptions of Accenture SCA Class I common shares held by partners of Accenture SCA, as described in Accenture SCA’s information statement filed with the SEC on December 27, 2004.

     Accenture SCA’s shareholders approved all of the items considered at the meeting. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

			Abstain/	Broker
	For(1)	Against	Withheld	Non-Votes
1. Approval of Accenture SCA’s Consolidated Financial Statements for the year ended August 31, 2004	1,002,456,332	0	0	*

2. Discharge of the general partner, commissaire aux comptes and supervisory board in connection with the fiscal year ended August 31, 2004	1,002,456,332	0	0	*
3. Appointment of the members of Accenture SCA’s supervisory board	1,002,456,332	0	0	*
4. Re-appointment of KPMG LLP	1,002,456,332	0	0	*

5. Amendments to Accenture SCA’s articles of association	1,002,456,332	0	0	*

*	Not applicable.

(1)	Consists of 531,498,024 Accenture SCA Class I common shares and 470,958,308 Accenture SCA Class II common shares present and entitled to vote at the meeting.

     For a description of matters submitted to a vote of security holders of Accenture Ltd during the three months ended February 28, 2005, please see Item 8.01 of our Form 8-K dated February 3, 2005 filed with the SEC on February 9, 2005.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, consolidated and updated as of January 17, 2005 (incorporated by reference to Exhibit 10.1 to the Accenture Ltd 10-Q filed on April 8, 2005)

9.1	Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto, as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the Accenture Ltd 10-Q filed on April 8, 2005)

10.1	Form of Bye-laws of Accenture Ltd, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Accenture Ltd 10-Q filed on April 8, 2005)

10.2	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto, as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the Accenture Ltd 10-Q filed on April 8, 2005)

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2005	ACCENTURE SCA

represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory

	By:	/s/ Michael G. McGrath
	Name: Title:	Michael G. McGrath Chief Financial Officer of Accenture Ltd,
General Partner of Accenture SCA