Form 10-Q
period 2006-05-31
ACCENTURE SCA
filed 2006-06-30
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-47913

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

The number of shares of the Registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 23, 2006 was 257,836,603.

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
May 31, 2006 and August 31, 2005
(In thousands of U.S. dollars, except share and per share amounts)

	May 31,	August 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,793,716	$2,483,990
Short-term investments	192,399	463,460
Receivables from clients, net of allowances of $46,312 and $40,821	2,001,091	1,752,937
Unbilled services, net of contract loss provision of $90,000 and $0	1,329,774	1,353,676
Deferred income taxes, net	103,988	121,386
Other current assets	502,194	509,818

Total current assets	6,923,162	6,685,267

NON-CURRENT ASSETS:
Unbilled services, net of contract loss provision of $358,700 and $0	117,659	472,430
Investments	148,806	262,873
Property and equipment, net of accumulated depreciation of $1,454,698 and $1,268,658	739,489	693,710
Goodwill	469,480	378,488
Deferred income taxes, net	445,674	291,033
Other non-current assets	166,901	173,551

Total non-current assets	2,088,009	2,272,085

TOTAL ASSETS	$9,011,171	$8,957,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$3,091	$13,681
Current portion of long-term debt	21,713	17,391
Accounts payable	803,711	807,317
Deferred revenues	1,609,103	1,284,303
Accrued payroll and related benefits	1,553,316	1,430,998
Income taxes payable	913,726	831,399
Deferred income taxes, net	79,384	42,609
Other accrued liabilities	736,931	503,435

Total current liabilities	5,720,975	4,931,133

NON-CURRENT LIABILITIES:
Long-term debt	25,589	44,116
Retirement obligation	778,126	753,558
Deferred income taxes, net	7,202	5,621
Other non-current liabilities	277,014	545,051

Total non-current liabilities	1,087,931	1,348,346

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	72,563	62,070
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 257,836,603 and 316,573,074 shares issued and outstanding as of May 31, 2006 and August 31, 2005, respectively	288,967	354,835
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 476,273,864 and 470,958,308 shares issued as of May 31, 2006 and August 31, 2005, respectively	537,048	529,281
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 719,388,904 and 654,720,380 shares issued as of May 31, 2006 and August 31, 2005, respectively	810,321	735,786
Restricted share units (related to Accenture Ltd Class A common shares)	466,550	365,708
Additional paid-in capital	3,303,771	3,017,187
Treasury shares, at cost: Class II common, 5,315,556 and zero shares at May 31, 2006 and August 31, 2005, respectively; Class III common, 178,037,453 and 128,969,153 shares at May 31, 2006 and August 31, 2005, respectively	(4,337,480)	(3,027,009)
Investment in Accenture Ltd shares, at cost, 11,770,770 and 2,353,924 shares at May 31, 2006 and August 31, 2005, respectively	(257,106)	(58,314)
Retained earnings	1,505,587	930,813
Accumulated other comprehensive loss	(187,956)	(232,484)

Total shareholders’ equity	2,129,702	2,615,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,011,171	$8,957,352

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005

REVENUES:
Revenues before reimbursements	$4,408,069	$4,078,573	$12,680,339	$11,622,450
Reimbursements	397,258	419,037	1,159,116	1,162,916

Revenues	4,805,327	4,497,610	13,839,455	12,785,366
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	2,954,184	2,669,056	9,037,490	7,823,445
Reimbursable expenses	397,258	419,037	1,159,116	1,162,916

Cost of services	3,351,442	3,088,093	10,196,606	8,986,361
Sales and marketing	453,709	421,238	1,255,723	1,157,100
General and administrative costs	362,051	382,430	1,101,164	1,134,723
Reorganization benefits, net	(51,999)	(66,099)	(54,030)	(94,868)

Total operating expenses	4,115,203	3,825,662	12,499,463	11,183,316

OPERATING INCOME	690,124	671,948	1,339,992	1,602,050
Gain on investments, net	15	4,672	3,245	19,305
Interest income	31,571	29,075	86,505	77,259
Interest expense	(4,852)	(6,373)	(14,095)	(18,989)
Other expense	(4,971)	(10,919)	(18,113)	(16,092)

INCOME BEFORE INCOME TAXES	711,887	688,403	1,397,534	1,663,533
Provision for income taxes	213,088	202,392	466,777	517,359

INCOME BEFORE MINORITY INTEREST	498,799	486,011	930,757	1,146,174
Minority interest in Accenture Canada Holdings Inc.	(2,365)	(2,442)	(4,462)	(5,873)
Minority interest — other	(2,692)	(2,054)	(7,240)	(5,789)

NET INCOME	$493,742	$481,515	$919,055	$1,134,512

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended May 31, 2006
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Restricted Share
							Units
							(Related
	Class I Common		Class II Common		Class III Common		to Accenture				Investment in			Accumulated
	Shares		Shares		Shares		Ltd Class	Additional	Treasury Shares		Accenture Ltd			Other
		No.		No.		No.	A Common	Paid-in		No.		No.	Retained	Comprehensive
	$	Shares	$	Shares	$	Shares	Shares)	Capital	$	Shares	$	Shares	Earnings	Loss	Total

Balance as of August 31, 2005	$354,835	316,573	$529,281	470,958	$735,786	654,721	$365,708	$3,017,187	$(3,027,009)	(128,969)	$(58,314)	(2,353)	$930,813	$(232,484)	$2,615,803
Comprehensive income:
Net income													919,055		919,055
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments														(2,272)	(2,272)
Foreign currency translation adjustments														46,599	46,599
Minimum pension liability adjustment, net of tax														201	201

Other comprehensive income														44,528

Comprehensive income															963,583
Income tax benefit on share-based compensation plans								58,418							58,418
Issuance and purchases of Class II and Class III common shares			7,767	5,316	8,667	5,932		155,369	(171,803)	(11,248)			(171,696)		(171,696)
Purchases of Accenture Ltd Class A common shares								(9,952)			(255,885)	(11,705)			(265,837)
Transfer of shares from Investment in Accenture Ltd											57,093	2,287			57,093
Share-based compensation expense							108,946	86,967							195,913
Purchases/redemptions of Accenture SCA
Class I common shares	(65,868)	(58,736)			65,868	58,736			(1,448,645)	(58,736)					(1,448,645)
Purchases/redemptions of Accenture SCA Class III common shares and Canada Holdings Inc. exchangeable shares								(8,404)	(161,148)	(5,778)					(169,552)
Issuances of Class A common shares related to employee share programs							(21,668)	(1,569)	471,125	21,378			(62,744)		385,144
Dividends							13,564						(109,841)		(96,277)
Minority interest								5,755							5,755

Balance as of May 31, 2006	$288,967	257,837	$537,048	476,274	$810,321	719,389	$466,550	$3,303,771	$(4,337,480)	(183,353)	$(257,106)	(11,771)	$1,505,587	$(187,956)	$2,129,702

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2006 and 2005
(In thousands of U.S. dollars)
(Unaudited)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$919,055	$1,134,512
Adjustments to reconcile Net income to net cash provided by operating activities —
Depreciation and amortization (including amortization of deferred charges)	229,033	206,989
Reorganization benefits, net	(54,030)	(94,868)
Gains on investments, net	(3,245)	(19,305)
(Gains) losses on disposal of property and equipment, net	(154)	4,268
Share-based compensation expense	200,530	61,352
Deferred income taxes, net	(98,641)	97,622
Minority interest	11,702	11,662
Other items, net	2,436	2,608
Change in assets and liabilities, net of acquisitions (1) —
Receivables from clients, net	(166,397)	(170,743)
Other current assets	18,619	22,202
Unbilled services, current and non-current	426,729	(609,393)
Other non-current assets	(12,993)	(9,988)
Accounts payable	(18,175)	235,924
Deferred revenues	228,037	413,076
Accrued payroll and related benefits	87,519	(85,524)
Income taxes payable	94,221	52,898
Other accrued liabilities	28,235	91,592
Other non-current liabilities	(34,856)	(24,961)

Net cash provided by operating activities	1,857,625	1,319,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	580,746	772,306
Purchases of available-for-sale investments	(190,049)	(852,804)
Proceeds from sales of property and equipment	13,172	3,270
Purchases of property and equipment	(209,166)	(186,513)
Purchases of businesses and investments, net of cash acquired	(124,874)	(6,865)

Net cash provided by (used in) investing activities	69,829	(270,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of retirement benefits to former pre-incorporation partners	(12,886)	(10,859)
Proceeds from issuance of common shares	385,144	251,649
Purchases of common shares	(1,998,637)	(1,070,798)
Proceeds from long-term debt	13,444	5,388
Repayments of long-term debt	(19,937)	(8,444)
Proceeds from short-term borrowings	38,860	39,198
Repayments of short-term borrowings	(49,626)	(51,102)
Cash dividends paid	(96,277)	—
Excess tax benefits from share-based payment arrangements	30,625	—

Net cash used in financing activities	(1,709,290)	(844,968)
Effect of exchange rate changes on cash and cash equivalents	91,562	15,724

NET INCREASE IN CASH AND CASH EQUIVALENTS	309,726	220,073
CASH AND CASH EQUIVALENTS, beginning of period	2,483,990	2,552,958

CASH AND CASH EQUIVALENTS, end of period	$2,793,716	$2,773,031

(1)	The change in the assets and liabilities, net of acquisitions, includes the impact of the $450,000 loss provision, net of usage of $20,176, recorded by the Company during the nine months ended May 31, 2006. See Footnote 8 (Commitments and Contingencies) to these Consolidated Financial Statements.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (together, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2005, included in the Company’s Annual Report on Form 10-K filed with the SEC on November 1, 2005. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2006. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

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

Revenue Recognition

Revenues from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services. During the three months ended February 28, 2006, the Company recorded a $450,000 contract loss provision associated with certain large, long-term contracts (the “NHS Contracts”) under which the Company has been engaged by the National Health Service in England (the “NHS”) to design, develop and deploy new patient administration, assessment and care systems for local healthcare providers. For information regarding the NHS Contracts, see Footnote 8 (Commitments and Contingencies) to these Consolidated Financial Statements below. Except for the loss provision recorded for the NHS Contracts, loss provisions have been insignificant.

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On September 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Three Months Ended		Nine Months Ended
	May 31, 2006		May 31, 2006
		Under APB		Under APB
	As Reported	No. 25	As Reported	No. 25

Income before income taxes	$711,887	$740,032	$1,397,534	$1,468,724
Income before minority interest	498,799	517,262	930,757	977,457
Net income	493,742	512,116	919,055	965,527
Cash flows from operating activities	805,570	807,655	1,857,625	1,888,250
Cash flows from financing activities	(191,836)	(193,921)	(1,709,290)	(1,739,915)

Results for fiscal 2005 have not been restated. The Company’s employees participate in Accenture’s various share programs and the expenses and costs associated with their participation are borne by the Company. Had compensation expense for employee stock options granted under the SIP and for employee share purchase rights under the ESPP been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the accelerated expense attribution method, the Company’s Net income for the three and nine months ended May 31, 2005 would have been reduced to the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	May 31, 2005	May 31, 2005

Net income as reported	$481,515	$1,134,512
Add: Share-based compensation expense already included in Net income as reported, net of tax and minority interest	21,123	55,713
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(67,252)	(159,162)

Subtotal	(46,129)	(103,449)

Pro forma net income	$435,386	$1,031,063

Share Incentive Plan

The SIP is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards to approved participants, including the Company’s senior executives and employees. A maximum of 375,000,000 Accenture Ltd Class A common shares are currently authorized for awards under the SIP. As of May 31, 2006, 165,780,654 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

A summary of information with respect to share-based compensation was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Total share-based compensation expense included in Net income	$73,132	$23,480	$200,530	$61,352
Income tax benefit related to share-based compensation included in Net income	$25,107	$2,177	$68,813	$5,742

Stock Options

Stock options are granted to the Company’s senior executives and other employees under the SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture Ltd Class A common shares on the date the option is granted. Options granted under the SIP are subject to cliff or graded vesting, generally ranging from three to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Stock option activity for the nine months ended May 31, 2006 was as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average Exercise	Term	Intrinsic
	Options	Price	(In Years)	Value

Options outstanding as of August 31, 2005	73,848,900	$18.27
Granted	425,378	$26.19
Exercised	(13,036,206)	$15.90
Expired or cancelled	(447,920)	$19.10
Forfeited	(964,167)	$23.08

Options outstanding as of May 31, 2006	59,825,985	$18.74	6.5	$548,045

Options exercisable as of May 31, 2006	39,666,039	$16.54	5.7	$450,502

Other information pertaining to option activity during the three and nine months ended May 31, 2006 was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Weighted average grant-date fair value of stock options granted	n/a	$10.68	$11.10	$11.30
Total fair value of stock options vested	$3,234	$6,680	$34,701	$33,287
Total intrinsic value of stock options exercised	$21,354	$10,085	$171,800	$54,186
     _ _

n/a	No stock options were granted during the three months ended May 31, 2006.

For the nine months ended May 31, 2006, cash received from the exercise of stock options was $207,263 and the income tax benefit realized from the exercise of stock options was $54,770. As of May 31, 2006, there was $63,451 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended May 31,
	2006(1)	2005
	Senior	Senior	Other
	Executives	Executives	Employees

Expected life (in years)	7.37	6.0	5.0
Risk-free interest rate	4.13%	4.02%	3.52%
Expected volatility	37%	41%	41%
Expected dividend yield	1%	0%	0%

(1)	No stock options were granted to “Other Employees” during the nine months ended May 31, 2006.

For the three and nine months ended May 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with SAB No. 107, “Share-Based Payment.” For the three and nine months ended May 31, 2005, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected volatility is based on historical volatility levels of Accenture Ltd Class A common shares. Expected dividend yield is based on historical dividend payments.

Restricted Share Units

Under the SIP, participants, including the Company’s senior executives and employees, may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from three to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity for the nine months ended May 31, 2006 was as follows:

		Weighted
	Number of	Average
	Restricted	Grant-Date
	Share Units	Fair Value

Nonvested balance as of August 31, 2005	18,122,113	$26.65
Granted	18,702,051	$25.68
Vested	(1,384,503)	$23.09
Forfeited	(1,162,216)	$21.04

Nonvested balance as of May 31, 2006	34,277,445	$23.74

As of May 31, 2006, there was $443,702 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years. As of May 31, 2006, there were 13,976,234 restricted share units vested but not yet delivered as Accenture Ltd Class A common shares.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Employee Share Purchase Plan

The ESPP is a nonqualified plan that allows eligible employee participants of the Company to purchase Accenture Ltd Class A common shares at a discount through after-tax payroll deductions. Under this plan, eligible employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $15 per calendar year) to purchase Accenture Ltd Class A common shares. The purchase price of the Accenture Ltd Class A common shares is 85% of the end of each offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares are currently authorized for issuance under the ESPP and, as of May 31, 2006, 32,371,514 shares were available for future issuance under the ESPP.

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

The Company’s restructuring activity was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Restructuring liability balance, beginning of period	$61,746	$87,073	$69,919	$102,761
Payments made	(4,984)	(4,456)	(16,219)	(22,506)
Other(1)	1,509	(5,149)	4,571	(2,787)

Restructuring liability, end of period	$58,271	$77,468	$58,271	$77,468

     _ _

(1)	Other primarily represents immaterial changes in lease estimates, imputed interest and foreign currency translation.

As of May 31, 2006, restructuring liabilities were $58,271, of which $17,293 was included in Other accrued liabilities and $40,978 was included in Other non-current liabilities. The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The Company’s reorganization activity was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2006	2005	2006	2005

Reorganization liability balance, beginning of period	$374,524	$467,827	$381,440	$454,042
Final determinations(1)	(57,683)	(72,552)	(72,321)	(114,791)
Changes in estimates	—	—	—	—

Benefit recorded	(57,683)	(72,552)	(72,321)	(114,791)
Interest expense accrued	5,684	6,453	18,291	19,923
Payments	—	—	—	—

Benefits, net of accrued interest and payments	(51,999)	(66,099)	(54,030)	(94,868)
Foreign currency translation	21,884	(21,653)	16,999	20,901

Reorganization liability, end of period	$344,409	$380,075	$344,409	$380,075

     _ _

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

As of May 31, 2006, reorganization liabilities of $264,328 were included in Other accrued liabilities because expirations of statutes of limitations could occur within 12 months, and reorganization liabilities of $80,081 were included in Other non-current liabilities. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.

4.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss were as follows:

	May 31,	August 31,
	2006	2005

Foreign currency translation adjustments	$3,563	$(43,036)
Unrealized losses on marketable securities, net of reclassification adjustments	(4,491)	(2,219)
Minimum pension liability adjustment, net of tax	(187,028)	(187,229)

Accumulated other comprehensive loss	$(187,956)	$(232,484)

Comprehensive income was as follows:

	May 31,
	2006	2005

Three months ended	$544,552	$418,309
Nine months ended	$963,583	$1,134,727

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5.	GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended May 31, 2006 were as follows:

			Foreign
	Balance at		Currency	Balance at
	August 31,	Additions/	Translation	May 31,
	2005	Adjustments(1)	Adjustments	2006

Communications & High Tech	$73,086	$11,469	$3,452	$88,007
Financial Services	51,569	4,249	2,039	57,857
Government	24,933	11,730	1,427	38,090
Products	196,937	48,409	4,868	250,214
Resources	31,963	1,990	1,359	35,312

Total	$378,488	$77,847	$13,145	$469,480

(1)	Additions/Adjustments primarily represent acquisitions made during the nine months ended May 31, 2006.

6.	PROFIT SHARING AND RETIREMENT PLANS

In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees of the Company. The components of net periodic pension and postretirement expense were as follows:

	Pension Benefits
	Three Months Ended May 31,
	2006		2005
Components of pension expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$16,103	$12,172	$12,382	$12,430
Interest cost	12,481	5,284	10,415	4,739
Expected return on plan assets	(13,080)	(4,949)	(10,723)	(3,892)
Amortization of loss (gain)	7,785	462	3,360	(247)
Amortization of prior service cost	287	380	324	301

Total	$23,576	$13,349	$15,758	$13,331

	Pension Benefits
	Nine Months Ended May 31,
	2006		2005
Components of pension expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$48,308	$37,176	$37,140	$35,813
Interest cost	37,442	15,796	31,248	13,476
Expected return on plan assets	(39,239)	(14,636)	(32,169)	(10,940)
Amortization of transitional obligation	—	—	—	269
Amortization of loss (gain)	23,355	1,381	10,080	(782)
Amortization of prior service cost	861	1,144	969	893
Special termination benefits charge	—	501	—	341

Total	$70,727	$41,362	$47,268	$39,070

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Three Months Ended May 31,
	2006		2005
Components of postretirement expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$2,526	$532	$1,774	$411
Interest cost	1,538	446	1,385	444
Expected return on plan assets	(355)	—	(335)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss	630	317	373	24
Amortization of prior service cost	(200)	(335)	(199)	(65)

Total	$4,159	$960	$3,018	$814

	Postretirement Benefits
	Nine Months Ended May 31,
	2006		2005
Components of postretirement expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans

Service cost	$7,577	$1,576	$5,319	$1,274
Interest cost	4,613	1,323	4,152	1,367
Expected return on plan assets	(1,064)	—	(1,002)	—
Amortization of transitional obligation	59	—	60	—
Amortization of loss	1,889	171	1,119	70
Amortization of prior service cost	(601)	(223)	(600)	(133)

Total	$12,473	$2,847	$9,048	$2,578

7.	MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Share Purchase Activity

Since April 2002, the Board of Directors of Accenture has authorized funding for redemptions and purchases of shares of Accenture held by certain current and former employees and their permitted transferees. The following table summarizes the application of these funds towards the Company’s share purchase activity during the nine months ended May 31, 2006:

	Shares	Amount

Available authorization as of August 31, 2005		$1,121,113
Purchases and redemptions(1)	34,617,613	(933,350)
Additional authorizations(2)		1,000,000

Available authorization as of May 31, 2006		$1,187,763

(1)	Includes the following purchase activity:

• 22,813,727 Accenture SCA Class I common shares redeemed or purchased for a total cash outlay of $674,126 and 340,187 Accenture Canada Holdings Inc. exchangeable shares purchased for a total cash outlay of $9,840;

• 11,231,941 Accenture Ltd Class A common shares purchased by a subsidiary of the Company for an aggregate purchase price of $242,725; and

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

• 231,758 shares purchased through the RSU Sell-Back Program whereby the Company offers to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with its initial public offering for a total cash outlay of $6,659. The RSU Sell-Back Program was terminated, effective March 1, 2006. All remaining funding authorizations for the RSU Sell-Back Program were reallocated and made available for use in the Company’s other share purchase programs.

(2)	On March 24, 2006, an additional $1,000,000 was authorized for redemptions and purchases under the Company’s share purchase programs.

In addition, on September 14, 2005, the Company made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase on October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The total cash outlay for this transaction was $774,519 and was separately authorized by the Board of Directors of Accenture.

During the nine months ended May 31, 2006, as authorized under its various employee equity share plans, the Company acquired 239,840 Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Class III Common Shares

Accenture SCA Class III common shares, including the lettered sub-series of this class, have a par value of 1.25 euros per share. Information related to all Class III common shares is as follows:

		May 31, 2006		August 31, 2005
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount

Class III	9,782,549,738	501,938,642	$565,007	437,270,118	$490,472
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	719,388,904	$810,321	654,720,380	$735,786

8.	COMMITMENTS AND CONTINGENCIES

Guarantees

As a result of its increase in ownership of Accenture HR Services from 50% to 100% in February 2002, the Company may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The remaining potential liability as of May 31, 2006 was $158,450.

The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to matters such as title to assets sold and licensed or certain intellectual property rights. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2006, management was not aware of any obligations arising under indemnification contracts that would require material payments.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client for the performance of others under the terms and conditions of the contract with or for the benefit of the client. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that as of May 31, 2006, it had assumed an aggregate potential liability of approximately $1,312,774 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $139,927 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.

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

Design, Development and Deployment of the Systems

The Company recognizes revenues in connection with the design, development and deployment of the Systems on the percentage-of-completion method of accounting under SOP 81-1. Estimates of contract revenues and costs in connection with the design, development and deployment of the Systems are subject to underlying estimates and assumptions, including, among others, those relating to the Company’s ability to design, develop and deploy the Systems on a timely basis; the ability of the Company’s subcontractors and others involved in the program to perform adequately and on a timely basis; the level and timing of demand for the Systems from local healthcare providers; and the Company’s and the NHS’ ability to agree on detailed implementation plans and other terms of the NHS Contracts.

During the nine months ended May 31, 2006, there were several developments that significantly increased the risks and uncertainties associated with the NHS Contracts and materially impacted the Company’s estimates of the contract revenues and costs that are expected to be recorded in connection with the design, development and deployment of the Systems. Due to these revised estimates, the Company recorded a $450,000 aggregate loss provision that was reflected in cost of services of its Government and Products operating groups for the three months ended February 28, 2006. During the three months ended May 31, 2006, the accrual for the contract loss provision was adjusted for foreign currency translation of $33,531 and usage of $20,176. The May 31, 2006 balance of $463,355 is recorded in the Consolidated Balance Sheet as a reduction of $448,700 of client financing included in Current and Non-current unbilled services and as a $14,655 contract loss liability.

If the Company’s estimates of contract revenues or costs for the design, development and deployment of the Systems are further negatively affected because one or more of its underlying estimates or assumptions proves to be incorrect or changing circumstances, including a change in its approach to the NHS Contracts, require the Company to modify one or more of its underlying estimates or assumptions, the Company may determine the need for additional loss provisions that could be material to its results of operations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Operational Services

The Company records costs as they are incurred and records revenues as the services are performed and amounts are earned in connection with the Operational Services. The Company has incurred annual losses in connection with the Operational Services. Further adverse developments in connection with the NHS Contracts could cause the Company to experience additional or increased levels of losses with respect to the Operational Services in the future that could be material to its results of operations. In particular, under the current billing arrangements, further delays in deployments of Systems could have a disproportionate, adverse impact on service revenue growth and, accordingly, losses.

Legal Contingencies

As of May 31, 2006, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of the Company believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.

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

The Company’s reportable operating segments are its five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Revenues before reimbursements and Operating income (loss) by reportable operating segment were as follows:

	Three Months Ended May 31,
	2006		2005
	Revenues Before		Revenues Before
	Reimbursements	Operating Income	Reimbursements	Operating Income

Communications & High Tech	$1,079,220	$173,516	$1,036,972	$222,520
Financial Services	921,676	125,542	909,421	163,218
Government	598,842	66,136	577,248	69,181
Products	1,116,766	229,951	932,680	117,381
Resources	687,412	94,979	620,564	99,648
Other	4,153	—	1,688	—

Total	$4,408,069	$690,124	$4,078,573	$671,948

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Nine Months Ended May 31,
	2006		2005
	Revenues Before		Revenues Before
	Reimbursements	Operating Income (Loss)	Reimbursements	Operating Income

Communications & High Tech	$3,152,853	$523,310	$2,991,991	$510,345
Financial Services	2,609,910	309,477	2,575,450	385,697
Government	1,794,648	(8,826)	1,622,162	128,791
Products	3,138,006	265,006	2,646,272	301,240
Resources	1,976,764	251,025	1,781,449	275,977
Other	8,158	—	5,126	—

Total	$12,680,339	$1,339,992	$11,622,450	$1,602,050

10.	SUBSEQUENT EVENT

In June 2006, the Company recorded a tax benefit of approximately $140,000, as a result of an expiration of a statute of limitations. The Company’s consolidated tax provision in its fiscal fourth quarter will include the impact of this benefit.

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

Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The current economic environment continues to stimulate the technology spending of many companies. We are also continuing to see an increase in the number of opportunities from companies seeking revenue-generating initiatives in the global economy in addition to cost-cutting initiatives. We continue to expect that revenue growth rates across our segments for the fourth quarter of fiscal 2006 may vary from prior quarters as economic conditions vary in different industries and geographic markets.

Revenues before reimbursements for the three and nine months ended May 31, 2006 were $4.41 billion and $12.68 billion, respectively, compared with $4.08 billion and $11.62 billion, respectively, for the three and nine months ended May 31, 2005, increases of 8% and 9%, respectively, in U.S. dollars and 11% and 12%, respectively, in local currency.

Outsourcing revenues before reimbursements for the three and nine months ended May 31, 2006 were $1.75 billion and $4.98 billion, respectively, compared with $1.58 billion and $4.44 billion, respectively, for the three and nine months ended May 31, 2005, increases of 11% and 12%, respectively, in U.S. dollars and 14% and 15%, respectively, in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.

Consulting revenues before reimbursements for the three and nine months ended May 31, 2006 were $2.66 billion and $7.70 billion, respectively, compared with $2.50 billion and $7.18 billion, respectively, for the three and nine months ended May 31, 2005, increases of 6% and 7%, respectively, in U.S. dollars and 10% for both the three and nine months ended May 31, 2006 and 2005 in local currency.

As previously reported, we have certain large, long-term contracts under which we have been engaged by the National Health Service in England to design, develop and deploy new patient administration, assessment and care systems for local healthcare providers and, subsequently, to provide ongoing operational services through 2013 once these systems have been deployed. During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with these contracts and materially impacted our estimates of the contract revenues and costs we expect to record in connection with the NHS Contracts (as defined below). To reflect our revised estimates with respect to design, development and deployment, we recorded a $450 million loss provision in the second quarter of fiscal 2006. During the third quarter of fiscal 2006, there were no significant developments affecting the loss provision estimates. In addition, in connection with the operational services, we expect losses in fiscal 2006 that are comparable to our aggregate losses on the NHS Contracts for fiscal 2005 and losses at similar levels in fiscal 2007. We expect to drive annual losses down significantly thereafter. See “— The NHS Contracts.”

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During fiscal 2005, the strengthening of various currencies versus the U.S. dollar resulted in favorable currency translation and increased our reported revenues, operating expenses and operating income. Beginning in the fourth quarter of fiscal 2005 and continuing through the nine months ended May 31, 2006, the U.S. dollar strengthened against other currencies, resulting in less-favorable currency translation and lower reported U.S. dollar revenues, operating expenses and operating income. As of the end of the third quarter of fiscal 2006, the U.S. dollar began to weaken against other currencies. If this trend continues in the fourth quarter of fiscal 2006, our U.S. dollar revenue growth may be higher than our growth in local currency terms. If the U.S. dollar strengthens in the fourth quarter of fiscal 2006, our U.S. dollar revenue growth may continue to be lower than our growth in local currency terms.

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

Effective September 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for employee stock options and for our employee share purchase plan. Had we expensed employee stock options and employee share purchase rights for the three and nine months ended May 31, 2005, we estimate that share-based compensation expense would have increased by $66 million and $148 million, respectively. For the nine months ended May 31, 2006, we have increased the use of restricted share units and reduced the use of stock options in our employee incentive awards, and we expect to continue to do so for the remainder of fiscal 2006, resulting in total share-based compensation expense that is comparable to our fiscal 2005 pro forma share-based compensation expense. For additional information, see Footnote 2 (Share-based Compensation) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements for the three and nine months ended May 31, 2006 were 33.0% and 28.7%, respectively, compared with 34.6% and 32.7%, respectively, for the three and nine months ended May 31, 2005. The decrease in gross margins as a percentage of revenues before reimbursements for the three months ended May 31, 2006 was principally due to higher share-based compensation expense as a result of the adoption of SFAS No. 123R. The decrease in gross margins as a percentage of revenues before reimbursements for the nine months ended May 31, 2006 was principally due to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006 and higher share-based compensation expense as a result of adoption of SFAS No. 123R.

Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.

Attrition in the third quarter of fiscal 2006 was 18%, up slightly from the second quarter of fiscal 2006, but consistent with our target and historical attrition rates. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. We have adjusted and may need to continue to adjust compensation over the course of the year in certain industry segments, skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition and if we do not effectively utilize and assimilate substantial numbers of new employees into our workforces.

Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 19% for both the three and nine months ended May 31, 2006, compared with 20% for both the three and nine months ended May 31, 2005. The decreases in these costs as a percentage of revenues before reimbursements were primarily due to lower spending in geographic facilities and technology costs and favorable effects of foreign currency exchange.

Operating income as a percentage of revenues before reimbursements decreased to 15.7% and 10.6%, respectively, for the three and nine months ended May 31, 2006, from 16.5% and 13.8%, respectively, for the three and nine months ended May 31, 2005. Had we expensed employee stock options and employee share purchase rights for the three and nine months ended May 31, 2005, we estimate that operating income as a percentage of revenues before reimbursements for the three and nine months ended May 31, 2005 would have decreased by 1.6 and 1.3 percentage points, respectively. The decrease in operating income as a percentage of revenues before reimbursements for the three months ended May 31, 2006 was principally due to higher share-based compensation expense as a result of the adoption of SFAS No. 123R. The decrease in operating income as a percentage of revenues before reimbursements for the nine months ended May 31, 2006 was principally due to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006 and higher share-based compensation expense as a result of adoption of SFAS No. 123R.

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

Design, Development and Deployment of the Systems

We recognize revenues in connection with the design, development and deployment of the Systems on the percentage-of-completion method of accounting under American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the periods in which they are first identified. If our estimates at any point indicate that costs will exceed revenues, a loss provision for the full anticipated loss is recorded in the period it is first identified.

Our estimates of contract revenues and costs in connection with the design, development and deployment of the Systems are subject to underlying estimates and assumptions, including, among others, those relating to our ability to design, develop and deploy the Systems on a timely basis; the ability of our subcontractors and others involved in the program to perform adequately and on a timely basis; the level and timing of demand for the Systems from local healthcare providers; and our and the NHS’ ability to agree on detailed implementation plans and other terms of the NHS Contracts. Each of these areas presents significant risks and challenges for us.

During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with the NHS Contracts and materially impacted our estimates of the contract revenues and costs that we expect to record in connection with the design, development and deployment of the Systems. These developments included, among other things, subcontractor performance issues, modification of our planned deployment approach, expectations of increased costs based upon current experience, and increased uncertainty as to timing and level of deployment demand.

Due to these developments, in the second quarter of fiscal 2006 we recorded a $450 million aggregate loss provision that was reflected in cost of services of our Government and Products operating groups. During the three months ended May 31, 2006, the accrual for the contract loss provision was adjusted for foreign currency translation of $34 million and usage of $20 million. The May 31, 2006 balance of $463 million is recorded in the Consolidated Balance Sheet as a reduction of $449 million of client financing included in Current and Non-current unbilled services and as a $15 million contract loss liability.

During the third quarter of fiscal 2006, there were no significant developments affecting the loss provision estimates. We continue to work with the NHS and others to resolve the software development and delivery issues, and to explore all options with respect to the NHS Contracts.

If our estimates of contract revenues or costs for the design, development and deployment of the Systems are further negatively affected because one or more of our underlying estimates or assumptions proves to be incorrect or changing circumstances, including a change in our approach to the NHS Contracts, require us to modify one or more of our underlying estimates or assumptions, we may determine the need for additional loss provisions that could be material to our results of operations.

Operational Services

We record costs as they are incurred and record revenues as the services are performed and amounts are earned in connection with the Operational Services. In connection with the Operational Services, we expect losses in fiscal 2006 that are comparable to our aggregate losses on the NHS Contracts for fiscal 2005 and losses at similar levels in fiscal 2007. We expect to drive annual losses down significantly thereafter. Further adverse developments in connection with the NHS Contracts could cause us to experience additional or increased levels of losses with respect to the Operational Services in the future that could be material to our results of operations. In particular, under the current billing arrangements, further delays in deployments of Systems could have a disproportionate, adverse impact on service revenue growth and, accordingly, losses.

Bookings and Backlog

New contract bookings for the three months ended May 31, 2006 were $5,571 million, an increase of $1,607 million, or 41%, from the three months ended May 31, 2005, with consulting bookings increasing by 9%, to $2,751 million, and outsourcing bookings increasing by 97%, to $2,820 million. New contract bookings for the nine months ended May 31, 2006 were $15,437 million, an increase of $2,568 million, or 20%, over the nine months ended May 31, 2005, with consulting bookings increasing by 10%, to $8,065 million, and outsourcing bookings increasing by 33%, to $7,372 million. The increase in new contract bookings for the first nine months of fiscal 2006 was attributable to strong contract signings in all geographic regions and all types of work.

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

Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues Before
			Percent	Percent	Reimbursements for
			Increase	Increase	the Three Months
	Three Months Ended May 31,		(Decrease)	Local	Ended May 31,
	2006	2005	US$	Currency	2006	2005
	(in millions)

OPERATING GROUPS
Communications & High Tech	$1,079	$1,037	4%	7%	24%	26%
Financial Services	922	909	1%	6%	21%	22%
Government	599	577	4%	7%	14%	14%
Products	1,117	933	20%	24%	25%	23%
Resources	687	621	11%	13%	16%	15%
Other	4	2	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	4,408	4,079	8%	11%	100%	100%

Reimbursements	397	419	(5)%

TOTAL REVENUES	$4,805	$4,498	7%

GEOGRAPHY
Americas	$2,018	$1,746	16%	14%	46%	42%
EMEA(1)	2,073	2,067	0%	7%	47%	51%
Asia Pacific	317	266	19%	25%	7%	7%

TOTAL Revenues Before Reimbursements	$4,408	$4,079	8%	11%	100%	100%

TYPE OF WORK
Consulting	$2,657	$2,498	6%	10%	60%	61%
Outsourcing	1,751	1,581	11%	14%	40%	39%

TOTAL Revenues Before Reimbursements	$4,408	$4,079	8%	11%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

Three Months Ended May 31, 2006 Compared to Three Months Ended May 31, 2005

Revenues

Our Communications & High Tech operating group achieved revenues before reimbursements of $1,079 million for the three months ended May 31, 2006, compared with $1,037 million for the three months ended May 31, 2005, an increase of 4% in U.S. dollars and 7% in local currency terms. The increase was primarily due to revenue growth in our Electronics & High Tech industry group across all geographic regions and consulting growth in our Asia Pacific region.

Our Financial Services operating group achieved revenues before reimbursements of $922 million for the three months ended May 31, 2006, compared with $909 million for the three months ended May 31, 2005, an increase of 1% in U.S. dollars and 6% in local currency terms. The increase was primarily driven by revenue growth in our Banking industry group across all regions and our Insurance industry group in our Asia Pacific and Americas regions. This revenue growth was partially offset by revenue declines in our Capital Markets industry group across all regions.

Our Government operating group achieved revenues before reimbursements of $599 million for the three months ended May 31, 2006, compared with $577 million for the three months ended May 31, 2005, an increase of 4% in U.S. dollars and 7% in local currency terms. The increase was primarily due to strong outsourcing revenue growth in our Americas and Asia Pacific regions, partially offset by temporary consulting revenue declines in our Asia Pacific region.

Our Products operating group achieved revenues before reimbursements of $1,117 million for the three months ended May 31, 2006, compared with $933 million for the three months ended May 31, 2005, an increase of 20% in U.S. dollars and 24% in local currency terms. A significant portion of the increase was driven by revenues recognized in connection with a contract termination in our Retail industry group in our EMEA region. In addition, Products experienced strong revenue growth in our Americas region, particularly in our Health & Life Sciences, Consumer Goods & Services and Industrial Equipment industry groups, and in our EMEA region, particularly in our Consumer Goods & Services and Industrial Equipment industry groups.

Our Resources operating group achieved revenues before reimbursements of $687 million for the three months ended May 31, 2006, compared with $621 million for the three months ended May 31, 2005, an increase of 11% in U.S. dollars and 13% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. We experienced strong growth in our Americas and Asia Pacific regions across our Chemicals and Energy industry groups. The Americas also experienced strong growth in Natural Resources and Utilities. Our EMEA region experienced strong growth in our Energy, Natural Resources and Chemicals industry groups, offset by a revenue decline in our Utilities industry group.

Our Americas region achieved revenues before reimbursements for the three months ended May 31, 2006 of $2,018 million, compared with $1,746 million for the three months ended May 31, 2005, an increase of 16% in U.S. dollars and 14% in local currency terms. Growth was primarily due to our business in the United States, Canada and Brazil.

Our EMEA region achieved revenues before reimbursements for the three months ended May 31, 2006 of $2,073 million, compared with $2,067 million for the three months ended May 31, 2005, flat in U.S. dollars and an increase of 7% in local currency terms. A significant portion of the increase was driven by revenues recognized in connection with a contract termination in our Retail industry group and also by growth in our business in Ireland, France and Italy, partially offset by a decline in our business in the United Kingdom. The U.S. dollars results, compared with the increase in local currency, is due to the strengthening of the U.S. dollar against other currencies, resulting in less-favorable currency translation and lower reported U.S. dollar revenues.

Our Asia Pacific region achieved revenues before reimbursements for the three months ended May 31, 2006 of $317 million, compared with $266 million for the three months ended May 31, 2005, an increase of 19% in U.S. dollars and 25% in local currency terms. The increase was primarily driven by our business in Japan, China and South Korea.

Operating Expenses

Operating expenses for the three months ended May 31, 2006 were $4,115 million, an increase of $290 million, or 8%, over the three months ended May 31, 2005. Operating expenses before reimbursements as a percentage of revenues before reimbursements remained flat at 84% for the three months ended May 31, 2006, compared with the three months ended May 31, 2005. Operating expenses for the three months ended May 31, 2006 included share-based compensation expense of $73 million, or 2%, of revenues before reimbursements, compared with share-based compensation expense of $23 million, or 1% of revenues before reimbursements, for the three months ended May 31, 2005. Had we expensed employee stock options and employee share purchase rights for the three months ended May 31, 2005, we estimate that operating expenses would have included $89 million in total share-based compensation expense, or 2% of revenues before reimbursements.

Cost of Services

Cost of services for the three months ended May 31, 2006 was $3,351 million, an increase of $263 million, or 9%, over the three months ended May 31, 2005, and increased as a percentage of revenues to 70% from 69% over this period. Cost of services before reimbursable expenses for the three months ended May 31, 2006 was

$2,954 million, an increase of $285 million, or 11%, over the three months ended May 31, 2005, and increased as a percentage of revenues before reimbursements to 67% from 65% over this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 33.0% from 34.6% during this period.

The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to higher share-based compensation expense as a result of our adoption of SFAS No. 123R.

Sales and Marketing

Sales and marketing expense for the three months ended May 31, 2006 was $454 million, an increase of $32 million, or 8%, from the three months ended May 31, 2005, and remained flat as a percentage of revenues before reimbursements at 10% for the three months ended May 31, 2006 compared with the three months ended May 31, 2005.

General and Administrative Costs

General and administrative costs for the three months ended May 31, 2006 were $362 million, a decrease of $20 million, or 5%, from the three months ended May 31, 2005, and decreased as a percentage of revenues before reimbursements to 8% from 9% during this period. The decrease is primarily due to lower geographic facilities and technology costs and favorable effects of foreign currency exchange.

Reorganization Benefits

We recorded net reorganization benefits of $52 million during the three months ended May 31, 2006, which included a $58 million reduction in reorganization liabilities offset by $6 million of interest expense associated with carrying these liabilities. At May 31, 2006, the remaining liability for reorganization costs was $344 million, of which $264 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During the three months ended May 31, 2005, we recorded net reorganization benefits of $66 million, which included a $73 million reduction in reorganization liabilities offset by a $7 million interest expense associated with carrying these liabilities. In both periods, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 3 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements above under Item 1, “Financial Statements.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.

Operating Income

Operating income for the three months ended May 31, 2006 was $690 million, an increase of $18 million, or 3%, from the three months ended May 31, 2005, and remained flat as a percentage of revenues before reimbursements at 16.0% during this period, compared with the prior-year period. Had we expensed employee stock options and employee share purchase rights for the three months ended May 31, 2005 and adjusted for reorganization benefits, operating income as a percentage of revenues before reimbursements for the three months ended May 31, 2005 would have decreased by 3.4 percentage points. Operating income for each of the operating groups was as follows:

	Three Months Ended May 31,
					Effect of
			Increase	Adjustments	Reorganization	Net Increase
	2006	2005	(Decrease)	(1)(2)	Benefits(2)(3)	(Decrease)(2)
	(in millions)

Communications & High Tech	$173	$223	$(50)	$16	$3	$(31)
Financial Services	126	163	(37)	16	5	(16)
Government	66	69	(3)	8	2	7
Products	230	117	113	15	3	131
Resources	95	100	(5)	11	2	8

Total	$690	$672	$18	$66	$15	$99

(1)	Adjustments represent the estimated amounts that would have been incurred had we expensed employee stock options and employee share purchase rights for the three months ended May 31, 2005.

(2)	May not total due to rounding.

(3)	Reorganization benefits recorded during the period were allocated to the reportable operating groups as follows:

	Three Months Ended May 31,
	2006(1)	2005(1)	Change(1)
	(in millions)

Communications & High Tech	$(14)	$(17)	$3
Financial Services	(12)	(17)	5
Government	(9)	(11)	2
Products	(14)	(17)	3
Resources	(9)	(11)	2

Total	$(58)	$(73)	$15

(1)	May not total due to rounding.

The following commentary includes the effect on Operating income had we expensed employee stock options and employee share purchase rights for the three months ended May 31, 2005, and adjusting for reorganization benefits recorded during the three months ended May 31, 2006 and 2005:

•	Communications & High Tech operating income decreased due to higher sales and marketing costs, partially offset by revenue growth and improved gross margins, primarily in our Asia Pacific regions.

•	Financial Services operating income decreased due to higher general and administrative costs, partially offset by revenue growth in our Banking industry group across all regions and by revenue growth in our Insurance industry group in our Asia Pacific and Americas regions.

•	Government operating income increased, driven by strong growth in outsourcing revenue and increased profitability on existing outsourcing contracts.

•	A majority of the Products operating income increase was driven by revenue recognized in connection with a contract termination in our Retail industry group in our EMEA region during the third quarter of fiscal 2006. In addition, Products operating income increased due to strong revenue growth in our Americas region, increased profitability on both consulting and outsourcing contracts, and lower combined sales and marketing and general and administrative costs.

•	Resources operating income increased due to strong revenue growth and lower sales and marketing costs.

Provision for Income Taxes

The effective tax rates for the three months ended May 31, 2006 and 2005 were 29.9% and 29.4%, respectively. Our expected fiscal 2006 annual effective tax rate declined to 33.4% in the third quarter of fiscal 2006 from 37.0% in the second quarter of fiscal 2006, primarily as a result of final determinations of reorganization liabilities and prior year tax liabilities during the quarter. Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

The third quarter 2006 annual effective tax rate is higher than the 2005 annual effective tax rate primarily because of higher benefits related to final determinations of prior year tax liabilities and reductions in reorganization liabilities in 2005.

In June 2006, we recorded a tax benefit of approximately $140 million, as a result of an expiration of a statute of limitations. Our consolidated tax provision in our fiscal fourth quarter will include the impact of this benefit.

Nine Months Ended May 31, 2006 Compared to Nine Months Ended May 31, 2005

					Percent of Total Revenues
				Percent	Before Reimbursements for
	Nine Months Ended May 31,		Percent	Increase Local	the Nine Months Ended May 31,
	2006	2005	Increase US$	Currency	2006	2005
	(in millions)

OPERATING GROUPS
Communications & High Tech	$3,153	$2,992	5%	8%	25%	26%
Financial Services	2,610	2,576	1%	5%	20%	22%
Government	1,795	1,622	11%	13%	14%	14%
Products	3,138	2,646	19%	22%	25%	23%
Resources	1,976	1,781	11%	13%	16%	15%
Other	8	5	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	12,680	11,622	9%	12%	100%	100%

Reimbursements	1,159	1,163	0%

TOTAL REVENUES	$13,839	$12,785	8%

GEOGRAPHY
Americas	$5,772	$4,872	18%	17%	46%	42%
EMEA(1)	5,998	5,946	1%	7%	47%	51%
Asia Pacific	910	804	13%	18%	7%	7%

TOTAL Revenues Before Reimbursements	$12,680	$11,622	9%	12%	100%	100%

TYPE OF WORK
Consulting	$7,699	$7,183	7%	10%	61%	62%
Outsourcing	4,981	4,439	12%	15%	39%	38%

TOTAL Revenues Before Reimbursements	$12,680	$11,622	9%	12%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

Revenues

Our Communications & High Tech operating group achieved revenues before reimbursements of $3,153 million for the nine months ended May 31, 2006, compared with $2,992 million for the nine months ended May 31, 2005, an increase of 5% in U.S. dollars and 8% in local currency terms. The increase was primarily due to revenue growth in our Electronics & High Tech industry group across all geographic regions, consulting growth in our Americas region and outsourcing growth in our EMEA and Asia Pacific regions.

Our Financial Services operating group achieved revenues before reimbursements of $2,610 million for the nine months ended May 31, 2006, compared with $2,576 million for the nine months ended May 31, 2005, an increase of 1% in U.S. dollars and 5% in local currency terms. The increase was driven by revenue growth in our Insurance and Banking industry groups, particularly in our Americas and Asia Pacific regions, partially offset by revenue declines in our EMEA region and in our Capital Markets industry group in our Americas region.

Our Government operating group achieved revenues before reimbursements of $1,795 million for the nine months ended May 31, 2006, compared with $1,622 million for the nine months ended May 31, 2005, an increase of 11% in U.S. dollars and 13% in local currency terms. The increase was primarily due to strong outsourcing revenue growth across all geographic regions, partially offset by temporary consulting revenue declines in our Asia Pacific region.

Our Products operating group achieved revenues before reimbursements of $3,138 million for the nine months ended May 31, 2006, compared with $2,646 million for the nine months ended May 31, 2005, an increase of 19% in U.S. dollars and 22% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. The increase was primarily driven by strong revenue growth in our Americas region, particularly in our Health & Life Sciences, Retail and Consumer Goods & Services industry groups. The increase was also driven by strong growth in our Consumer Goods & Services and Industrial Equipment industry groups in our EMEA region and revenues recognized in connection with a contract termination in our Retail industry group during the third quarter of fiscal 2006.

Our Resources operating group achieved revenues before reimbursements of $1,976 million for the nine months ended May 31, 2006, compared with $1,781 million for the nine months ended May 31, 2005, an increase of 11% in U.S. dollars and 13% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. We experienced strong revenue growth in our Chemicals, Energy and Natural Resources industry groups across all geographic regions. In our Utilities industry group, strong growth in the Americas region offset revenue declines in our EMEA and Asia Pacific regions.

Our Americas region achieved revenues before reimbursements for the nine months ended May 31, 2006 of $5,772 million, compared with $4,872 million for the nine months ended May 31, 2005, an increase of 18% in U.S. dollars and 17% in local currency terms. Growth was primarily due to our business in the United States, Canada and Brazil.

Our EMEA region achieved revenues before reimbursements for the nine months ended May 31, 2006 of $5,998 million, compared with $5,946 million for the nine months ended May 31, 2005, an increase of 1% in U.S. dollars and 7% in local currency terms. The increase was primarily due to growth in our business in Italy, Ireland, France, Belgium, Netherlands and Germany, partially offset by a decline in our business in the United Kingdom.

Our Asia Pacific region achieved revenues before reimbursements for the nine months ended May 31, 2006 of $910 million, compared with $804 million for the nine months ended May 31, 2005, an increase of 13% in U.S. dollars and 18% in local currency terms. The increase in revenues was primarily driven by our business in Australia, China, South Korea and Malaysia.

Operating Expenses

Operating expenses for the nine months ended May 31, 2006 were $12,499 million, an increase of $1,316 million, or 12%, over the nine months ended May 31, 2005. Operating expenses before reimbursements as a percentage of revenues before reimbursements increased to 89% for the nine months ended May 31, 2006 from 86% for the nine months ended May 31, 2005. Operating expenses for the nine months ended May 31, 2006 included share-based compensation expense of $201 million, or 2% of revenues before reimbursements, compared with share-based compensation expense of $61 million, or 1% of revenues before reimbursements, for the nine months ended May 31, 2005. Had we expensed employee stock options and employee share purchase rights for the nine months ended May 31, 2005, we estimate that operating expenses would have included $210 million in total share-based compensation expense, or 2% of revenues before reimbursements.

Cost of Services

Cost of services for the nine months ended May 31, 2006 was $10,197 million, an increase of $1,210 million, or 13%, over the nine months ended May 31, 2005, and increased as a percentage of revenues to 80% from 77% over this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2006 was $9,037 million, an increase of $1,214 million, or 16%, over the nine months ended May 31, 2005 and increased as a percentage of revenues before reimbursements to 71% from 67% over this period. Gross margins (revenues before reimbursements less cost of services before reimbursements) as a percentage of revenues before reimbursements decreased to 28.7% from 32.7% during this period.

The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to the $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, as well as higher share-based compensation expense as a result of adoption of SFAS No. 123R. See “— The NHS Contracts.”

Sales and Marketing

Sales and marketing expense for the nine months ended May 31, 2006 was $1,256 million, an increase of $99 million, or 9%, over the nine months ended May 31, 2005, and remained flat as a percentage of revenues before reimbursements at 10% for the nine months ended May 31, 2006, compared to the nine months ended May 31, 2005.

General and Administrative Costs

General and administrative costs for the nine months ended May 31, 2006 were $1,101 million, a decrease of $34 million, or 3%, over the nine months ended May 31, 2005, and decreased as a percentage of revenues before reimbursements to 9% from 10% during this period. The decrease is primarily due to favorable effects of foreign currency exchange and a decrease in geographic facilities and technology costs.

Reorganization Benefits

We recorded net reorganization benefits of $54 million during the nine months ended May 31, 2006, which included a $72 million reduction in reorganization liabilities offset by $18 million of interest expense associated with carrying these liabilities. At May 31, 2006, the remaining liability for reorganization costs was $344 million, of which $264 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During the nine months ended May 31, 2005, we recorded net reorganization benefits of $95 million, which included a $115 million reduction in reorganization liabilities offset by a $20 million interest expense associated with carrying these liabilities. In both periods, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 3 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements above under Item 1, “Financial Statements.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.

Operating Income

Operating income for the nine months ended May 31, 2006 was $1,340 million, a decrease of $262 million, or 16%, from the nine months ended May 31, 2005, and declined as a percentage of revenues before reimbursements to 10.6% during this period, compared with 13.8% during the prior-year period. Had we expensed employee stock options and employee share purchase rights for the nine months ended May 31, 2005 and adjusted for Reorganization benefits, operating income as a percentage of revenues before reimbursements for the nine months ended May 31, 2005 would have decreased by 2.3 percentage points. The decreases in operating income and operating income as a percentage of revenues before reimbursements were principally due to the $450 million aggregate loss provision associated with the NHS Contracts recorded by our Government and Products operating groups during the second quarter of fiscal 2006. As a result of the adverse impact of this loss provision on our results of operations, bonus compensation was $108 million lower than otherwise would have been recorded in the first six months of fiscal 2006 under the terms of our annual bonus plan. Accordingly, the loss provision associated with the NHS Contracts had the effect, after the impact on bonus compensation, of reducing our operating income by $342 million. See “— The NHS Contracts.” We now expect to incur annual bonus compensation expense based on our results for the second half of fiscal 2006. We accrued annual bonus compensation expense in the third quarter on that basis.

Operating income (loss) for each of the operating groups was as follows:

	Nine Months Ended May 31,
					Effect of
			Increase	Adjustments	Reorganization	Net Increase
	2006	2005	(Decrease)	(1)(2)	Benefit(2)(3)	(Decrease)(2)
	(in millions)

Communications & High Tech	$523	$510	$13	$35	$11	$59
Financial Services	310	386	(76)	35	11	(30)
Government	(9)	129	(138)	19	6	(113)
Products	265	301	(36)	35	9	8
Resources	251	276	(25)	24	6	5

Total	$1,340	$1,602	$(262)	$148	$43	$(71)

(1)	Adjustments represent the estimated amounts that would have been incurred had we expensed employee stock options and employee share purchase rights for the nine months ended May 31, 2005.

(2)	May not total due to rounding.

(3)	Reorganization benefits recorded during the period were allocated to the reportable operating groups as follows:

	Nine Months Ended May 31,
	2006(1)	2005(1)	Change(1)
	(in millions)

Communications & High Tech	$(17)	$(28)	$11
Financial Services	(15)	(26)	11
Government	(11)	(17)	6
Products	(18)	(27)	9
Resources	(11)	(17)	6

Total	$(72)	$(115)	$43

(1)	May not total due to rounding.

The following commentary includes the effect on Operating income (loss) had we expensed employee stock options and employee share purchase rights for the nine months ended May 31, 2005, and adjusting for reorganization benefits recorded during the nine months ended May 31, 2006 and 2005:

•	Communications & High Tech operating income increased due to revenue growth across all geographic regions and improved gross margins, primarily in our EMEA and Asia Pacific regions.

•	Financial Services operating income decreased due to delivery inefficiencies on a small number of contracts and higher combined sales and marketing and general and administrative costs, partially offset by revenue growth in our Insurance and Banking industry groups, particularly in our Americas and Asia Pacific regions.

•	Government recorded an operating loss principally due to a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, which was partially offset by strong gross margins in outsourcing and increased profitability on certain consulting contracts. See “— The NHS Contracts.”

•	Products operating income included a $225 million loss provision associated with the NHS contracts recorded during the second quarter of fiscal 2006. See “— The NHS Contracts.” Excluding the loss provision, Products experienced strong revenue growth in our Americas region, increased profitability on both consulting and outsourcing contracts, and lower combined sales and marketing and general and administrative costs. In addition, Products operating income was significantly impacted by revenues recognized in connection with a contract termination in our Retail industry group in our EMEA region during the third quarter of fiscal 2006.

•	Resources operating income increased due to strong revenue growth and lower sales and marketing costs, which were partially offset by delivery inefficiencies on a small number of contracts, planned increases in payroll costs and a temporary decline in staff utilization during the first six months of fiscal 2006.

Interest Income

Interest income for the nine months ended May 31, 2006 was $87 million, an increase of $9 million, or 12%, over the nine months ended May 31, 2005. The increase resulted primarily from an increase in interest rates and average client financing balances, which was offset by a decrease in average cash and investment balances for the nine months ended May 31, 2006, compared with the interest rates and average balances for the nine months ended May 31, 2005.

Provision for Income Taxes

The effective tax rates for the nine months ended May 31, 2006 and 2005 were 33.4% and 31.1%, respectively. Our expected fiscal 2006 annual effective tax rate declined to 33.4% in the third quarter of fiscal 2006 from 37.0% in the second quarter of fiscal 2006, primarily as a result of final determinations of reorganization liabilities and prior year tax liabilities during the quarter. Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

The third quarter 2006 annual effective tax rate is higher than the 2005 annual effective tax rate primarily because of higher benefits related to final determinations of prior year tax liabilities and reductions in reorganization liabilities in 2005.

In June 2006, we recorded a tax benefit of approximately $140 million, as a result of an expiration of a statute of limitations. Our consolidated tax provision in our fiscal fourth quarter will include the impact of this benefit.

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

As of May 31, 2006, cash and cash equivalents of $2,794 million combined with $324 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $3,118 million, compared with $3,185 million at August 31, 2005, a decrease of $67 million.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2006	2005	Change
	(in millions)

Net cash provided by (used in):
Operating activities	$1,858	$1,320	$538
Investing activities	70	(271)	341
Financing activities	(1,709)	(845)	(864)
Effect of exchange rate changes on cash and cash equivalents	91	16	75

Net increase in cash and cash equivalents	$310	$220	$90

Operating Activities.  The $538 million increase in cash provided was primarily due to increases in revenues and the related collections of billings during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005, partially offset by increased payments of accounts payable.

Investing Activities.  The $341 million increase in cash provided was primarily due to net proceeds from marketable securities in the first nine months of fiscal 2006 compared with net purchases of marketable securities in the first nine months of fiscal 2005, partially offset by an increase in purchases of businesses and investments.

Financing Activities.  The $864 million increase in cash used was primarily driven by a significant increase in purchases of common shares and the payment of $96 million in cash dividends, partially offset by a $133 million increase in cash received for Accenture Ltd Class A common shares issued under Accenture’s employee share programs. For additional information, see Footnote 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

We believe that our available cash balances and the cash flows expected to be generated from operations will be sufficient to satisfy our current and planned working capital and investment needs for the next twelve months. We also believe that our longer-term working capital and other general corporate funding requirements will be satisfied through cash flows from operations and, to the extent necessary, from our borrowing facilities and future financial market activities.

Borrowing Facilities

As of May 31, 2006, we had the following borrowing facilities, including the issuance of letters of credit, for general working capital purposes:

Facility Amount
(in millions)

Syndicated loan facility	$1,500
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	250
Local guaranteed and non-guaranteed lines of credit	138

Total	$1,888

As of May 31, 2006, we had $3 million and $162 million of short-term borrowings and letters of credit outstanding, respectively, and we continue to be in compliance with the terms of the above facilities.

In addition to the short-term borrowings noted above, we had total outstanding debt of $47 million as of May 31, 2006, which was primarily incurred in connection with our ownership of Accenture HR Services.

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

	May 31,	August 31,
	2006	2005
	(in millions, except number of clients)

Number of clients	26	29
Client financing included in Current unbilled services	$199	$262
Client financing included in Non-current unbilled services	476	472

Total client financing, current and non-current	675	734
Loss provision(1)	(449)	—

Total client financing, net of loss provision	$226	$734

(1)	The loss provision established during the second quarter of fiscal 2006 was associated with the NHS Contracts. See “— The NHS Contracts.”

Share Purchases and Redemptions

Set forth below is a summary of significant share purchase and redemption activity and developments during the first nine months of fiscal 2006. For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2006, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”

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

Beginning in the first quarter of fiscal 2006, our current and former senior executives who held Founder Shares were able to individually initiate the sale or redemption of eligible securities on a daily basis. Holders of Accenture SCA Class I common shares and ACHI exchangeable shares wishing to sell or redeem these shares must sell or redeem them to Accenture. During the three and nine months ended May 31, 2006, we purchased or redeemed an aggregate of 5,796,329 and 22,813,727 Accenture SCA Class I common shares, respectively, and 99,258 and 297,948 ACHI exchangeable shares, respectively, in individual transactions initiated by current and former senior executives, for total cash outlays of $175 million and $683 million, respectively.

To the best of our knowledge, as of May 31, 2006, our current and former senior executives directly or indirectly held approximately 362 million Founder Shares (or 43% of the combined issued and outstanding Accenture Ltd Class A common shares, Accenture SCA Class I common shares and ACHI exchangeable shares). Of these Founder Shares, approximately 312 million Founder Shares remain subject to the Transfer Restrictions and approximately 193 million Founder Shares are subject to the Senior Executive Trading Policy.

Subsequent Development

In June 2006, we recorded a tax benefit of approximately $140 million, as a result of an expiration of a statute of limitations. Our consolidated tax provision in our fiscal fourth quarter will include the impact of this benefit.

Off-Balance Sheet Arrangements

We have various agreements by which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2006, we were not aware of any obligations arising under indemnification contracts that would require material payments.

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

During the nine months ended May 31, 2006, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2005, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of Accenture SCA’s Annual Report on Form 10-K for the year ended August 31, 2005.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides additional information relating to purchases and redemptions by the Company of Accenture SCA Class I common shares and ACHI exchangeable shares during the third quarter of fiscal 2006.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Numberof Shares	Average Price	Publicly Announced	Publicly Announced Plans
Period	Purchased(1)	Paid per Share	Plans or Programs	or Programs

Accenture SCA
March 1, 2006 — March 31, 2006
Class I common shares	—	—	—	—
April 1, 2006 — April 30, 2006
Class I common shares	4,191,050	$29.86	—	—
May 1, 2006 — May 31, 2006
Class I common shares	1,605,279	$29.36	—	—
Total
Class I common shares(2)	5,796,329	$29.72	—	—
Accenture Canada Holdings Inc.
March 1, 2006 — March 31, 2006
Exchangeable shares	—	—	—	—
April 1, 2006 — April 30, 2006
Exchangeable shares	31,126	$29.46	—	—
May 1, 2006 — May 31, 2006
Exchangeable shares	68,132	$29.09	—	—
Total
Exchangeable shares(2)	99,258	$29.21	—	—

(1)	To date, the Board of Directors of Accenture has authorized an aggregate of $4.2 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under our Senior Executive Trading Policy and our prior Share Management Plan, including $1.0 billion authorized for use on March 24, 2006. As of May 31, 2006, an aggregate of $1.2 billion remained available for these purchases and redemptions.

(2)	During the third quarter of fiscal 2006, the Company redeemed and purchased a total of 5,796,329 Accenture SCA Class I common shares and 99,258 ACHI exchangeable shares from current and former senior executives and their permitted transferees.

Purchases and redemptions of Accenture SCA Class II and Class III common shares

Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.

During the third quarter of fiscal 2006, the Company redeemed 3,491,500 Accenture SCA Class III common shares from Accenture in conjunction with Accenture’s publicly announced open-market share repurchase program. These redemptions were made in transactions unrelated to publicly announced share plans or programs.

On four occasions during the third quarter, the Company, acting through its subsidiary Accenture International SARL, transferred an aggregate of 5,222,462 Accenture SCA Class III common shares to Accenture in connection with transactions related to Accenture’s issuance of its Class A common shares, delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under Accenture’s equity compensation plans. The dates of the transfers and the number of shares transferred were as follows:

Number of
Shares
Date of Transfer	Transferred
March 28, 2006	657,585
April 25, 2006	883,121
May 19, 2006	2,879,493
May 31, 2006	802,263

In each case, the Accenture SCA Class III common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not involve any public offering.

Accenture SCA Class III common shares are convertible into Accenture SCA Class II common shares by a resolution of an extraordinary meeting of the Company’s shareholders, passed in the manner provided by the Company’s Articles of Association, at a conversion ratio of 1 Accenture SCA Class III common share for 10 Accenture SCA Class II common shares.

Purchases and redemptions of Accenture Ltd Class A and Class X common shares

The following table provides information relating to the purchases by Accenture of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the third quarter of fiscal 2006. The Company’s management believes that the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture Ltd Class A common shares.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total Number		Purchased as Part of	Yet Be Purchased Under
	of Shares	Average Price	Publicly Announced	Publicly Announced Plans
Period	Purchased	Paid per Share	Plans or Programs(1)	or Programs(2)
				(in millions)

March 1, 2006 — March 31, 2006
Class A common shares	915,662	$29.64	900,000	$1,054
Class X common shares	—	—	—	—
April 1, 2006 — April 30, 2006
Class A common shares	806,428	$29.11	801,500	$1,031
Class X common shares	3,335,313	$0.0000225	—	—
May 1, 2006 — May 31, 2006
Class A common shares	2,229,820	$28.89	1,790,000	$978
Class X common shares	2,560,274	$0.0000225	—	—
Total
Class A common shares(1)(2)(3)(4)	3,951,910	$29.11	3,491,500
Class X common shares(5)	5,895,587	$0.0000225	—

(1)	Since April 2002, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the third quarter of fiscal 2006, an aggregate of 3,491,500 Accenture Ltd Class A common shares were purchased for an aggregate purchase price of $103 million. The Board of Directors of Accenture has authorized an aggregate of $2.1 billion for use in these open-market share purchases, including $500 million authorized for use on March 24, 2006. As of May 31, 2006, an aggregate of $978 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	In July 2002, we publicly announced our RSU Sell-Back Program, whereby we offer to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with our initial public offering. The RSU Sell-Back Program was terminated effective March 1, 2006. The approximately $119 million of remaining funds authorized for purchases under this program have been made available for purchases and redemptions of shares from our current and former senior executives and their permitted transferees.

(3)	During the third quarter of fiscal 2006, a subsidiary of the Company purchased 292,586 Accenture Ltd Class A common shares for an aggregate purchase price of $7.3 million. This transaction consisted of a purchase of Accenture shares received in connection with Accenture’s transition to a corporate structure held by a former senior executive.

(4)	During the third quarter of fiscal 2006, Accenture purchased 167,824 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under the Company’s various employee equity share plans.

(5)	During the third quarter of fiscal 2006, Accenture redeemed 5,895,587 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit Index:

Exhibit
Number	Exhibit

3.1	Form of Articles of Association of Accenture SCA, consolidated and updated as of June 28, 2005 (incorporated by reference to Exhibit 10.1 to the May 31, 2005 Accenture Ltd 10-Q)
3.2	Form of Bye-laws of Accenture Ltd, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the February 28, 2005 Accenture Ltd 10-Q)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 30, 2006
ACCENTURE SCA
represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory

By:	/s/ Michael G. McGrath
Name: Michael G. McGrath

Title:	Chief Financial Officer of
Accenture Ltd, general partner of
Accenture SCA