Form 10-K
period 2006-08-31
ACCENTURE SCA
filed 2006-10-19
CIK 1143908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2006
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
Class I common shares, par value €1.25 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
     The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2006 was approximately $8,610,251,559, based on the closing price of Accenture Ltd’s Class A common shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $32.66 per share, for which the registrant’s Class I common shares, par value €1.25 per share, are redeemable. There is no established public trading market for the registrant’s Class I common shares.
     The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of October 12, 2006 was 241,695,264.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Definitive Information Statement for the 2007 General Meeting of Shareholders      Part III

PART I
Disclosure Regarding Forward-Looking Statements
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations and our results of operations that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that might not prove to be accurate. Actual outcomes and results could differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in exchange rates, and the factors discussed below under the section entitled “Risk Factors.”
Available Information
     We do not maintain a website, so we do not make our filings available by website. We will provide, however, free of charge to any person who makes a request, electronic or printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. You may find, however, reports relating to our shares filed under Section 16(a) of the Exchange Act filed by the directors and executive officers of Accenture Ltd, (along with its subsidiary companies, “Accenture”), our general partner, on the Investor Relations section of Accenture’s website (http://investor.accenture.com). All persons acting on our behalf, including the directors and executive officers of Accenture, are subject to the terms of the Accenture Ltd Code of Business Ethics, a copy of which can be accessed on the Investor Relations section of Accenture’s website. Any amendments to, or waivers granted to the directors or officers of Accenture from a provision of the Accenture Ltd Code of Business Ethics will be disclosed, under existing Accenture policy, through the Investor Relations section of Accenture’s website.
     Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room may be obtained at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
     In this Annual Report on Form 10-K, we use the terms “we,” “our Company,” “our” and “us” to refer to Accenture SCA and its subsidiary companies. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.
ITEM 1. BUSINESS
Overview
     We are one of the world’s leading management consulting, technology services and outsourcing organizations, with approximately 140,000 employees; offices and operations in more than 150 cities in 49 countries; and revenues before reimbursements of $16.65 billion for fiscal 2006.
     Our “high performance business” strategy builds on our expertise in consulting, technology and outsourcing to help clients perform at the highest levels so they can create sustainable value for their customers, stakeholders and shareholders. We use our industry and business-process knowledge, our service offering expertise and our insight into and deep understanding of emerging technologies to identify new business and technology trends and formulate and implement solutions for clients under demanding time constraints. We help clients identify and enter new markets, increase revenues in existing markets, improve operational performance and deliver their products and services more effectively and efficiently.
     We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, we deliver competitively priced, high-value services that help our clients measurably improve business performance. Our global delivery model enables us to provide a complete end-to-end delivery capability by drawing on our global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.

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
     Our three growth platforms—business consulting, systems integration and technology, and outsourcing—are the innovation engines through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The subject matter experts within these areas work closely with the professionals in our operating groups to develop and deliver solutions to clients.
     Client engagement teams—which typically consist of industry experts, capability specialists and professionals with local market knowledge—leverage the full capabilities of our global delivery model to deliver price-competitive solutions and services.
Operating Groups
     The following table shows the organization of our five operating groups and their 17 industry groups. For financial reporting purposes, our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geographical areas (including long-lived asset information), see Footnote 15 (Segment Reporting) to our Consolidated Financial Statements below under “Financial Statements and Supplementary Data.”

Operating Groups

Communications & High Tech	Financial Services	Products	Resources	Government

• Communications	• Banking	• Automotive	• Chemicals	• Government
• Electronics & High Tech	• Capital Markets	• Consumer Goods & Services	• Energy
• Media & Entertainment	• Insurance	• Health & Life Sciences	• Natural Resources
		• Industrial Equipment	• Utilities
• Retail & Consumer
• Transportation & Travel Services
     Communications & High Tech
     We are a leading provider of business consulting, technology, systems integration and outsourcing services and solutions to the communications, electronics, high technology, media and entertainment industries. Our Communications & High Tech professionals help clients enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology, advanced communications network optimization, broadband and Internet protocol solutions, product innovation and digital rights management as well as systems integration, customer care, supply chain and workforce transformation services. In support of these services, we have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies and industry-leading practices can be applied in new and innovative ways to enhance our clients’ business performance. Our Communications & High Tech operating group comprises the following industry groups:
•	Communications. Our Communications industry group serves many of the world’s leading wireline, wireless, cable and satellite communications network operators and service providers. We provide a wide range of services designed to help our communications clients increase margins, improve asset utilization, improve customer retention, increase revenues, reduce overall costs and accelerate sales cycles. We offer a suite of reusable solutions, called Accenture Communications Solutions, designed to address major business and operational issues related to broadband and Internet protocol-based networks and services, including business intelligence, billing transformation, customer contact transformation, sales force transformation, service fulfillment and next-generation network optimization. Our Communications industry group represented approximately 62% of our Communications & High Tech operating group’s revenues before reimbursements in fiscal 2006.

•	Electronics & High Tech. Our Electronics & High Tech industry group serves the communications technology, consumer technology, enterprise technology, semiconductor, software and aerospace/defense segments. This industry group provides services in areas such as strategy, enterprise resource management, customer relationship management, supply chain management, software development, human performance, and merger/acquisition activities, including post-merger integration. We also offer a suite of reusable solutions, called Accenture High Tech Solutions, designed to address the industry’s major business and operational challenges, such as new product innovation and development, customer service and support, sales and marketing, and globalization.

•	Media & Entertainment. Our Media & Entertainment industry group serves the broadcast, entertainment (television, music and movie), print, publishing and portal industries. Professionals in this industry group provide a wide range of services, including digital content solutions designed to help companies effectively manage, distribute and protect content across numerous media channels.
     Financial Services
     Our Financial Services operating group focuses on the opportunities created by our clients’ needs to adapt to changing market conditions, including increased cost pressures, industry consolidation, regulatory changes, the creation of common industry standards and protocols, and the move to a more integrated industry model. We help clients meet these challenges through a variety of assets, services and solutions, including consulting and outsourcing strategies to increase cost efficiency and transform businesses, and customer relationship management initiatives that enable them to acquire and retain profitable customers and improve their cross-selling capabilities. Our Financial Services operating group comprises the following industry groups:
•	Banking. Our Banking industry group works with retail and commercial banks and diversified financial enterprises. We help these organizations develop and execute strategies to target, acquire and retain customers more effectively, expand product and service offerings, comply with new regulatory initiatives, and leverage new technologies and distribution channels. Our Banking industry group represented approximately 55% of our Financial Services operating group’s revenues before reimbursements in fiscal 2006.

•	Capital Markets. Our Capital Markets industry group helps investment banks, broker/ dealers, asset management firms, depositories, clearing organizations and exchanges improve operational efficiency and transform their businesses to remain competitive.

•	Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, develop Internet-based insurance businesses and improve the quality and consistency of risk selection decisions. Our Insurance industry group has also developed a claims management capability that enables insurers to provide better customer service while optimizing claims costs. We also provide a variety of outsourced solutions to help insurers improve working capital and cash flow, deliver permanent cost savings and enhance long-term growth. Our Insurance industry group represented approximately 31% of our Financial Services operating group’s revenues before reimbursements in fiscal 2006.
     Products
     Our Products operating group comprises the following industry groups:
•	Automotive. Our Automotive industry group works with auto manufacturers, suppliers, dealers, retailers and service providers. Professionals in this industry group help clients develop and implement innovative solutions focused on product development and commercialization, customer service and retention, channel strategy and management, branding, buyer-driven business models, cost reduction, customer relationship management and integrated supplier partnerships.

•	Consumer Goods & Services. Our Consumer Goods & Services industry group serves food, beverage, household goods and personal care, tobacco and footwear/apparel manufacturers around the world. We add value to these companies through service offerings designed to enhance performance by addressing critical elements of success, including sales and marketing productivity, customer and consumer insight, working capital productivity improvement, supply chain collaboration, and overhead productivity improvement.

•	Health & Life Sciences. Our Health & Life Sciences industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and pharmaceutical, biotechnology, medical products and other industry-related companies to improve the quality, accessibility and affordability of healthcare. Our key offerings include health clinical transformation, electronic health records and hospital back-office services in the provider/government segment; research and development transformation, commercial effectiveness and customer interaction, and integrated electronic compliance (manufacturing and supply chain) in the pharmaceuticals and medical products segment; and health information and data management, claims excellence/cost containment and health plan back-office services in the payor segment.

•	Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, construction, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology. We also help clients generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys innovative solutions in the areas of channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•	Retail. Our Retail industry group serves a wide spectrum of retailers and distributors, including supermarkets, specialty premium retailers and large mass-merchandise discounters. We provide service offerings that help clients address new ways of reaching the retail trade and consumers through precision marketing; maximize brand synergies and cost reductions in mergers and acquisitions; improve supply chain efficiencies through collaborative commerce business models; and enhance the efficiency of internal operations. Our Retail industry group represented approximately 31% of our Products operating group’s revenues before reimbursements in fiscal 2006.

•	Transportation & Travel Services. Our Transportation & Travel Services industry group serves companies in the airline, freight transportation, third-party logistics, hospitality, gaming, car rental, passenger rail and travel distribution industries. We help clients develop and implement strategies and solutions to improve customer relationship management capabilities, operate more-efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses. Through our Navitaire subsidiary, we offer airlines a range of services, including reservations, direct ticket distribution, revenue protection, decision support, passenger revenue accounting and revenue management on an outsourced basis.
     Resources
     Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders, deregulation fundamentally reforming the utilities industry and yielding cross-border opportunities, and an intensive focus on productivity and portfolio management in the chemicals industry, we are working with clients to create innovative solutions that are designed to help them differentiate themselves in the marketplace and gain competitive advantage. Our Resources operating group comprises the following industry groups:
•	Chemicals. Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and life science companies. We also have long-term outsourcing contracts with many industry leaders.

•	Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream and oil services companies. Our key areas of focus include helping clients optimize production, manage the hydrocarbon supply chain, streamline retail operations and realize the full potential of third-party enterprise-wide technology solutions. In addition, our multi-client outsourcing centers enable clients to increase operational efficiencies and exploit cross-industry synergies.

•	Natural Resources. Our Natural Resources industry group serves the forest products and metals and mining industries. We help lumber, pulp, papermaking, converting and packaging companies as well as iron, steel, aluminum, coal, copper and precious metals companies develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•	Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. The group’s work includes helping utilities transform themselves from regulated, and sometimes state-owned, local entities to global deregulated corporations, as well as developing diverse products and service offerings to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities and retail energy companies in North America. Our Utilities industry group represented approximately 42% of our Resources operating group’s revenues before reimbursements in fiscal 2006.
     Government
     Our Government operating group helps governments around the world transform to meet the challenges of a rapidly changing public-sector environment. We typically work with defense, revenue, human services, health, justice, postal and education authorities, and our clients are national, provincial or state-level government organizations, as well as local governments. Our work with clients in the U.S. Federal government represented approximately 36% of our Government operating group’s revenues before reimbursements in fiscal 2006.
     Our offerings help public-sector clients address their most pressing needs, including increasing operational efficiency, enhancing revenues, improving customer service, and ensuring the security of citizens and businesses. We work with clients to transform their customer-facing and back-office operations and enable services to be delivered through appropriate technologies. We also provide processing services in areas such as human resources, social services, transportation, collections and procurement.
     As governments are pressed to achieve higher performance levels with reduced resources, we are introducing innovative approaches derived from the private sector that are becoming increasingly popular with governments. For instance, Accenture has pioneered Public Service Value, a patent-pending approach that assesses the true value of the services that governments provide by measuring outcomes and quantifying results. This approach, which helps governments make decisions that directly improve services to citizens, is similar to the ways in which publicly traded companies measure shareholder value to enhance the value they deliver to shareholders.
     Growth Platforms
     Our business consulting, systems integration and technology, and outsourcing growth platforms are the skill-based “innovation engines” through which we develop our knowledge capital; build world-class skills and capabilities; and create, acquire and manage key assets central to the development of solutions for our clients. The professionals within these areas work closely with our operating groups to deliver integrated services and solutions to clients.
     Business Consulting
     Our business consulting growth platform is responsible for the development and delivery of our functional and industry consulting capabilities, working closely with the professionals in our operating groups. The growth platform comprises five service lines:
•	Customer Relationship Management. The professionals in our Customer Relationship Management (“CRM”) service line help companies acquire, develop and retain more profitable customer relationships. We offer a full range of innovative capabilities that address every aspect of CRM, including marketing, direct and indirect sales, customer service, field support and customer contact operations. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based upon that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. Together with our alliance partners, we bring these skills to our clients to help them accelerate growth, improve marketing and sales productivity and reduce customer-care costs—thus increasing the value of their customer relationships and enhancing the economic value of their brands.

•	Finance & Performance Management. The professionals in our Finance & Performance Management service line work with our clients’ finance and business unit executives to develop financial transaction processing, risk management and business performance reporting capabilities. Among the services we provide are strategic consulting with regard to the design and structure of the finance function; the establishment of shared service centers; and the configuration of enterprise resource planning platforms for streamlining transaction processing. Our finance capability services also address revenue cycle management, billing, credit risk and collection effectiveness, electronic invoicing and settlement, tax processing, lending and debt recovery. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals, who often utilize the resources of Accenture Finance Solutions, one of our Business Process Outsourcing (“BPO”) businesses, work with finance executives to develop and implement solutions that help them align their companies’ investments with their business objectives and establish security relating to the exchange of information to reporting institutions.

•	Human Performance. The professionals in our Human Performance service line work with clients on a wide range of workforce and organizational issues to deliver improved business and operational results. Our integrated approach and end-to-end capabilities include services and solutions in organization and change management, human resources (HR) administration, learning, knowledge management, performance management, talent management, HR IT systems implementation and overall transformation of key workforces. Through our Human Performance service line, we help companies and governments improve the efficiency and effectiveness of their HR services while lowering associated costs; deliver improvements in employee and workforce performance; and transform organizations through project-, program- and enterprise-level change management.

•	Strategy. Our Strategy professionals utilize a combination of strategy and operations experience to help senior executives translate insights into results at both the enterprise and business-unit level. With deep skills and capabilities in corporate strategy, corporate restructuring, growth and innovation strategies, mergers and acquisitions, merger integration, organization strategy, pricing strategy and profitability assessment, shareholder value analysis and strategic IT effectiveness, we help clients develop—and execute— pragmatic solutions that transform organizations and drive sustained high performance.

•	Supply Chain Management. The professionals in our Supply Chain Management service line work with clients across a broad range of industries to develop and implement supply chain operations strategies that enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in supply chain strategy, sourcing and procurement, supply chain planning, manufacturing and design, fulfillment and service management to help organizations achieve high performance. We work with clients to implement innovative consulting and outsourcing solutions that align operating models to support business strategies; optimize global operations; support profitable product launches; and enhance the skills and capabilities of the supply chain workforce.
Systems Integration and Technology
     Accenture provides a wide variety of systems integration and related technology services. Our key services in this area include:
•	Information Management Services. We provide services to help organizations manage the full range of their information needs to improve data quality, enhance decision-making capabilities and meet compliance requirements. This includes managing both structured data (business intelligence) and unstructured content (content management and portals).

•	Complex Solution Architecture. With deep skills and expertise in both J2EE (Java-based) and .NET technology architectures, we work with clients to address gaps in the functionality provided by commercial packaged applications; address technical aspects of the business process that are unique to a client; and develop customized technical solutions for business processes for which no packaged solutions are available.

•	Enterprise Architecture. We provide solutions that integrate information technology (“IT”) with business capabilities to provide a seamless operating environment for organizations. Our solutions provide a reference point for measuring both IT investment and results in the delivery roadmap that defines how IT systems need to change to drive future business growth and higher performance.

•	Enterprise Solutions. We implement a variety of application software—including SAP and Oracle, among others—to streamline business processes, systems and information and help organizations access, manage and exploit data to make more-informed business decisions.

•	Integration. We use a variety of technology architectures and platforms—including service-oriented architectures (see below), among others—and Web services standards to connect and streamline business processes, systems and information to reduce costs and improve business and IT performance.

•	Infrastructure Consulting Services. We provide solutions to help organizations optimize their IT infrastructures while reducing costs. From data center, operations engineering and network infrastructure to desktop and security solutions, our services enable clients to rationalize, standardize, secure and transform their IT infrastructures for improved performance of mission-critical business processes, applications and end users.

•	IT Strategy & Transformation. We help CEOs and CIOs with critical IT challenges, such as advising on IT investments based on bottom-line return, and help them understand how technologies can enable their business solutions and turn technology innovation into business results for competitive advantage.

•	Microsoft Solutions. Together with our alliance partner Microsoft and our Avanade subsidiary, we develop and deliver cost-efficient, innovative business solutions based on Microsoft Windows Server 2003 and other .NET technologies, leveraging our deep industry expertise and practical applications of leading-edge technologies.

•	Mobile Solutions. We help clients develop solutions that give their workforces access to key enterprise applications—including supply chain management, telematics, field force enablement, customer relationship management and customer database applications—through mobile devices and/or the Internet.

•	Service-Oriented Architecture. We help CIOs and business leaders unleash the potential of service-oriented architecture to enable improvement in IT efficiency and a more effective alignment between business processes and applications. Accenture guides organizations through a four-phased approach for designing and building flexible IT solutions that enable business process components to be assembled and used more efficiently to deliver distinctive business services and capabilities for higher performance.

•	Research & Development. We use new and emerging technologies to develop business solutions that we believe will be the drivers of our clients’ growth and enable them to be first to market with unique capabilities. Key areas of focus include information insight and sensor technologies.
     Outsourcing
     Accenture provides a wide range of outsourcing services, including business process outsourcing, application outsourcing and infrastructure outsourcing.
•	Business Process Outsourcing. We work with clients to develop and deliver business process innovations that transform their businesses and deliver higher performance levels at lower costs. Through our BPO services, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house. In addition to providing individual BPO services, we can bundle two or more business functions to provide clients with even greater efficiencies, control and cost savings.

We offer clients across all industries a variety of function-specific BPO services, including finance and accounting, human resources, learning, procurement and customer contact. Through several acquisitions in fiscal 2006, we enhanced our finance and accounting outsourcing capabilities in the areas of profit recovery and analytics and also expanded the range of back-office BPO capabilities to include those designed specifically for the middle market. We also offer specialized services tailored to clients in specific industries. For instance, we offer life insurers policy administration and management services, including high-volume transaction processing capabilities. We provide utilities companies with facilities and field services, as well as specialized customer care, finance and accounting, human resources, supply chain and information technology services. In addition, through our Navitaire subsidiary, we offer airlines a range of services, including reservations, direct ticket distribution, revenue protection, decision support, passenger revenue accounting and revenue management.

•	Application Outsourcing. Accenture takes a holistic approach to application outsourcing that goes beyond traditional cost-cutting measures, helping clients improve the total performance of application development and maintenance. We provide a wide array of application outsourcing services under flexible arrangements, managing custom or packaged software applications—including enterprise-wide applications such as SAP, PeopleSoft, Oracle and Siebel—over their complete development and maintenance life-cycles. The scope of services ranges from standardized, discrete application outsourcing services, including application testing, application management of enterprise-wide software programs (SAP, Oracle, PeopleSoft, etc.) and application outsourcing capacity services, to large-scale application enhancement and development for individual or multiple applications, as well as application portfolio rationalization and consolidation. We can also take end-to-end responsibility for all of a client’s information technology (“IT”) function, including infrastructure and operations, leveraging our shared services delivery groups and our application and infrastructure transformation consulting expertise to deliver significant gains in client productivity.

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

•	Infrastructure Outsourcing. We deliver an integrated set of managed infrastructure services encompassing all infrastructure functions—from network access and desktop management to remote technology support. Services can be delivered as discrete, standalone solutions or bundled with Accenture application outsourcing and BPO services. Our infrastructure outsourcing services include:
•	IT spend management —Asset management, as well as managed procurement and technology spend, to reduce overall IT non-salary spending;

•	Data center services —Hosting to support development and production environments, storage services, database management and messaging services;

•	Service desk —Single point of contact for support and online portal services to resolve front-line issues;

•	Security services —Identity management, intrusion and firewall protection, end-user device and messaging security, and policy and awareness;

•	Communications services —Data and voice network management, optimization and converged services; and

•	Workplace services —Lifecycle management for desktops, field services and mobile devices, and file and print services.
Global Delivery Model
     A key Accenture differentiator is our strategic global delivery model, which allows us to draw on the benefits of resources from around the world—including specialized business process and technology skills, foreign-language fluency, proximity to clients and time-zone advantages—to deliver high-quality solutions under demanding time-frames. Emphasizing quality, reduced risk, speed to market and predictability, our global delivery model enables us to provide clients with price-competitive services and solutions that drive higher levels of performance.
     A critical component of this capability is our Global Delivery Network, which comprises local Accenture professionals working at client sites around the world as well as more than 40 delivery centers—facilities where teams of Accenture technology and business-process professionals use proven assets to create business and technology solutions for clients. Our delivery centers improve the efficiency of our engagement teams through the reuse of processes, solution designs, infrastructure and software and by leveraging the experience of delivery center professionals.
     Professionals in our Global Delivery Network apply a systematic approach to delivering systems integration, application outsourcing and business processing outsourcing solutions and services delivery to create and capture proven, repeatable processes, methodologies, tools and architectures. This ability to build seamless global teams leveraging the right professionals with the right skills for each task enables Accenture to provide a complete end-to-end capability, with consistent Accenture processes around the globe. Client teams leverage our Global Delivery Network to deliver comprehensive, large-scale and customized solutions in less time than would be required for our clients to develop them independently.
     We continue to expand and enhance our Global Delivery Network, which we believe is a competitive differentiator for us. In fiscal 2006 we further expanded our Global Delivery Network by, among other things, increasing our activities in the application outsourcing and business process outsourcing areas and recruiting actively in key locations of our network, including in Eastern Europe, India, China and the Philippines. As of August 31, 2006, we had more than 48,000 people in our network globally, a net increase of approximately 12,000 people since the end of fiscal 2005.
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
     Almost all of our alliances are non-exclusive. Although individual alliance agreements do not involve direct payments to us that are material to our business, we generate significant revenues from services to implement our alliance partners’ products.
Research and Innovation
     We are committed to developing leading-edge ideas, as we believe that both research and innovation have been major factors in our success and will help us continue to grow in the future. We use our investment in research and development—on which we spent

$298 million, $243 million and $272 million in fiscal years 2006, 2005 and 2004, respectively—to help create, commercialize and disseminate innovative business strategies and technology.
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
Employees
     Our most important asset is our people, and we are deeply committed to the development of our employees. Our professionals receive significant and focused technical and managerial skills development training appropriate for their roles and levels within our company. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance review system and a competitive career philosophy that rewards individual performance and teamwork. We strive to maintain a work environment that reinforces our owner-operator culture and the collaboration, motivation, alignment of interests and sense of ownership and reward that this culture has fostered.
     As of August 31, 2006, we had approximately 140,000 employees worldwide.
Competition
     We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. We compete with a variety of companies with respect to our offerings, including:
•	Large multinational providers, including the service arms of large global technology providers, that offer some or all of the consulting, systems integration and technology, and outsourcing services that we do;

•	Off-shore service providers in lower-cost locations, particularly Indian providers, which offer a subset of the services we offer;

•	Niche solution or service providers which compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of consulting services.
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
     We recognize the increasing value of intellectual property in the marketplace and vigorously create, harvest and protect our intellectual property. At August 31, 2006, we had 1,368 patent applications pending in the United States and other jurisdictions and had been issued 230 U.S. patents and 125 non-U.S. patents in, among others, the following areas: goal-based educational simulation; virtual call centers; hybrid telecommunications networks; development architecture frameworks; emotion-based voice processing; mobile communications networks; location-based information filtering; and computerized multimedia asset systems. We intend to continue to vigorously identify, create, harvest and protect our intellectual property and to leverage our protected, differentiated assets and methodologies to provide superior value to our clients.
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
     In fiscal 2005, we developed and announced a new, broader career model for our highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaces internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to more than 4,300 of our highest-level employees, including those employees previously referred to as partners. However, for proper context, we continue to use the term “partner” in this report to refer to these persons in certain situations related to our reorganization and the period prior to our incorporation.

Accenture SCA Class I Common Shares
     After June 28, 2005, only our current and former senior executives and their permitted transferees continue to hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments.
     Subject to the transfer restrictions in Accenture SCA’s Articles of Association described below, Accenture SCA is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at any time at a redemption price per share generally equal to its current market value as determined in accordance with Accenture SCA’s Articles of Association. Under Accenture SCA’s Articles of Association, the market value of a Class I common share that is not subject to transfer restrictions will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture Ltd Class A common share as reported on the New York Stock Exchange (or on such other designated market on which the Class A common shares trade), net of customary brokerage and similar transaction costs, or (ii) if Accenture Ltd sells its Class A common shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture Ltd Class A common share on the New York Stock Exchange (or on such other market on which the Class A common shares primarily trade), net of customary brokerage and similar transaction costs. See “—Restrictions on the Transfer of Certain Accenture Shares—Articles of Association of Accenture SCA—Covered Person Transfer Restrictions” below for additional information on these transfer restrictions. Accenture SCA may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. This one-for-one redemption price and exchange ratio will be adjusted if Accenture Ltd holds more than a de minimis amount of assets (other than its interest in Accenture SCA and assets it holds only transiently prior to contributing them to Accenture SCA) or incurs more than a de minimis amount of liabilities (other than liabilities for which Accenture SCA has a corresponding liability to Accenture Ltd). We have been advised by our legal advisors in Luxembourg that there is no relevant legal precedent in Luxembourg quantifying or defining the term “de minimis.” In the event that a question arises in this regard, we expect that management will interpret “de minimis” in light of the facts and circumstances existing at the time in question. At this time, Accenture Ltd does not intend to hold any material assets other than its interest in Accenture SCA or to incur any material liabilities such that this one-for-one redemption price and exchange ratio would require adjustment and will disclose any change in its intentions that could affect this ratio. In order to maintain Accenture Ltd’s economic interest in Accenture SCA, Accenture Ltd generally will acquire additional Accenture SCA common shares each time additional Accenture Ltd Class A common shares are issued.
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
     Covered Person Transfer Restrictions. Accenture Ltd’s bye-laws contain transfer restrictions that apply to certain Accenture current and former senior executives who hold Accenture Ltd Class A common shares. We refer to these persons as “covered persons.” The Accenture Ltd shares covered by the transfer restrictions generally include any Accenture Ltd Class A common shares beneficially owned by a senior executive at the time in question and also as of or prior to the initial public offering of the Accenture Ltd Class A common shares in July 2001. We refer to the shares covered by these transfer restrictions as “covered shares.” Covered shares are no longer subject to these transfer restrictions upon their valid transfer by a covered person. Accenture Ltd’s bye-laws provide that each covered person is required, among other things, to:
•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to July 24, 2001 for a period of eight years thereafter;

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to July 24, 2001 as long as he or she is an employee of Accenture; and

•	comply with certain additional transfer restrictions imposed by or with the consent of Accenture from time to time, including in connection with offerings of securities by Accenture Ltd.
     Notwithstanding the transfer restrictions described in the immediately preceding paragraph:
•	Covered persons who continue to be employees of Accenture are permitted to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them as follows:

Cumulative percentage of shares
permitted to be transferred	Years after July 24, 2001
10%	1 year
25%	2 years
35%	3 years
45%	4 years
55%	5 years
65%	6 years
75%	7 years
100%	The later of (a) 8 years or (b) end of employment by Accenture
•	Covered persons retiring from Accenture at the age of 50 or above are permitted to transfer covered shares they own on an accelerated basis as follows:

Percentage of remaining
transfer restricted shares
Age at retirement	permitted to be transferred
56 or older	100%
55	87.5%
54	75%
53	62.5%
52	50%
51	37.5%
50	25%
•	In addition, a retired senior executive who reaches the age of 56 is permitted to transfer any covered shares he or she owns. Any remaining shares owned by retiring senior executives for which transfer restrictions are not released on an accelerated basis will be eligible to be transferred as if the retiring senior executive continued to be employed by Accenture.

•	Covered persons who became disabled before our transition to a corporate structure are permitted to transfer all of their covered shares. Current and former senior executives who have become disabled since our transition to a corporate structure are subject to the general transfer restrictions applicable to employees or, if disabled after the age of 50, benefit from the accelerated lapses of transfer restrictions applicable to retired senior executives.
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
     Subject to the foregoing, from time to time, pursuant to the provisions of Accenture Ltd’s bye-laws, the Board of Directors of Accenture Ltd or its designees may also approve limited relief from the existing share transfer restrictions for specified senior executives or groups of senior executives in connection with particular retirement, employment and severance arrangements that are determined to be in the best interests of the Company.
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
     Covered Person Transfer Restrictions. In addition, Accenture SCA’s Articles of Association also contain transfer restrictions that apply to certain Accenture current and former senior executives who hold Accenture SCA Class I common shares and are parties to the Accenture SCA transfer rights agreement, including redemptions by Accenture SCA and purchases by subsidiaries of Accenture Ltd. We refer to these persons as “covered persons.” The shares covered by these transfer restrictions generally include all Class I common shares owned by a covered person. We refer to the shares covered by these transfer restrictions as “covered shares.” Covered shares are no longer subject to these transfer restrictions upon their valid transfer by a covered person. Accenture SCA’s Articles of Association provide that each covered person is required, among other things, to:
•	except as described below, maintain beneficial ownership of his or her covered shares received on or prior to July 24, 2001 for a period of eight years thereafter;

•	maintain beneficial ownership of at least 25% of his or her covered shares received on or prior to July 24, 2001 as long as he or she is an employee of Accenture; and

•	comply with certain other transfer restrictions when requested to do so by Accenture. See “—Other Restrictions.”

     Notwithstanding the transfer restrictions described in the immediately preceding paragraph:
•	Covered persons who continue to be employees of Accenture are permitted to transfer a percentage of the covered shares received by them on or prior to July 24, 2001 and owned by them commencing on July 24, 2002 as follows:

Cumulative percentage of shares
permitted to be transferred	Years after July 24, 2001
35%	3 years
45%	4 years
55%	5 years
65%	6 years
75%	7 years
100%	The later of (a) 8 years or (b) end of employment by Accenture
•	Covered persons retiring at the age of 50 or above or who become disabled are granted accelerations of these provisions on terms identical to those applicable to Accenture Ltd Class A common shares held by covered persons and described under “—Accenture Ltd Bye-laws—Covered Person Transfer Restrictions” above.
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
Expiration of the Share Management Plan
     In April 2002 Accenture introduced our Share Management Plan for current and former senior executives. Coupled with the transfer restrictions imposed in connection with our transition to a corporate structure, our Share Management Plan transactions and programs have been effective in increasing our public float and broadening the ownership of Accenture Ltd Class A common shares, while providing for the orderly entry of our shares held by our current and former senior executives and their permitted transferees into the market. On July 24, 2005, certain restrictions contained in Accenture Ltd’s bye-laws and Accenture SCA’s Articles of Association that provided the basis for our Share Management Plan expired. For more historical information about the Share Management Plan, see the “Certain Transactions and Relationships” section in our Annual Report on Form 10-K for the fiscal year ended August 31, 2004 filed with the SEC on November 5, 2004.
Accenture Senior Executive Trading Policy
     In July 2005, Accenture implemented a Senior Executive Trading Policy applicable to our senior executives which provides, among other things, that all covered shares still held by actively employed senior executives but which are no longer restricted by transfer restrictions will be subject to company-imposed quarterly trading guidelines. These currently limit the total number of shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. The Senior Executive Trading Policy also prohibits senior executives from trading in any Accenture equity during any company-designated black-out period. We expect to rigorously enforce this policy. However, sanctions under this policy may be prospective in nature and there can be no guarantee that we can prohibit all individual transfers that may be attempted in breach of this policy. The Senior Executive Trading Policy was implemented, in part, due to the expiration of the Share Management Plan. Since July 24, 2005, holders of covered shares have been able to individually execute sales, redemptions or dispositions of those shares that are no longer subject to these charter provisions and, in the case of our senior executives, in compliance with the quarterly trading guidelines contained in the Senior Executive Trading Policy.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks That Relate to Our Business
Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.
     Our success depends on our ability to develop and implement consulting, systems integration and technology, and outsourcing services and solutions that anticipate and respond to rapid and continuing changes in technology, industry developments and client needs. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. Also, services, solutions and technologies offered by current or future competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully deliver client work.
The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.
     The consulting, systems integration and technology, and outsourcing markets are highly competitive. We compete with a variety of companies with respect to our offerings, including:
•	Large multinational providers, including the service arms of large global technology providers, that offer some or all of the consulting, systems integration and technology, and outsourcing services that we do;

•	Off-shore service providers in lower-cost locations, particularly Indian providers, which offer a subset of the services we offer;

•	Niche solution or service providers which compete with us in a specific geographic market, industry segment or service area, including companies that provide new or alternative products, services or delivery models; and

•	Accounting firms that are expanding or re-emphasizing their provision of consulting services.
     In addition, a client may choose to use its own resources rather than engage an outside firm for the types of services we provide.
     Some of our competitors may have larger customer bases and/or greater financial, marketing or other resources than we do. Larger and better-capitalized competitors may have enhanced abilities to compete for clients and skilled professionals. Additionally, some of our competitors, particularly those located in regions with lower costs of doing business, may be able to provide services and solutions at lower cost than we can, particularly in the more commoditized aspects of the outsourcing and systems integration markets. There is a risk that increased competition, particularly in the outsourcing market, could put downward pressure on the prices we can charge for our services and on our operating margins. Similarly, if our competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices without adversely affecting their profit margins. If we are unable to provide our clients with superior services and solutions at competitive prices, our results of operations may suffer.

     In addition, we may face greater competition from companies that have increased in size or scope as the result of strategic mergers. In particular, we continue to see consolidation activity among hardware manufacturers, software developers and vendors, and service providers. This vertical integration may result in greater convergence among previously separate technology functions or reduced access to products, and may adversely affect our competitive position.
Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.
     Global economic and political conditions affect our clients’ businesses and the markets they serve. A significant or prolonged economic downturn or a negative or uncertain political climate could adversely affect our clients’ financial condition and the levels of business activity of our clients and the industries we serve. This may reduce our clients’ demand for our services or depress pricing of those services and have a material adverse effect on our results of operations. Changes in global economic conditions could also shift demand to services for which we do not have competitive advantages, and this could negatively affect the amount of business that we are able to obtain.
Our work with government clients exposes us to additional risks inherent in the government contracting process.
     Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:
•	Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments could result in changes in scope or in termination of our projects.

•	Government entities often reserve the right to audit our contract costs, including allocated indirect costs, and conduct inquiries and investigations of our business practices with respect to our government contracts. If the client finds that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the client if it has already been paid to us. Findings from an audit also may result in our being required to prospectively adjust previously agreed rates for our work and may affect our future margins.

•	If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities, regardless of their adequacy.

•	Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than contracts with commercial clients. Negative publicity related to our government contracts, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts.

•	Political and economic factors such as pending elections, revisions to governmental tax policies and reduced tax revenues can affect the number and terms of new government contracts signed.

•	Terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than those for commercial contracts.

     The occurrences or conditions described above could affect not only our business with the particular government agency involved, but also our business with other agencies of the same or other governmental entities. Additionally, because of their visibility and political nature, government projects may present a heightened risk to our reputation. Either of these could have a material adverse effect on our business or our results of operations.
Our business could be adversely affected if our clients are not satisfied with our services.
     Our business model depends in large part on our ability to attract new work from our base of existing clients, at times on a sole source basis. If a client is not satisfied with our services or solutions, including those of subcontractors we employ, the profitability of that work might be impaired and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. In particular, clients that are not satisfied might seek to terminate existing contracts prior to their scheduled expiration date and could direct future business to our competitors. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new contracts with current and prospective clients.
Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.
     If we fail to meet our contractual obligations, fail to disclose our financial or other arrangements with our alliance partners or otherwise breach obligations to clients, or if our subcontractors dispute the terms of our agreements with them, we could be subject to legal liability. We may enter into non-standard agreements because we perceive an important economic opportunity or because our personnel did not adequately adhere to our guidelines. We may find ourselves committed to providing services that we are unable to deliver or whose delivery will cause us financial loss. If we cannot or do not perform our obligations we could face legal liability and our contracts might not always protect us adequately through limitations on the scope of our potential liability. If we cannot meet our contractual obligations to provide solutions and services, and if our exposure is not adequately limited through the terms of our agreements, then we might face significant legal liability and our business could be adversely affected.
Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.
     Our clients typically retain us on a non-exclusive, project-by-project basis. Although we do not centrally track the termination provisions of our contracts, we estimate that the majority of our contracts can be terminated by our clients with short notice. A majority of our consulting contracts are less than 12 months in duration, and these shorter-duration contracts typically permit a client to terminate the agreement with as little as 30 days notice and without significant penalty. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and may include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated profits lost upon termination of the contract. Additionally, large client projects often involve multiple contracts or stages, and a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work.
     Terminations, cancellations or delays could result from factors that are beyond our control and unrelated to our work product or the progress of the project, including the business or financial conditions of the client, changes in client strategies or the economy generally. When contracts are terminated, we lose the anticipated revenues and might not be able to eliminate associated costs in a timely manner. Consequently, our profit margins in subsequent periods could be lower than expected.
Outsourcing services are a significant part of our business and subject us to operational and financial risk.
     We earned approximately 40% of our revenues before reimbursements in fiscal 2006 from our outsourcing services. This portion of our business presents potential operational and financial risks that are different from those of our consulting technology and systems integration services. In many cases, we take over the operation of certain portions of our clients’ businesses, and client personnel and contracts are sometimes transferred to us. In some cases, this could mean that we assume responsibility for portions of our clients’ personnel, staffing, overhead and similar needs but might not have full ability to control the work and efforts of client personnel or their subcontractors. In addition, we could incur liability for failure to comply with laws or regulations related to the portions of our clients’ businesses that are transferred to us.

     This type of work also presents financial risks to us. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. This could exert downward pressure on our overall gross margins, particularly during the early stages of new outsourcing contracts, which might not be offset by improved performance on older outsourcing contracts in our portfolio. In addition, we face considerable competition for outsourcing work and our clients are increasingly using intensive contracting processes and aggressive contracting techniques, sometimes assisted by third-party advisors.
We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.
     Increasingly large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers. Our ability to serve our clients and deliver and implement our solutions in a timely manner depends on the ability of these subcontractors, vendors and service providers to meet their project obligations in a timely manner. The quality of our services and solutions could suffer if our subcontractors or the third parties with whom we partner do not deliver their products and services in accordance with project requirements. In addition, certain work requires the use of unique and complex structures and alliances. Some of these structures require us to assume responsibility to the client for the performance of third parties whom we do not control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.” If our subcontractors or these third parties fail to deliver their contributions on time or at all, if their contributions do not meet project requirements, or if we are unable to obtain reimbursement for liabilities of third parties that we have assumed, our ability to perform could be adversely affected or we might be subject to additional liabilities, which could have a material adverse effect on our business, revenues, profitability or cash flow.
Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.
     Our business depends in part upon continued growth in the use of technology in business by our clients and prospective clients and their customers and suppliers. In challenging economic environments, our clients may reduce or defer their spending on new technologies in order to focus on other priorities. At the same time, many companies have already invested substantial resources in their current means of conducting commerce and exchanging information, and they may be reluctant or slow to adopt new approaches that could disrupt existing personnel, processes and infrastructures. If the growth of use of technology in business or our clients’ spending on technology in business declines, or if we cannot convince our clients or potential clients to embrace new technology solutions, our results of operations could be adversely affected.
Our profitability could suffer if we are not able to maintain favorable pricing rates.
     Our profit margin, and therefore our profitability, is dependent on the rates we are able to recover for our services. If we are not able to maintain favorable pricing for our services, our profit margin and our profitability could suffer. The rates we are able to recover for our services are affected by a number of factors, including:
•	our clients’ perceptions of our ability to add value through our services;

•	competition;

•	introduction of new services or products by us or our competitors;

•	our competitors’ pricing policies;

•	our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over increasingly longer contract periods;

•	bid practices of clients and their use of third-party advisors;

•	the use by our competitors and our clients of off-shore resources to provide lower-cost service delivery capabilities; and

•	general economic and political conditions.

Our profitability could suffer if we are not able to maintain favorable utilization rates.
     The cost of providing our services, including the utilization rate of our professionals, affects our profitability. If we are not able to maintain an appropriate utilization rate for our professionals, our profit margin and our profitability may suffer. Our utilization rates are affected by a number of factors, including:
•	our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees;

•	our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and workforces;

•	our ability to manage attrition; and

•	our need to devote time and resources to training, professional development and other non-chargeable activities.
If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.
     We negotiate pricing terms with our clients utilizing a range of pricing structures and conditions. Depending on the particular contract, these include time-and-materials pricing, fixed-price pricing, and contracts with features of both of these pricing models. Our pricing is highly dependent on our internal forecasts and predictions about our projects and the marketplace, which might be based on limited data and could turn out to be inaccurate or used ineffectively. If we do not accurately estimate the costs and timing for completing projects, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. We could face greater risk when pricing our outsourcing contracts, as many of our outsourcing projects entail the coordination of operations and workforces in multiple locations, utilizing workforces with different skillsets and competencies and geographically distributed service centers. Furthermore, on outsourcing work we occasionally hire employees from our clients and assume responsibility for one or more of our clients’ business processes. Our pricing, cost and profit margin estimates on outsourcing work frequently include anticipated long-term cost savings from transformational and other initiatives that we expect to achieve and sustain over the life of the outsourcing contract. There is a risk that we will underprice our contracts or fail to accurately estimate the costs of performing the work. In particular, any increased or unexpected costs, delays or failures to achieve anticipated cost savings in connection with the performance of this work, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.
Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.
     We have an increasing number of contracts, many of which are outsourcing contracts, that include incentives related to factors such as costs incurred, benefits produced, goals attained and adherence to schedule. Many of our contracts, including business transformation outsourcing contracts, provide that payment of all or a portion of our fees is contingent upon our clients meeting revenue-enhancement, cost-saving or other contractually defined goals that are complex and often dependent in some measure on our clients’ actual levels of business activity. These provisions could increase the variability in revenues and margins earned on those contracts. We estimate that a majority of our contracts include pricing terms that condition some or all of our fees on the achievement of contractually defined goals.
Our alliance relationships may not be successful.
     We have alliances with companies whose capabilities complement our own. See “Business—Alliances.” As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from forming closer or preferred arrangements with our competitors. Loss of or limitations on our alliance partners or our relationships with them could adversely affect our financial condition and results of operations.

Our global operations are subject to complex risks, some of which might be beyond our control.
     We have offices and operations in 49 countries around the world and provide services to clients in more than 75 countries. In fiscal 2006, approximately 46% of our revenues before reimbursements were attributable, based upon where client services are supervised, to our activities in our Americas region, 46% were attributable to our activities in our Europe, Middle East and Africa region (“EMEA”), and 8% were attributable to our activities in our Asia Pacific region. In addition, our Global Delivery Network comprises local Accenture professionals working at client sites around the world in tandem with professionals resident in other countries located in more than 40 delivery centers. If we are unable to manage the risks of our global operations, including fluctuations in foreign exchange and inflation rates, international hostilities, terrorism, natural disasters, security breaches, failure to maintain compliance with our clients control requirements and multiple legal and regulatory systems, our results of operations could be adversely affected.
     Our operating results may be adversely affected by fluctuations in foreign currency exchange rates. Although we report our operating results in U.S. dollars, a significant percentage of our revenues before reimbursements is denominated in currencies other than the U.S. dollar. Fluctuations in foreign currency exchange rates can have a number of adverse effects on us. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other major currencies will affect our revenues before reimbursements, operating income and the value of balance-sheet items originally denominated in other currencies. Declines in the value of other currencies against the U.S. dollar could cause our consolidated earnings stated in U.S. dollars to be lower than our consolidated earnings in local currency terms and could decrease the profitability of our contracts that are denominated in those currencies. There is no guarantee that our financial results will not be adversely affected by currency exchange rate fluctuations or that any efforts by us to engage in currency hedging activities would be effective. In addition, in some countries we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which could limit our ability to use this cash across our global operations. Finally, as we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency.
     International hostilities, terrorist activities, natural disasters and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our operating results. Acts of terrorist violence — such as those of recent years in the United States, Spain and England — armed regional and international hostilities and international responses to these hostilities, natural disasters, global health risks or pademics or the threat of or perceived potential for these events, could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. While we plan and prepare to defend against each of these occurrences, we might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our operating results could be adversely affected.
     We could have liability or our reputation could be damaged if we do not protect client data or information systems or if our information systems are breached. We are dependent on information technology networks and systems to process, transmit and store electronic information and to communicate among our locations around the world and with our alliance partners and clients. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of confidential information. We are also required at times to manage, utilize and store sensitive or confidential client or employee data. As a result, we are subject to numerous U.S. and foreign jurisdiction laws and regulations designed to protect this information, such as the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other individually identifiable information. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation.

     We could incur liability or our reputation could be damaged if our provision of services and solutions to our clients contributes to our clients’ internal control deficiencies. Our clients may request that we provide an audit of control activities we perform for them when we host or process data belonging to them. Our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed if we receive a qualified opinion, or if we cannot obtain an unqualified opinion in a timely manner. Additionally, we could incur liability if a process we manage for a client were to result in internal controls failures or impair our client’s ability to comply with its own internal control requirements.
     Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. Because we provide services to clients in more than 75 countries, we are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, government affairs, internal and disclosure control obligations, data privacy and labor relations. Violations of these regulations in the conduct of our business could result in fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.
     Legislation related to certain non-U.S. corporations has been enacted in various jurisdictions in the United States, none of which adversely affects Accenture. However, additional legislative proposals remain under consideration in various legislatures which, if enacted, could limit or even prohibit our eligibility to be awarded state or Federal government contracts in the United States in the future. Changes in laws and regulations applicable to foreign corporations could also mandate significant and costly changes to the way we implement our services and solutions, such as preventing us from using off-shore resources to provide our services, or could impose additional taxes on the provision of our services and solutions. These changes could threaten our ability to continue to serve certain markets.
     In many parts of the world, including countries in which we operate, practices in the local business community might not conform to international business standards and could violate anticorruption regulations, including the U.S. Foreign Corrupt Practices Act, which prohibits giving anything of value intended to influence the awarding of government contracts. Although we have policies and procedures to ensure legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, including fines and suspension or disqualification from U.S. federal procurement contracting, any of which could have a material adverse effect on our business.
Our profitability could suffer if we are not able to control our costs.
     Our ability to control our costs and improve our efficiency affects our profitability. As the continuation of pricing pressures could result in permanent changes in pricing policies and delivery capabilities, we must continuously improve our management of costs. Our short-term cost reduction initiatives, which focus primarily on reducing variable costs, might not be sufficient to deal with all pressures on our pricing. Our long-term cost-reduction initiatives, which focus on global reductions in infrastructure and other costs, rely upon our successful introduction and coordination of multiple geographic and competency workforces and a growing number of geographically distributed delivery centers. As we increase the number of our professionals and execute our strategies for growth, we might not be able to manage significantly larger and more diverse workforces, control our costs or improve our efficiency. Despite increased cost savings, we could experience erosion of operating income as a percentage of revenues before reimbursements if current pricing pressures accelerate.
If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.
     Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed to serve clients and grow our business. Competition for skilled personnel in consulting, systems integration and technology, and outsourcing is intense at all levels of experience and seniority. We are particularly dependent on the skills of our senior executives, and if we are not able to successfully retain and motivate our senior executives and experienced managers, our ability to develop new business and effectively lead our current projects could be jeopardized. At the same time, the profitability of our business model depends on our ability to effectively utilize personnel with the right mix of skills and experience to support our projects and global delivery centers. The process of recruiting, training and retaining employees places significant demands on our resources. There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds we require, or that it will prove difficult to retain them in a competitive labor market. If we are unable to hire and retain sufficient numbers of talented people, we might need to rely on subcontractors to fill certain of our labor needs, and costs for hiring subcontractors may be greater than those for our permanent employees. If we are not successful at retaining and motivating our senior executives, attracting and retaining other qualified employees in sufficient numbers to meet the demands of our business, or utilizing our people effectively, then our ability to compete for and successfully complete work for our clients could be adversely affected.
If we are unable to collect our receivables or amounts extended to our clients as financing, our results of operations could be adversely affected.
     Our business depends on our ability to successfully obtain payment from our clients on the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. We also maintain reserves for uncollectible receivables. However, actual default rates on receivables could differ from those that we currently anticipate and as a result we might need to adjust our reserves for uncollectible receivables. In limited circumstances, we also extend financing to our clients, which we could fail to collect. At August 31, 2006, we had $263 million of client financing outstanding. A client must meet established criteria to receive financing from us and any significant extension of credit requires approval by senior levels of our management. However, there is no guarantee that we will accurately assess the creditworthiness of our clients. In addition, recovery of client financing depends on our ability to complete our contractual commitments and bill and collect our contractual revenues. If we are unable to meet our contractual requirements, client financing balances may be uncollectible.
Tax legislation and negative publicity related to Bermuda companies such as our general partner, Accenture, could lead to an increase in our tax burden or affect our relationships with our clients.
     In 2004, the United States Congress enacted legislation relating to the tax treatment of U.S. companies that have undertaken certain types of expatriation transactions. We do not believe this legislation applies to Accenture. However, we are not able to predict with certainty whether the U.S. Internal Revenue Service will challenge our interpretation of the legislation, nor are we able to predict with certainty the impact of regulations or other interpretations that might be issued related to this legislation. Future developments or the finalization of regulations or interpretations could materially increase our tax expense.
     In addition, there have been, from time to time, negative comments in the media regarding companies incorporated in Bermuda. This negative publicity could harm our reputation and impair our ability to generate new business if companies or government agencies decline to do business with us as a result of a negative public image of Bermuda companies or the possibility of our clients receiving negative media attention from doing business with us.
Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.
     We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we could have infringement claims asserted against us or against our clients. These claims could harm our reputation, cost us money and prevent us from offering some services or solutions. Historically in a number of our contracts, we have agreed to indemnify our clients for any expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements. We might not be able to enter into these royalty or licensing arrangements on acceptable terms. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.
     We could lose our ability to utilize the intellectual property of others. Third-party suppliers of software, hardware or other intellectual assets could be acquired or sued, and this could disrupt use of their products or services by Accenture and our clients. If our ability to provide services and solutions to our clients is impaired, our operating results could be adversely affected.
We have only a limited ability to protect our intellectual property rights, which are important to our success.
     Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights.
     Depending on the circumstances, we could be required to grant a specific client greater rights in intellectual property developed in connection with a contract than we otherwise generally do, in which case we would seek to cross-license the use of the intellectual property. However, in certain situations, we forego rights to the use of intellectual property we help create, which limits our ability to reuse that intellectual property for other clients. Any limitation on our ability to provide a service or solution could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.
If we are unable to manage the organizational challenges associated with the size and expansion of our company, we might be unable to achieve our business objectives.
     Since 2001, we have almost doubled the size of our workforce so that we now have approximately 140,000 employees, located in more than 150 cities in 49 countries. Although we have altered our management processes to keep pace with our geographical and workforce expansion, the size of our company presents significant management and organizational challenges and these issues may become more pronounced if we continue our rate of expansion. For example, our plans call for the establishment of multiple global delivery centers and the hiring of numerous new employees in an expansion of our offshore workforce. It might take time for our newer employees to develop the knowledge, skills or experience that our business model requires. Furthermore, if we continue to grow, it could become increasingly difficult to maintain our culture, effectively manage our personnel and operations and effectively communicate to our personnel worldwide our core values, strategies and goals. Similarly, it could become increasingly difficult to maintain common standards across an expanding enterprise or to effectively institutionalize our know-how. Finally, the size and scope of our operations increases the possibility that an employee will engage in unlawful or fraudulent activity, or otherwise expose the company to unacceptable business risks, despite our efforts to maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our large and expanding enterprise, our ability to compete successfully and achieve our business objectives could be impaired.
We might acquire other businesses or technologies, and there is a risk that we might not successfully integrate them with our business or might otherwise fail to achieve our strategic objectives.
     Although we have completed a number of relatively small acquisitions to date, our experience with acquisitions of other businesses is limited. If we continue to acquire other businesses, we might need to dedicate additional management and other resources to complete the transactions, which could divert our attention from other business operations. Our organizational structure and limited experience integrating acquired businesses could also make it difficult for us to efficiently consummate these transactions or integrate acquired businesses or technologies into our ongoing operations. Some of the challenges we could face integrating acquired businesses or technologies include combining service delivery operations, consolidating IT and administrative infrastructure, assimilating employees and minimizing diversion of management attention. Accordingly, we might fail to realize the expected benefits or strategic objectives of any acquisition we undertake, which could have an adverse effect on our revenues and profit margin or our ability to grow our business.
Risks That Relate to Ownership of Our Class A Common Shares
The share price of Accenture Ltd Class A common shares and, consequently, the market value of Accenture SCA Class I common shares, could be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees or received upon the redemption of Accenture SCA Class I common shares.
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

A large number of shares will become freely tradable on July 24, 2009
•	At the time of our transition to a corporate structure in 2001, many of our senior executives received a substantial number of Class A common shares and/or securities that may be exercisable, redeemable or exchangeable for Class A common shares or pursuant to which Class A common shares may be delivered to such senior executives. Those shares generally remain subject to transfer restrictions that lapse with the passage of time on an annual basis through July 24, 2009. See “Business—Organizational Structure—Restrictions on Transfer of Certain Accenture Shares.” As of October 12, 2006, the following number of additional shares still held by our current and former senior executives and their permitted transferees are scheduled to have transfer restrictions lapse on the dates set forth below:

	Number of additional	Number of additional Accenture
	Accenture Ltd	SCA Class I common shares and
	Class A common shares that	Accenture Canada Holdings Inc.
	are scheduled to become	exchangeable shares that will
	available for transfer on	become available for transfer
Anniversary Date	anniversary date	on anniversary date
July 24, 2007	10,597,041	28,825,937
July 24, 2008	10,812,783	32,533,067
July 24, 2009	35,959,138	74,327,885
Later of July 24, 2009 or end of employment with Accenture	23,370,544	63,307,438
If a large number of former senior executives, or their transferees, choose to transfer their shares upon the release of transfer restrictions on July 24, 2009, it could have an adverse impact on the share price of our Class A common shares.
We have on several occasions conducted transactions, including two discounted tender offers of Accenture SCA shares and targeted repurchases of Accenture Ltd shares, designed to address the potential impact of the build-up of shares having transfer restrictions that would otherwise lapse on July 24, 2009. There is no assurance that these transactions, or any other transactions we might undertake in the future, will have the desired impact of meaningfully reducing the number of shares whose transfer restrictions lapse on a common date.
Our Senior Executive Trading Policy might not be effective at limiting the number of shares sold
•	In July 2005, we implemented a Senior Executive Trading Policy. It provides, among other things, that all shares covered by the transfer restrictions contained in Accenture’s various charter documents and still held by actively employed senior executives but which are no longer restricted by the transfer restrictions described above will be subject to company-imposed quarterly trading guidelines. These guidelines currently limit the total number of shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. The policy guidelines are not legal or contractual restrictions, however, and there is a risk that the internal sanctions available to us might not adequately dissuade individual employees from attempting transfers in excess of the amounts permitted under the policy. Additionally, there is a risk that this policy creates an adverse incentive for some senior executives to retire or to terminate their Accenture employment in order to sell unrestricted shares that would otherwise be governed by these quarterly trading guidelines. This could have an adverse effect on our ability to retain talented and experienced senior executives.

The sale of shares issued under Accenture’s 2001 Share Incentive Plan could have an adverse effect on our share price
•	As of October 12, 2006, a total of 48,323,627 Accenture Ltd Class A common shares underlying restricted share units were scheduled to be delivered during the calendar years indicated below:

Calendar Year	Number of Shares
2006	304,439
2007	8,222,442
2008	6,626,615
2009	12,508,826
2010 and after	20,661,305
     Although the holders may choose to defer delivery of some of these shares for tax purposes, it is foreseeable that a significant number of these shares could be sold on the open markets following their delivery.
•	In addition, as of October 12, 2006, a total of 55,037,422 Accenture Ltd Class A common shares were issuable pursuant to options, of which options to purchase an aggregate of 44,198,638 Class A common shares were exercisable and options to purchase an aggregate of 10,838,784 Class A common shares are scheduled to become exercisable during the calendar years indicated below:

Calendar Year	Number of Shares
2006	73,894
2007	8,088,889
After 2007	2,676,001
Upon delivery of restricted stock, or exercise of employee stock options, under the 2001 Stock Incentive Plan, our employees or former employees may choose to sell a significant number of our shares in open market transactions. There is a risk that this could put additional downward pressure on the price of our Class A common stock.
The share price of Accenture Ltd Class A common shares has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result our share price could be difficult to predict.
     The share price of Accenture Ltd Class A common shares has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:
•	announcements by us or our competitors about developments in our business or prospects;

•	projections or speculation about our business or that of our competitors by the media or investment analysts;

•	changes in macroeconomic or political factors unrelated to our business;

•	general or industry-specific market conditions or changes in financial markets; and

•	changes in our revenues, operating results and profitability.
     Our revenues, operating results and profitability have varied in the past and are likely to vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our revenues, operating results and profitability to vary include:
•	seasonality, including number of workdays and holiday and summer vacations;

•	the business decisions of our clients regarding the use of our services;

•	periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing work;

•	the stage of completion of existing projects and/or their termination;

•	our ability to transition employees quickly from completed to new projects;

•	the introduction of new products or services by us or our competitors;

•	changes in our pricing policies or those of our competitors;

•	our ability to manage costs, including those for personnel, support services and severance;

•	our ability to maintain an appropriate headcount in each of our workforces;

•	acquisition and integration costs related to possible acquisitions of other businesses;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.
     As a result of any of these factors, Accenture’s share price could be difficult to predict and Accenture’s share price in the past might not be a good indicator of the price of these shares in the future. In addition, if litigation is instituted against us following variability in Accenture’s share price, we might need to devote substantial time and resources to responding to the litigation, and Accenture’s share price could be adversely affected.
Our share price could be adversely affected if we are unable to maintain effective internal controls.
     We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations and the market price of our securities could be materially adversely affected.
Accenture SCA is registered in Luxembourg and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.
     We are organized under the laws of Luxembourg, and a significant portion of our assets are located outside the United States. It might not be possible to enforce court judgments obtained in the United States against us in Luxembourg or in countries other than in the United States where we have assets based on the civil liability provisions of the Federal or state securities laws of the United States. In addition, there is some doubt as to whether the courts of Luxembourg and other countries would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the Federal or state securities laws of the United States or would hear actions against us or those persons based on those laws. We have been advised by our legal advisors in Luxembourg that the United States and Luxembourg do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any Federal or state court in the United States based on civil liability, whether or not based solely on U.S. Federal or state securities laws, would not automatically be enforceable in Luxembourg. Similarly, those judgments might not be enforceable in countries other than in the United States where we have assets.
Luxembourg law differs from the laws in effect in the United States and might afford less protection to shareholders.
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

We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
     We might need to raise additional funds through public or private debt or equity financings in order to:
•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	respond to competitive pressures.
     Any additional capital raised through the sale of equity could dilute shareholders’ ownership percentage in us. Furthermore, any additional financing we need might not be available on terms favorable to us, or at all.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We have major offices in the world’s leading business centers, including New York, London, Frankfurt, Paris, Madrid, Chicago, Milan, Tokyo, Sao Paolo, Rome, Bangalore, San Francisco, Sydney, Manila and Boston, among others. In total, we have offices and operations in more than 150 cities in 49 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders of Accenture SCA during the fourth quarter of fiscal 2006.

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

	Price Range
	High	Low
Fiscal 2005
First Quarter	$27.58	$22.61
Second Quarter	$27.60	$24.39
Third Quarter	$25.97	$21.00
Fourth Quarter	$25.70	$22.20

Fiscal 2006
First Quarter	$28.63	$24.45
Second Quarter	$33.05	$28.02
Third Quarter	$32.94	$26.17
Fourth Quarter	$29.66	$25.68

Fiscal 2007
First Quarter (through October 12, 2006)	$33.15	$28.28
     The closing sale price of the Accenture Ltd Class A common shares as reported by the New York Stock Exchange consolidated tape as of October 12, 2006 was $31.70. As of October 12, 2006, there were 1,642 holders of record of the Class A common shares.
     There is no trading market for the Accenture Ltd Class X common shares. As of October 12, 2006, there were 1,339 holders of record of the Class X common shares.

Dividend Policy
     From our incorporation in 2001 through the end of fiscal 2005, neither we nor Accenture declared or paid any cash dividends on any class of equity.
     On November 15, 2005, Accenture paid a cash dividend of $0.30 per share on its Class A common shares to shareholders of record at the close of business on October 17, 2005, and we paid a cash dividend of $0.30 per share on our Class I common shares to shareholders of record at the close of business on October 12, 2005.
     On September 25, 2006, Accenture declared a cash dividend of $0.35 per share on its Class A common shares for shareholders of record at the close of business on October 13, 2006. Accenture will cause us to declare a cash dividend of $0.35 per share on our Class I common shares for shareholders of record at the close of business on October 5, 2006. Both dividends are payable on November 15, 2006.
     Future dividends on the Accenture SCA Class I common shares, if any, will be at the discretion of the Board of Directors of Accenture and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
     None.
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth, as of August 31, 2006, certain information related to our compensation plans under which Accenture Ltd Class A common shares may be issued.

Number of Shares
			Weighted	Remaining
			Average Exercise	Available for Future
	Number of Shares to be		Price of	Issuance
	Issued Upon Exercise of		Outstanding	(Excluding Securities
	Outstanding Options,		Options, Warrants	Reflected in 1st
Plan Category	Warrants and Rights		and Rights	Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	104,249,367	(1)	$10.40	165,164,681
2001 Employee Share Purchase Plan	—		N/A	32,371,514
Equity compensation plans not approved by shareholders	—		N/A	—

Total	104,249,367			197,536,195

(1)	Consists of 57,582,271 stock options with a weighted average exercise price of $18.84 per share and 46,667,096 restricted share units.
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides additional information relating to purchases and redemptions by the Company of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the fourth quarter of fiscal 2006.

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
		Average	Part of Publicly	Publicly
	Total Number of	Price Paid	Announced Plans or	Announced Plans
Period	Shares Purchased(1)	per Share	Programs	or Programs
Accenture SCA
June 1, 2006—June 30, 2006
Class I common shares	—	—	—	—
July 1, 2006—July 31, 2006
Class I common shares	6,250,637	$28.28	—	—
August 1, 2006—August 31, 2006
Class I common shares	2,352,530	$28.39	—	—
Total
Class I common shares(2)	8,603,167	$28.31	—	—
Accenture Canada Holdings Inc.
June 1, 2006—June 30, 2006
Exchangeable shares	—	—	—	—
July 1, 2006—July 31, 2006
Exchangeable shares	44,970	$28.05	—	—
August 1, 2006—August 31, 2006
Exchangeable shares	36,037	$28.54	—	—
Total
Exchangeable shares(2)	81,007	$28.27	—	—

(1)	To date, the Board of Directors of Accenture has authorized an aggregate of $4.2 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under our Senior Executive Trading Policy and our prior Share Management Plan. At August 31, 2006, an aggregate of $942 million remained available for these purchases and redemptions.

(2)	During the fourth quarter of fiscal 2006, we redeemed and purchased a total of 8,603,167 Accenture SCA Class I common shares and 81,007 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     During the fourth quarter of fiscal 2006, we redeemed 11,703,375 Accenture SCA Class III common shares from Accenture. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. These inter-company transactions do not reduce shares outstanding for purposes of computing earnings per share reflected in the Company’s Consolidated Financial Statements under “Financial Statements and Supplementary Data.”
Purchases of Accenture Ltd Class A and Class X common shares
     The following table provides information relating to purchases by Accenture of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the fourth quarter of fiscal 2006. The Company’s management believes the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture Ltd Class A common shares. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under
		Average	Part of Publicly	Publicly
	Total Number of	Price Paid	Announced Plans or	Announced Plans
Period	Shares Purchased	per Share	Programs(1)	or Programs
				(in millions)
June 1, 2006—June 30, 2006
Class A common shares	6,842	$27.43	—	$978
Class X common shares	—	—	—	—
July 1, 2006—July 31, 2006
Class A common shares	487,582	$28.46	—	$978
Class X common shares	14,848,926	$0.0000225	—	—
August 1, 2006—August 31, 2006
Class A common shares	—	—	—	$978
Class X common shares	1,990,955	$0.0000225	—	—
Total
Class A common shares(1)(2)	494,424	$28.45	—
Class X common shares(3)	16,839,881	$0.0000225	—

(1)	Since August 2001, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the fourth quarter of fiscal 2006, Accenture did not purchase any Accenture Ltd Class A common shares under this program. To date, the Board of Directors of Accenture has authorized an aggregate of $2.4 billion for use in these open-market share purchases. At August 31, 2006, an aggregate of $978 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	During the fourth quarter of fiscal 2006, Accenture purchased 494,424 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under the Company’s various employee equity share plans.

(3)	During the fourth quarter of fiscal 2006, Accenture redeemed 16,839,881 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

ITEM 6.	SELECTED FINANCIAL DATA
     The data as of August 31, 2006 and 2005 and for the years ended August 31, 2006, 2005 and 2004 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2004, 2003 and 2002 and for the years ended August 31, 2003 and 2002 are derived from audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Year Ended August 31,
	2006(1)(2)(3)	2005(3)	2004(3)	2003(3)	2002(3)
	(in millions, except share and per share amounts)
Income Statement Data:
Revenues:
Revenues before reimbursements	$16,646	$15,547	$13,673	$11,818	$11,574
Reimbursements	1,582	1,547	1,440	1,579	1,531

Revenues	18,228	17,094	15,113	13,397	13,105
Operating expenses:
Cost of services:
Cost of services before reimbursable expenses	11,652	10,455	9,057	7,508	6,897
Reimbursable expenses	1,582	1,547	1,440	1,579	1,531

Cost of services	13,234	12,002	10,497	9,087	8,428
Sales and marketing	1,708	1,558	1,488	1,459	1,566
General and administrative costs	1,493	1,512	1,340	1,319	1,616
Reorganization and restructuring (benefits) costs	(48)	(89)	29	(19)	111

Total operating expenses	16,387	14,983	13,355	11,846	11,720

Operating income	1,841	2,111	1,759	1,551	1,385
Gain (loss) on investments, net	2	21	3	10	(321)
Interest income	130	108	60	41	46
Interest expense	(21)	(24)	(22)	(21)	(49)
Other (expense) income	(28)	(11)	—	32	15
Equity in losses of affiliates	—	—	(2)	—	(9)

Income before income taxes	1,924	2,206	1,799	1,613	1,068
Provision for income taxes	491	697	576	566	491

Income before minority interest	1,433	1,509	1,223	1,047	576
Minority interest	(19)	(20)	(10)	(7)	3

Net income	$1,414	$1,489	$1,213	$1,040	$579

Dividends per common share	$0.30	$—	$—	$—	$—

(1)	Includes the financial impact of the resolution of the NHS matter recorded during fiscal 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—The NHS Contracts.”

(2)	Includes the impact of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” For additional information, refer to Footnote 10 (Share-Based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”

(3)	May not total due to rounding.

	As of August 31,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$3,067	$2,484	$2,553	$2,332	$1,317
Working capital	1,537	1,754	1,745	1,729	723
Total assets	9,418	8,957	8,013	6,459	5,479
Long-term debt, net of current portion	27	44	32	14	3
Shareholders’ equity	2,689	2,616	2,375	1,721	963

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Disclosure Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.
     We use the terms “we,” “our Company,” “our” and “us” in this report to refer to Accenture SCA alongwith its subsidiary companies. Accenture Ltd, along with its subsidiary companies, “Accenture” is the sole general partner of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2006” or “fiscal year 2006” means the 12-month period that ended on August 31, 2006. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
Overview
     Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The current economic environment continues to stimulate the technology spending of many companies. We are also continuing to see an increase in the number of opportunities from companies seeking revenue-generating initiatives in the global economy in addition to cost-cutting initiatives. We expect that revenue growth rates across our segments may vary from quarter to quarter during fiscal 2007 as economic conditions vary in different industries and geographic markets.
     Revenues before reimbursements for fiscal 2006 were $16.65 billion, compared with $15.55 billion for fiscal 2005, an increase of 7% in U.S. dollars and 9% in local currency. Revenues before reimbursements for the fourth quarter of fiscal 2006 were $3.97 billion, compared with $3.92 billion for the fourth quarter of fiscal 2005, an increase of 1% in U.S. dollars and remained flat in local currency.
     Consulting revenues before reimbursements for fiscal 2006 were $9.89 billion, compared with $9.56 billion for fiscal 2005, an increase of 3% in U.S. dollars and 6% in local currency. For the fourth quarter of fiscal 2006, consulting revenues before reimbursements were $2.19 billion, compared with $2.38 billion for the fourth quarter of fiscal 2005, a decrease of 8% in U.S. dollars and 9% in local currency.
     Outsourcing revenues before reimbursements for fiscal 2006 were $6.75 billion, compared with $5.99 billion for fiscal 2005, an increase of 13% in U.S. dollars and 14% in local currency. Outsourcing revenues before reimbursements for the fourth quarter of fiscal 2006 were $1.77 billion, compared with $1.55 billion for the fourth quarter of fiscal 2005, an increase of 14% in U.S. dollars and 12% in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     We previously entered into certain large, long-term contracts (the “NHS Contracts”) under which we were engaged by the National Health Service in England (the “NHS”) to design, develop and deploy new patient administration, assessment and care systems (the “Systems”) for local healthcare providers and, subsequently, to provide ongoing operational services (the “Operational Services”) once these systems were deployed. During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with these contracts and materially impacted our estimates of the contract revenues and costs we expected to record in connection with the NHS Contracts. To reflect our revised estimates with respect to design, development and deployment, we recorded a $450 million loss provision in the second quarter of fiscal 2006. On September 28, 2006, we entered into a tripartite agreement (the “NHS Transfer Agreement”) with the NHS and Computer Sciences Corporation (“CSC”), an unrelated third party, under which we agreed to transfer to CSC all of our rights and obligations under the NHS Contracts, except those relating to the Picture Archiving Communication System (“PACS”). This resulted in a $339 million reduction in revenues before reimbursements in the fourth quarter of fiscal 2006, as we reversed revenues before reimbursements related to our design, development and deployment activities previously recorded under the percentage-of-completion method of accounting under the assumption that these amounts would be recovered from billings for deployment of the Systems. The impact of the $339 million reduction in revenues before reimbursements was offset by a decrease in Cost of services, including a reversal of $396 million of the loss provision recorded in the second quarter of fiscal 2006, partially offset by impairment write downs on Operational Services assets totaling $57 million. In connection with the Operational Services, we expect losses of approximately $125 million during the first half of fiscal 2007 associated with the transition and wind-down of work related to the NHS Transfer Agreement. We expect to complete the transfer during the second quarter of fiscal 2007. Our remaining obligations under the NHS Contracts are immaterial. See “—The NHS Contracts.”
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the fourth quarter of fiscal 2006, the U.S. dollar weakened against other currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income. If this trend continues in fiscal 2007, our U.S. dollar revenue growth may be higher than our growth in local currency terms. If the U.S. dollar strengthens against other currencies in fiscal 2007, our U.S. dollar revenue growth may be lower than our growth in local currency.
     The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service workforces and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities, the development of new service offerings, the level of concentration of clients in a particular industry or market and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage at levels consistent with changes in activity levels in our business. Operating expenses also include reorganization benefits and costs, which may vary substantially from year to year.
     Effective September 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for employee stock options and for our employee share purchase plan. Had we expensed employee stock options and employee share purchase rights for the three months ended and the year ended August 31, 2005, we estimate that share-based compensation expense would have increased by $69 million and $218 million, respectively. For additional information, see Footnote 10 (Share-based Compensation) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”
     Gross margins (revenues before reimbursements less cost of services before reimbursable expenses) as a percentage of revenues before reimbursements for the year and three months ended August 31, 2006 were 30.0% and 34.1%, respectively, compared with 32.8% and 33.0%, respectively, for the same periods in fiscal 2005. The decrease in the annual gross margin as a percentage of revenues before reimbursements was principally due to the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments. See “—The NHS Contracts.”
     Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Our headcount increased to approximately 140,000 at August 31, 2006 from approximately 123,000 at August 31, 2005. Annualized attrition for the year and three months ended August 31, 2006 was 18%, excluding involuntary terminations, consistent with the year and three months ended August 31, 2005. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our network of delivery centers and other capabilities around the world. We have adjusted and may need to continue to adjust compensation during fiscal 2007 in certain industry segments, skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition and if we do not effectively utilize and assimilate substantial numbers of new employees into our workforces.

     Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 19% for fiscal 2006, compared with 20% for fiscal 2005. The decreases in these costs as a percentage of revenues before reimbursements were primarily due to lower spending in geographic facilities and technology costs, partially offset by an increase in market- and business-development activities.
     Operating income as a percentage of revenues before reimbursements decreased to 11.1% for the year ended August 31, 2006 from 13.6% for the year ended August 31, 2005. Operating income as a percentage of revenues before reimbursements decreased to 12.6% for the three months ended August 31, 2006 from 13.0% for the three months ended August 31, 2005. Had we expensed employee stock options and employee share purchase rights for the three months and year ended August 31, 2005, we estimate that operating income as a percentage of revenues before reimbursements for the three months and year ended August 31, 2005 would have decreased by 1.8 and 1.4 percentage points, respectively. The decrease in operating income as a percentage of revenues before reimbursements for the year ended August 31, 2006 was principally due to the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments and higher share-based compensation expense as a result of the adoption of SFAS No. 123R. See “—The NHS Contracts.”
     From time to time we purchase, redeem and exchange Accenture shares held by our current or former senior executives and their permitted transferees. In fiscal 2006, Accenture purchased $1,954 million of its shares. This comprised $250 million for purchases of 11.5 million Accenture Ltd Class A common shares and $1,704 million for redemptions and purchases of 67.8 million Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current or former senior executives and their permitted transferees. During the fourth quarter of fiscal 2006, the Company redeemed and repurchased 8.7 million Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current or former senior executives and their permitted transferees for $246 million. On September 11, 2006, the Company made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase, effective as of October 11, 2006 of an aggregate of 7.5 million Accenture SCA Class I common shares at a price of $24.75 per share. The total cash outlay for these transactions was approximately $187 million.
The NHS Contracts
     We previously entered into the NHS Contracts under which we were engaged by the NHS to design, develop and deploy the Systems for local healthcare providers and, subsequently, to provide the Operational Services once these Systems were deployed. For the purposes of our financial reporting, we separated these components of the NHS Contracts into two units of accounting. The revenues and costs from the NHS Contracts are apportioned equally between our Government and Products operating groups.
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
     During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with the NHS Contracts and materially impacted our estimates of the contract revenues and costs that we expected to record in connection with the design, development and deployment of the Systems. These developments included, among other things, subcontractor performance issues, modification of our planned deployment approach, expectations of increased costs based upon current experience, and increased uncertainty as to timing and level of deployment demand. Due to these developments, in the second quarter of fiscal 2006 we recorded a $450 million aggregate loss provision that was reflected in Cost of services of our Government and Products operating groups.
     On September 28, 2006, we entered into the NHS Transfer Agreement with the NHS and CSC under which we agreed to transfer to CSC all of our rights and obligations under the NHS Contracts, except those relating to PACS. We expect to complete the transfer during the second quarter of fiscal 2007.
     The NHS Transfer Agreement resulted in a $339 million reduction in revenues before reimbursements in the fourth quarter of fiscal 2006, as we reversed revenues before reimbursements related to our design, development and deployment activities previously recorded under the percentage-of-completion method of accounting under the assumption that these amounts would be recovered from billings for deployment of the Systems. The impact of the $339 million reduction in revenues before reimbursements was offset by a decrease in Cost of services, including a reversal of $396 million of the loss provision recorded in the second quarter of fiscal 2006.
     Operational Services
     We record costs as they are incurred and record revenues as the services are performed and amounts are earned in connection with the Operational Services. Under the terms of the NHS Transfer Agreement, we will transition the Operational Services to CSC during the first half of fiscal 2007. In addition, during the fourth quarter of fiscal 2006 we recorded impairment write downs on Operational Services assets totaling $57 million. In connection with the Operational Services, we expect losses of approximately $125 million during the first half of fiscal 2007 associated with the transition and wind-down of work related to the NHS Transfer Agreement. We expect to complete the transfer during the second quarter of fiscal 2007.
     Impact on Liquidity
     In addition to the transition and wind-down costs related to the Operational Services, during 2007 we will repay approximately $120 million to the NHS, representing the difference between the deployment and services billings that we received under the NHS Contracts during their terms and the amounts we are entitled to retain by agreement under the NHS Transfer Agreement. On October 4, 2006, we also remitted approximately $50 million in settlement of liabilities in connection with the NHS Transfer Agreement. These amounts are recorded in Other accrued liabilities in the Consolidated Balance Sheet as of August 31, 2006.
Bookings and Backlog
     New contract bookings for the year ended August 31, 2006 were $20,362 million, an increase of 13% from the year ended August 31, 2005, with consulting bookings increasing 9%, to $10,608 million, and outsourcing bookings increasing 18%, to $9,754 million. The increase in new contract bookings during fiscal 2006 was attributable to strong contract signings across both types of work, without particular dominance by one geographic region. New contract bookings for the three months ended August 31, 2006 were $4,924 million, a decrease of $235 million, or 5%, from new bookings of $5,159 million for the three months ended August 31, 2005, with consulting bookings increasing 5%, to $2,542 million, and outsourcing bookings decreasing 13%, to $2,382 million.
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
Critical Accounting Policies and Estimates
     The preparation of our Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses. We continually evaluate our estimates, judgments and assumptions based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include certain aspects of accounting for revenue recognition, income taxes, variable compensation and defined benefit pension plans.
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
     We recognize revenues from technology integration consulting contracts using the percentage-of-completion method pursuant to the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheet. Contract loss provisions recorded as of August, 31, 2006 and 2005 are immaterial.
     Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.
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
     Revenues for contracts with multiple elements are allocated pursuant to Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.
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
     We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. Our effective tax rate for fiscal 2006 was 25.5%, compared with 31.6% for fiscal 2005.
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
Defined Benefit Pension Plans
     In the United States and certain other countries, Accenture maintains and administers defined benefit pension plans. The annual cost of these plans can be significantly affected by changes in assumptions and differences between expected and actual experience. Accenture utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) to account for defined benefit pension plans. The actuarial methods require numerous assumptions to calculate the net periodic pension benefit expense and the related projected benefit obligation for our defined benefit pension plans. Two of the most significant assumptions are the discount rates and expected long-term rate of return on plan assets. In making these assumptions, we are required to consider current market conditions, including changes in interest rates. Changes in the related net periodic pension costs may occur in the future due to changes in these and other assumptions. Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. The assumptions, assets and liabilities used to measure our annual pension expense are determined as of June 30 or August 31 for our U.S. and non-U.S. benefit plans.
     Key assumptions used to determine annual pension expense are as follows:

	Pension Benefits
	2007		2006		2005
		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans
Discount rate	6.50%	4.68%	5.25%	4.28%	6.25%	4.93%
Expected return on plan assets	7.50%	5.67%	7.50%	5.57%	7.50%	5.19%
Rate of increase in future compensation	4.50%	3.45%	4.50%	3.27%	4.50%	3.16%
     Discount Rate
     An assumed discount rate is required to be used in each pension plan actuarial valuation. The discount rate is a significant assumption. Our methodology for selecting the discount rate for our U.S. Plans is to match the plans’ cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for our Non-U.S. Plans reflects the market rate for high-quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of the benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. Our estimated U.S. pension expense for fiscal 2007 reflects a 125 basis point increase in our discount rate, while our non-U.S. estimated pension expense for fiscal 2007 reflects a 40 basis point increase in our discount rate. These changes in discount rate will decrease estimated pension expense in fiscal 2007 by approximately $45.6 million.
     A 25 basis point increase in the discount rate would decrease our annual pension expense by $7.7 million. A 25 basis point decrease in the discount rate would increase our annual pension expense by $8.2 million.

     Expected Return on Plan Assets
     The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension plan assets. The expected return on plan assets assumption is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio. A 7.50% expected return on plan assets assumption was used for both fiscal 2007 and 2006 for the U.S. plans, while the expected return on plan assets assumptions for the non-U.S. plans were 5.67% and 5.57% in fiscal 2007 and 2006, respectively.
     A 25 basis point increase in our return on plan assets would decrease our annual pension expense by $3.1 million. A 25 basis point decrease in our return on plan assets would increase our annual pension expense by $3.1 million.
     U.S. generally accepted accounting principles include mechanisms that serve to limit the volatility in our earnings which otherwise would result from recording changes in the value of plan assets and benefit obligations in our Consolidated Financial Statements in the periods in which those changes occur. For example, while the expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns, differences between the expected and actual returns could occur in any given year. These differences contribute to the deferred actuarial gains or losses, which are then amortized over time. For Accenture, positive market returns occurred for fiscal 2006 and 2005, causing actual pension plan asset returns to exceed our expected returns.
     General
     Our U.S. pension plans include plans covering certain U.S. employees and former employees, as well as a frozen plan related to basic retirement benefits for former pre-incorporation partners. At August 31, 2006, our U.S. employee plans had a projected benefit obligation of $718 million and assets of $802 million, after taking into account $25 million in contributions made in fiscal 2006. No fiscal 2007 contributions will be required for the U.S. employee pension plans. We have not determined whether we will make additional voluntary contributions for U.S. employee pension plans in fiscal 2007. The frozen plan for former partners is unfunded and had a projected benefit obligation of $122 million at August 31, 2006.
     Non-U.S. pension plan obligations totaled $616 million at August 31, 2006, while non-U.S. pension assets totaled $458 million. We contributed $61 million to non-U.S. plans in fiscal 2006 and expect to contribute $45 million in fiscal 2007.
     Pension expense was $151 million and $114 million for fiscal 2006 and 2005, respectively. Pension expense for fiscal 2007 is estimated to be approximately $104 million. The fiscal 2007 pension expense estimate incorporates the 2007 assumptions described above, as well as the impact of increased pension plan assets resulting from our U.S. pension plan discretionary contributions of $25 million made in fiscal 2006.
     SFAS No. 87 requires us to recognize a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. For additional information, refer to Footnote 10 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” Additional charges to equity may be required in the future, depending on future contributions made to our pension plans, returns on pension plan assets and interest rates.
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

     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues
					Before
					Reimbursements
			Percent	Percent	for the Year
	Year Ended		Increase	Increase	Ended
	August 31,		(Decrease)	Local	August 31,
	2006	2005	US$	Currency	2006	2005
	(in millions)
OPERATING GROUPS
Communications & High Tech	$4,177	$4,001	4%	6%	25%	26%
Financial Services	3,558	3,408	4	7	22	22
Government	2,221	2,172	2	4	13	14
Products	4,011	3,570	12	15	24	23
Resources	2,666	2,389	12	12	16	15
Other	13	7	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	16,646	15,547	7%	9%	100%	100%

Reimbursements	1,582	1,547	2

TOTAL REVENUES	$18,228	$17,094	7%

GEOGRAPHY
Americas	$7,741	$6,730	15%	14%	46%	43%
EMEA(1)	7,644	7,735	(1)	3	46	50
Asia Pacific	1,261	1,082	17	20	8	7

TOTAL Revenues Before Reimbursements	$16,646	$15,547	7%	9%	100%	100%

TYPE OF WORK
Consulting	$9,892	$9,559	3%	6%	59%	61%
Outsourcing	6,754	5,988	13	14	41	39

TOTAL Revenues Before Reimbursements	$16,646	$15,547	7%	9%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
     The Company conducts business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years:

	August 31,
	2006	2005	2004
United States	39%	37%	39%
United Kingdom	13	17	16
Year Ended August 31, 2006 Compared to Year Ended August 31, 2005
Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $4,177 million in fiscal 2006, compared with $4,001 million in fiscal 2005, an increase of 4% in U.S. dollars and 6% in local currency terms. The increase was primarily due to revenue growth in our Electronics & High Tech industry group across all geographic regions, consulting growth in our Americas and Asia Pacific regions and outsourcing growth in our EMEA and Asia Pacific regions.
     Our Financial Services operating group achieved revenues before reimbursements of $3,558 million in fiscal 2006, compared with $3,408 million in fiscal 2005, an increase of 4% in U.S. dollars and 7% in local currency terms. The increase was driven by revenue growth in our Banking industry group across all regions and in our Insurance industry group in our Americas and Asia Pacific regions. This revenue growth was partially offset by revenue declines in our Capital Markets industry group in the Americas and EMEA regions and in our Insurance industry group in the EMEA region.

     Our Government operating group achieved revenues before reimbursements of $2,221 million in fiscal 2006, compared with $2,172 million in fiscal 2005, an increase of 2% in U.S. dollars and 4% in local currency terms. The increase was due to strong outsourcing revenue growth across all geographic regions, partially offset by a $169 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “—The NHS Contracts.”
     Our Products operating group achieved revenues before reimbursements of $4,011 million in fiscal 2006, compared with $3,570 million in fiscal 2005, an increase of 12% in U.S. dollars and 15% in local currency terms, with both consulting and outsourcing contributing to the growth in revenues. The increase was primarily driven by strong revenue growth in our Americas region, particularly in our Health & Life Sciences, Retail, Consumer Goods & Services and Industrial Equipment industry groups. Our Consumer Goods & Services and Industrial Equipment industry groups also had strong growth in our EMEA region. In addition, Products revenues were positively affected by revenues recognized in connection with a contract termination in our Retail industry group in our EMEA region during the third quarter of fiscal 2006. These increases were partially offset by a $169 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “—The NHS Contracts.”
     Our Resources operating group achieved revenues before reimbursements of $2,666 million in fiscal 2006, compared with $2,389 million in fiscal 2005, an increase of 12% in both U.S. dollars and local currency terms, with both consulting and outsourcing contributing to the growth in revenues. We experienced strong revenue growth in our Energy, Chemicals and Natural Resources industry groups across all geographic regions. In our Utilities industry group, we had strong growth in our Americas region, offset by revenue declines in our EMEA and Asia Pacific regions.
     Our Americas region achieved revenues before reimbursements of $7,741 million in fiscal 2006, compared with $6,730 million for fiscal 2005, an increase of 15% in U.S. dollars and 14% in local currency terms. Growth was primarily due to our business in the United States, Canada and Brazil.
     Our EMEA region recorded revenues before reimbursements of $7,644 million for fiscal 2006, compared with $7,735 million for fiscal 2005, a decrease of 1% in U.S. dollars and an increase of 3% in local currency terms. The decrease was primarily due to a decline in our business in the United Kingdom, including the impact of a $339 million reduction in consulting revenues associated with the resolution of the NHS matter recorded during the fourth quarter of fiscal 2006. See “—The NHS Contracts.” This decline was partially offset by growth in our business in Italy, Ireland, France, Belgium, the Netherlands, Germany and Spain.
     Our Asia Pacific region achieved revenues before reimbursements of $1,261 million in fiscal 2006, compared with $1,082 million for fiscal 2005, an increase of 17% in U.S. dollars and 20% in local currency terms. The increase in revenues was primarily driven by our business in Australia, China and Japan.
Operating Expenses
     Operating expenses were $16,387 million in fiscal 2006, an increase of $1,404 million, or 9%, over fiscal 2005 and increased as a percentage of revenues to 90% in fiscal 2006 from 88% in fiscal 2005. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses were 89% and 86% in fiscal 2006 and 2005, respectively. Operating expenses for fiscal 2006 included share-based compensation expense of $271 million, or 2% of revenues before reimbursements, compared with share-based compensation expense of $88 million, or 1% of revenues before reimbursements, for fiscal 2005. Had we expensed employee stock options and employee share purchase rights during fiscal 2005, we estimate that operating expenses would have included $306 million in total share-based compensation expense, or 2% of revenues before reimbursements.
   Cost of Services
     Cost of services was $13,234 million in fiscal 2006, an increase of $1,232 million, or 10%, over fiscal 2005 and an increase as a percentage of revenues to 73% in fiscal 2006 from 70% in fiscal 2005. Cost of services before reimbursable expenses was $11,652 million in fiscal 2006, an increase of $1,198 million, or 11%, from fiscal 2005. Cost of services before reimbursable expenses increased as a percentage of revenues before reimbursements to 70% in fiscal 2006 from 67% in fiscal 2005. Gross margins (revenues before reimbursements less cost of services before reimbursements) decreased to 30.0% of revenues before reimbursements in fiscal 2006 from 32.8% in fiscal 2005.

     The increase in Cost of services and the decrease in gross margins as a percentage of revenues before reimbursements were due primarily to operating losses associated with the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments. See “—The NHS Contracts.”
   Sales and Marketing
     Sales and marketing expense was $1,708 million in fiscal 2006, an increase of $150 million, or 10%, over fiscal 2005 and remained flat as a percentage of revenues before reimbursements at 10% in fiscal 2006 compared with fiscal 2005.
   General and Administrative Costs
     General and administrative costs were $1,493 million in fiscal 2006, a decrease of $19 million, or 1%, from fiscal 2005 and decreased as a percentage of revenues before reimbursements to 9% in fiscal 2006 from 10% in fiscal 2005. The decrease was primarily due to lower spending in geographic facilities and technology costs.
   Reorganization Benefits
     We recorded net reorganization benefits of $48 million during fiscal 2006, which included a $72 million reduction in reorganization liabilities offset by $24 million of interest expense associated with carrying these liabilities. At August 31, 2006, the remaining liability for reorganization costs was $351 million, of which $267 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During fiscal 2005, we recorded net reorganization benefits of $89 million, which included a $115 million reduction in reorganization liabilities offset by $26 million of interest expense associated with carrying these liabilities. In both periods, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 2 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.
Operating Income
     Operating income was $1,841 million in fiscal 2006, a decrease of $270 million, or 13%, from fiscal 2005. Operating income as a percentage of revenues before reimbursements was 11.1% and 13.6% in fiscal 2006 and 2005, respectively. Excluding the effects of Reorganization benefits during fiscal 2006, Operating income as a percentage of revenues before reimbursements would have decreased by 0.5 percentage points. Had we expensed employee stock options and employee share purchase rights during fiscal 2005 and adjusted for Reorganization benefits, operating income as a percentage of revenues before reimbursements for fiscal 2005 would have decreased by 2.2 percentage points. The decreases in operating income and operating income as a percentage of revenues before reimbursements were principally due to operating losses associated with the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments, partially offset by lower general and administrative costs as a percentage of revenues before reimbursements. See “—The NHS Contracts.”

     Operating income for each of the operating groups was as follows:

	Year Ended August 31,
					Effect of
					Reorganization	Net Increase
	2006	2005	Decrease	Adjustments(1)	Benefits(2)	(Decrease)
	(in millions)
Communications & High Tech	$631	$673	$(42)	$52	$11	$21
Financial Services	388	500	(112)	52	11	(49)
Government	83	169	(86)	27	6	(53)
Products	400	413	(13)	52	9	48
Resources	339	356	(17)	35	6	24

Total	$1,841	$2,111	$(270)	$218	$43	$(9)

(1)	Adjustments represent the estimated amounts that would have been incurred had we expensed employee stock options and employee share purchase rights for fiscal year ended August 31, 2005.

(2)	Reorganization benefits recorded during the period were allocated to the reportable operating groups as follows:

	Year Ended August 31,
	2006	2005	Change
	(in millions)
Communications & High Tech	$(17)	$(28)	$11
Financial Services	(15)	(26)	11
Government	(11)	(17)	6
Products	(18)	(27)	9
Resources	(11)	(17)	6

Total	$(72)	$(115)	$43

     The following commentary includes the effect on Operating income had we expensed employee stock options and employee share purchase rights in fiscal 2005 and adjusting for reorganization benefits recorded during fiscal 2006 and 2005:
•	Communications & High Tech operating income increased due to revenue growth, principally in our Electronics & High Tech industry group across all geographic regions and improved gross margins, primarily in our EMEA and Asia Pacific regions.

•	Financial Services operating income decreased due to lower gross margins from increased payroll costs earlier in the year and delivery inefficiencies on a small number of contracts, partially offset by revenue growth in our Banking industry group across all regions and in our Insurance industry group in our Americas and Asia Pacific regions.

•	Government operating income decreased principally due to the NHS Contracts’ operating losses of $225 million associated with the net impact of the NHS Transfer Agreement and the second-quarter NHS adjustments, partially offset by strong gross margins in outsourcing and increased profitability on certain consulting contracts. See “—The NHS Contracts.”

•	Products operating income increased due to strong revenue growth, principally in our Americas region, improved gross margins, and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements. In addition, Products operating income was positively affected by revenues recognized in connection with a contract termination in our Retail industry group in our EMEA region during the third quarter of fiscal 2006. These increases were partially offset by the NHS Contracts’ operating losses of $225 million associated with the net impact of the NHS Transfer Agreement and the second- quarter NHS adjustments. See “—The NHS Contracts.”

•	Resources operating income increased due to strong revenue growth in our Energy, Chemicals and Natural Resources industry groups across all geographic regions and lower sales and marketing costs.
Gain on Investments, Net
     Gain on investments, net was $2 million in fiscal 2006, a decrease of $19 million from fiscal 2005. The fiscal 2005 gain on investments, net reflects gains on our retained interests in our venture and investment portfolio, which we sold in fiscal 2003.
Interest Income
     Interest income was $130 million in fiscal 2006, an increase of $21 million, or 20%, over fiscal 2005. The increase resulted primarily from an increase in interest rates.
Other Expense
     Other expense was $28 million in fiscal 2006, an increase of $17 million over fiscal 2005. The increase resulted primarily from an increase in net foreign currency exchange losses.
Provision for Income Taxes
     The effective tax rates for fiscal 2006 and 2005 were 25.5% and 31.6%, respectively. The effective tax rate decreased in 2006 primarily as a result of benefits related to final determinations of prior-year tax liabilities and a 3.8 percentage point benefit related to updated estimates of the probable future benefit of certain deferred tax assets. Final determinations of prior year tax liabilities, including final agreements with tax authorities and expirations of statutes of limitations, reduced the annual effective tax rate in 2006 and 2005 by 10.8 and 6.4 percentage points, respectively. The decrease in reorganization liabilities in fiscal 2006 and 2005 reduced the annual effective tax rate by 0.9 and 1.4 percentage points, respectively. These reductions in the 2006 tax rate were partially offset by increases in the tax rate of 1.6 percentage points related to changes in our geographic mix of income, including decreases in UK income resulting from NHS contract losses and increases in other nondeductible items.
Year Ended August 31, 2005 Compared to Year Ended August 31, 2004
     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues
					Before
					Reimbursements
				Percent	for the
	Year Ended		Percent	Increase	Year Ended
	August 31,		Increase	Local	August 31,
	2005	2004	US$	Currency	2005	2004
	(in millions)
OPERATING GROUPS
Communications & High Tech	$4,001	$3,741	7%	4%	26%	27%
Financial Services	3,408	2,771	23	18	22	20
Government	2,172	1,995	9	6	14	15
Products	3,570	2,979	20	16	23	22
Resources	2,389	2,178	10	5	15	16
Other	7	9	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	15,547	13,673	14%	10%	100%	100%

Reimbursements	1,547	1,440	7

TOTAL REVENUES	$17,094	$15,113	13%

GEOGRAPHY
Americas	$6,730	$6,133	10%	9%	43%	45%
EMEA(1)	7,735	6,572	18	11	50	48
Asia Pacific	1,082	968	12	8	7	7

TOTAL Revenues Before Reimbursements	$15,547	$13,673	14%	10%	100%	100%

TYPE OF WORK
Consulting	$9,559	$8,589	11%	7%	61%	63%
Outsourcing	5,988	5,084	18	14	39	37

TOTAL Revenues Before Reimbursements	$15,547	$13,673	14%	10%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $4,001 million in fiscal 2005, compared with $3,741 million in fiscal 2004, an increase of 7% in U.S. dollars and 4% in local currency terms. The increase was primarily due to growth in consulting revenues, particularly in our Americas and EMEA regions and our Electronics & High Tech industry group. Outsourcing revenue growth, particularly in our EMEA and Asia Pacific regions, was offset by the substantial reduction in late fiscal 2004 of the scope of our work with a major North American telecommunications client as a result of that client’s changing business strategies.
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
     Our EMEA region achieved revenues before reimbursements of $7,735 million for fiscal 2005, compared with $6,572 million for fiscal 2004, an increase of 18% in U.S. dollars and 11% in local currency terms. A key contributor to this growth was our business in the United Kingdom, where revenues before reimbursements for fiscal 2005 increased 19% in U.S. dollars and 13% in local currency terms over fiscal 2004, primarily due to revenues from several exceptionally large contracts sold during fiscal 2004 that began making significant contributions to revenues in fiscal 2005. Also contributing to the strong growth in EMEA for fiscal 2005 was our business in Germany, Italy, the Netherlands and Spain. Revenue growth in the United Kingdom for the fourth quarter of fiscal 2005 was affected by lower than expected revenues on the NHS Contracts.
     Our Asia Pacific region achieved revenues before reimbursements of $1,082 million in fiscal 2005, compared with $968 million for fiscal 2004, an increase of 12% in U.S. dollars and 8% in local currency terms. Our business in Australia and in India contributed to the increase in revenues, partially offset by a decline in our business in Japan.
Operating Expenses
     Operating expenses were $14,983 million in fiscal 2005, an increase of $1,628 million, or 12%, over fiscal 2004 and remained flat at 88% of revenues in both fiscal 2005 and 2004. As a percentage of revenues before reimbursements, operating expenses before reimbursable expenses were 86% and 87% in fiscal years 2005 and 2004, respectively. Excluding the effects of restructuring and reorganization, operating expenses before reimbursements as a percentage of revenues before reimbursements would have increased by 0.1 percentage points for fiscal 2005, compared with fiscal 2004.
     The strengthening of various currencies against the U.S. dollar increased our reported operating expenses in fiscal 2005, compared to fiscal 2004 and partially offset corresponding increases in reported revenues.
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

   Sales and Marketing
     Sales and marketing expense was $1,558 million in fiscal 2005, an increase of $70 million, or 5%, over fiscal 2004 and decreased as a percentage of revenues before reimbursements to 10% in fiscal 2005 from 11% in fiscal 2004. A key driver of the increase in sales and marketing expense was a $100 million increase in market- and business-development activities, partially offset by a decrease in variable compensation expense.
   General and Administrative Costs
     General and administrative costs were $1,512 million in fiscal 2005, an increase of $171 million, or 13%, over fiscal 2004 and remained flat as a percentage of revenues before reimbursements at 10% in both fiscal 2005 and 2004.
   Reorganization and Restructuring (Benefits) Costs
     We recorded net reorganization benefits of $89 million in fiscal 2005, which included a $115 million reduction in reorganization liabilities offset by $26 million of interest expense associated with carrying these liabilities. At August 31, 2005, the remaining liability for reorganization costs was $381 million, of which $64 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. In fiscal 2004, we recorded net reorganization benefits of $78 million, which included a $105 million reduction in reorganization liabilities offset by $27 million of interest expense associated with carrying these liabilities. In both fiscal 2005 and 2004, the reduction in liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 2 (Restructuring and Reorganization (Benefits) Costs) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”
     During fiscal 2004, we recorded restructuring costs of $107 million relating to our global consolidation of office space, primarily in the United States and the United Kingdom. These costs included losses on operating leases and write-downs of related assets such as leasehold improvements resulting from abandoned office space. No restructuring costs were recorded during fiscal 2005.
   Operating Income
     Operating income was $2,111 million in fiscal 2005, an increase of $352 million, or 20%, over fiscal 2004. Operating income as a percentage of revenues before reimbursements was 13.6% and 12.9% in fiscal 2005 and 2004, respectively. Excluding the effects of restructuring and reorganization, operating income as a percentage of revenues before reimbursements would have decreased by 0.1 percentage points for fiscal 2005 compared with fiscal 2004.

     Operating income for each of the operating groups was as follows:

	Year Ended August 31,
				Effect of
				Reorganization
				Benefits and
			Increase	Restructuring	Net Increase
	2005	2004	(Decrease)	Costs(1)	(Decrease)
			(in millions)
Communications & High Tech	$673	$404	$269	$28	$241
Financial Services	500	354	146	27	119
Government	169	311	(142)	18	(160)
Products	413	415	(2)	27	(29)
Resources	356	275	81	18	63

Total	$2,111	$1,759	$352	$118	$234

(1)	Reorganization benefits and restructuring costs recorded during the period were allocated to the reportable operating groups as follows:

	Year Ended August 31,
	2005	2004	Change
	(in millions)
Communications & High Tech	$21	$(7)	$28
Financial Services	20	(7)	27
Government	14	(4)	18
Products	21	(6)	27
Resources	13	(5)	18

Total	$89	$(29)	$118

     Excluding the effects of reorganization and restructuring, operating income in fiscal 2005 increased by $234 million from fiscal 2004, reflecting increases in Communications & High Tech, Financial Services and Resources, which were partially offset by decreases in Government and Products. The following commentary excludes the effects of reorganization and restructuring:
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
Gain on Investments, Net
     Gain on investments, net was $21 million in fiscal 2005, an increase of $18 million from fiscal 2004. This reflects gains on our retained interests in our venture and investment portfolio, which we sold in fiscal 2003.

Interest Income
     Interest income was $108 million in fiscal 2005, an increase of $48 million, or 81%, from fiscal 2004. The increase resulted primarily from the increase in interest rates and an increase in average client financing balances during fiscal 2005, compared with the average balances for fiscal 2004.
Other (Expense) Income
     Other expense was $11 million in fiscal 2005, compared with other income of less than $1 million in fiscal 2004. The fiscal 2005 expense was primarily due to net foreign currency exchange losses in fiscal 2005, compared with net foreign currency exchange gains in fiscal 2004.
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
     At August 31, 2006, cash and cash equivalents of $3,067 million combined with $463 million of liquid fixed-income securities that are classified as investments in our Consolidated Balance Sheet totaled $3,530 million, compared with $3,185 million at August 31, 2005, an increase of $345 million.
     Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flow Statement, are summarized in the following table:

	Year Ended August 31,
				2006 to 2005
	2006	2005	2004	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$2,668	$1,887	$1,756	$781
Investing activities	(253)	(575)	(897)	322
Financing activities	(1,934)	(1,377)	(688)	(557)
Effect of exchange rate changes on cash and cash equivalents	102	(4)	49	106

Net increase (decrease) in cash and cash equivalents	$583	$(69)	$220	$652

     Operating activities: The $781 million increase in cash provided in fiscal 2006 compared with fiscal 2005 was primarily due to increases in revenues and the related collections of billings during fiscal 2006, compared with fiscal 2005. The $131 million increase in cash provided in fiscal 2005, compared with fiscal 2004 was primarily due to an increase in net income, an increase in accounts payable, and $50 million in discretionary contributions to our U.S. employees’ pension plans in fiscal 2005, compared with $230 million in fiscal 2004.
     Investing activities: The $322 million decrease in cash used was primarily due to a decrease in the purchases of marketable securities, partially offset by a decrease in net proceeds from marketable securities. The $322 million decrease in cash used in fiscal 2005, compared with fiscal 2004 was primarily due to a decrease in net purchases of marketable securities, partially offset by the acquisition of the net assets of Capgemini’s North American Health practice for $179 million in cash (including $4 million of acquisition expenses). During fiscal 2006, 2005 and 2004, we invested $306 million, $318 million and $282 million, respectively, in capital expenditures, primarily for technology assets, furniture and equipment and leasehold improvements to support our operations. We expect that our capital expenditures will be approximately $335 million in fiscal 2007.
     Financing activities: The $557 million increase in cash used was primarily driven by an increase in purchases of common shares and the payment of $96 million in cash dividends, partially offset by a $138 million increase in cash received for Accenture Ltd Class A common shares issued under Accenture’s employee share programs. For additional information, see Footnote 12 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.” The $689 million increase in cash used in fiscal 2005, compared with fiscal 2004 was primarily driven by an increase of net purchases of common shares in fiscal 2005, partly offset by a net decrease in restricted cash of the predecessor to the Accenture Share Employee Compensation Trust.
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

Borrowing Facilities
     At August 31, 2006, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

Facility
Amount
(in millions)
Syndicated loan facility(1)	$1,200
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350
Local guaranteed and non-guaranteed lines of credit(3)	136

Total	$1,686

(1)	On July 31, 2006, we replaced our $1.5 billion syndicated loan facility maturing on June 18, 2009 with a $1.2 billion syndicated loan facility maturing on July 31, 2011. This new facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of the Company’s consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2006, we had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	We maintain three separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. Effective August 31, 2006, we amended two of the bilateral credit facilities, which increased total capacity by $100 million to $350 million. As of August 31, 2006 and 2005, we had $2 million and $4 million, respectively, of borrowings under these facilities.

(3)	We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. At August 31, 2006, we had no borrowings under these various facilities.
     Under the borrowing facilities described above, we had an aggregate of $153 million and $186 million of letters of credit outstanding at August 31, 2006 and 2005, respectively. In addition, we had zero and $9 million of other short-term borrowings at August 31, 2006 and 2005, respectively. We also had total outstanding debt of $50 million and $62 million at August 31, 2006 and 2005, respectively, which was primarily incurred in conjunction with the purchase of Accenture HR Services.
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

	August 31,
	2006	2005
	(in millions,
	except number of
	clients)
Number of clients	25	29

Client financing included in Current unbilled services	$158	$262
Client financing included in Non-current unbilled services	105	472

Total client financing, current and non-current	$263	$734

     The decrease in client financing from August 31, 2005 was primarily due to the reversal of client financing balances related to the impact of the NHS Transfer Agreement. See “— The NHS Contracts.”
Share Purchases and Redemptions
     From time to time we and Accenture purchase, redeem and exchange Accenture and our shares held by our current and former senior executives and their permitted transferees. In fiscal 2005, the Board of Directors of Accenture granted authority to utilize up to $2.0 billion for purchases and redemptions of shares held by current and former senior executives and their permitted transferees, as well as for the acquisition of certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units awarded in connection with Accenture’s initial public offering. Effective as of March 24, 2006, the Board of Directors of Accenture authorized an additional $1.0 billion for the purchase, redemption and exchange from time to time of Accenture and our shares.

Senior Executive Trading Policy and Practices
     Under Accenture’s Share Management Plan, which expired on July 24, 2005, we provided quarterly transactions to give our current and former senior executives and their permitted transferees the opportunity to dispose of shares that were eligible for transfer under the terms of the various transfer restrictions applicable to them. Prior to March 2006, Accenture also purchased certain Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with Accenture’s initial public offering.
     In July 2005, Accenture implemented a Senior Executive Trading Policy applicable to our senior executives which provides, among other things, that all Accenture Ltd Class A common shares, Accenture SCA Class I common shares, and Accenture Canada Holdings Inc. exchangeable shares covered by the transfer restrictions contained in Accenture’s various charter documents and still held by actively employed senior executives but which are no longer restricted by transfer restrictions will be subject to company-imposed quarterly trading guidelines. These currently limit the total number of shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. The Senior Executive Trading Policy was implemented, in part, due to the expiration on July 24, 2005 of Accenture’s Share Management Plan for current and former senior executives and the charter provisions used to facilitate that plan. Since July 24, 2005, holders of shares covered by the transfer restrictions contained in Accenture’s various charter documents have been able to individually execute sales, redemptions or dispositions of those shares that are no longer subject to these charter provisions and, in the case of our senior executives, in compliance with the quarterly trading guidelines contained in the Senior Executive Trading Policy. We may continue for the time being to redeem or purchase all Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares offered for redemption or purchase for cash.
     A summary of our share purchase activity in fiscal 2005 and 2006 was as follows:

	Other Share
	Purchase Programs
	Shares	Amount
		(in millions)
Available authorization as of August 31, 2004		$224
Purchases and redemptions(1)	45,147,483	(1,103)
Additional authorizations(2)		2,000

Available authorization as of August 31, 2005		1,121
Purchases and redemptions(3)	43,301,787	(1,179)
Additional authorizations(4)		1,000

Available authorization as of August 31, 2006		$942

(1)	Includes the following purchase activity during fiscal 2005:
•	44,105,764 Accenture SCA Class I common shares redeemed or purchased for a total cash outlay of $1,078 million and 643,325 Accenture Canada Holdings Inc. exchangeable shares purchased for a total cash outlay of $16 million; and

•	398,394 shares purchased through the RSU Sell-Back Program for a total cash outlay of $10 million.
(2)	On October 15, 2004, an additional $2 billion was authorized for redemptions and purchases under the Company’s and Accenture’s other share purchase programs.

(3)	Includes the following purchase activity during fiscal 2006:
•	31,416,894 Accenture SCA Class I common shares redeemed or purchased for a total cash outlay of $918 million and 421,194 Accenture Canada Holdings Inc. exchangeable shares purchased for a total cash outlay of $12 million;

•	11,231,941 Accenture Ltd Class A common shares purchased by a subsidiary of Accenture for an aggregate purchase price of $243 million; and

•	231,758 shares purchased through the RSU Sell-Back Program whereby Accenture offers to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with Accenture’s initial public offering for a total cash outlay of $7 million. The RSU Sell-Back Program was terminated, effective March 1, 2006. All remaining funding authorizations for the RSU Sell-Back Program were reallocated and made available for use in the Company’s other share purchase programs.
(4)	On March 24, 2006, an additional $1 billion was authorized for redemptions and purchases under the Company’s and Accenture’s other share purchase programs.

Other Redemptions and Purchases
     On September 14, 2005, the Company made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase on October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The total cash outlay for this transaction was $775 million and was separately authorized by the Board of Directors of Accenture.
     During the year ended August 31, 2006, as authorized under Accenture’s various employee equity share plans, the Company acquired 514,804 Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans for a total cash outlay of $14 million.
Subsequent Developments
     On September 11, 2006, the Company made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase, effective as of October 11, 2006 of an aggregate of 7.5 million Accenture SCA Class I common shares at a price of $24.75 per share. The total cash outlay for these transactions was approximately $187 million.
     On September 25, 2006, Accenture declared a cash dividend of $0.35 per share on its Class A common shares for shareholders of record at the close of business on October 13, 2006. Accenture will cause the Company to declare a cash dividend of $0.35 per share on its Class I common shares for shareholders of record at the close of business on October 5, 2006. Both dividends are payable on November 15, 2006.
Obligations and Commitments
     As of August 31, 2006, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
			(in millions)
Long-term debt	$50	$23	$26	$1	$—
Operating leases	2,213	338	517	371	987
Retirement obligations(1)	214	44	73	44	53
Other commitments(2)	534	363	119	39	13

Total	$3,011	$768	$735	$455	$1,053

(1)	This represents projected payments under our Basic Retirement Benefit and Early Retirement Plans. Because both of these plans are unfunded, we pay these benefits directly. These plans were eliminated for active partners after May 15, 2001.

(2)	Other commitments include, among other things, information technology, software support and maintenance obligations, as well as other obligations in the ordinary course of business that we cannot cancel or where we would be required to pay a termination fee in the event of cancellation. Amounts shown do not include recourse that we may have to recover termination fees or penalties from clients.
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2006, we were not aware of any obligations under such indemnification agreements that would require material payments.
     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Footnote 14 (Commitments and Contingencies) to our Consolidated Financial Statements under “Financial Statements and Supplementary Data.”
Newly Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning September 1, 2007. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact of the adoption of SFAS No. 158; however, we do not expect that it will have a material impact on our Consolidated Financial Statements.

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
     We use sensitivity analysis to determine the effects that market exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. As of August 31, 2006, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our hedge instruments of $43 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our hedge instruments of $43 million. As of August 31, 2005, a 10% decrease in the levels of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a decrease in the fair value of our hedge instruments of $19 million, while a 10% increase in the levels of foreign currency exchange rates against the U.S. dollar would have resulted in an increase in the fair value of our hedge instruments of $19 million.
Interest Rate Risk
     The interest rate risk associated with our borrowing and investing activities at August 31, 2006 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
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
(a) Evaluation of Disclosure Controls and Procedures
     Based on their evaluation for the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer of Accenture Ltd, the general partner of Accenture SCA, have concluded that, as of the end of this period, Accenture SCA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by Accenture SCA in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Management’s Annual Report on Internal Control over Financial Reporting
     Accenture’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
     (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     (ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or Accenture’s Board of Directors; and
     (iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Accenture Ltd, the general partner of Accenture SCA, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.
     KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its reports, included herein, on (1) our management’s assessment of the effectiveness of our internal control over financial reporting and (2) the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-3.
(c) Changes in Internal Control over Financial Reporting
     There has been no change in Accenture SCA’s internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     We have no board of directors or officers. Accenture Ltd, as our sole general partner, is vested by our articles of association with the management of us and controls our management and operations.
     Information about Accenture Ltd’s directors and executive officers is incorporated by reference from the discussion under the heading “Directors and Executive Officers” in the Definitive Information Statement for our General Meeting of Shareholders to be held November 15, 2006 (the “2007 Information Statement”). Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Information Statement. Information about Accenture Ltd’s Audit Committee, including the members of the Committee, and Accenture Ltd’s Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Directors and Executive Officers —Audit Committee of Accenture Ltd” in our 2007 Information Statement. Information about Accenture Ltd’s Code of Business Ethics governing Accenture Ltd’s employees, including Accenture Ltd’s chief executive officer, chief financial officer and principal accounting officer, and Accenture Ltd’s directors, where appropriate, is incorporated by reference from the discussion under the heading “Directors and Executive Officers —Code of Business Ethics” in our 2007 Information Statement.
Accenture SCA Supervisory Board
     While Accenture Ltd, as our general partner, manages us and is vested with the broadest powers to perform all acts of administration and disposition in our interest which are not expressly reserved by law or our articles of association to the shareholders or the supervisory board, the supervisory board supervises our affairs and our financial situation, including our books and accounts. Certain decisions, such as the appointment of the individuals put forward from time to time by the general partner to exercise the general partner’s powers and the transfer of shares, require the approval of the supervisory board. The supervisory board may be consulted on such matters as the general partner may determine. The supervisory board is composed of at least three members, each of whom is elected by a simple majority vote of our shareholders for a maximum term of six years, which may be renewable. Because Accenture Ltd has a majority voting interest in us, it controls the election of all of the members of the supervisory board.
ITEM 11. EXECUTIVE COMPENSATION
     Information about Accenture Ltd’s director and executive compensation is incorporated by reference from the discussion under the heading “Compensation of Executive Officers and Directors” in our 2007 Information Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                  RELATED SHAREHOLDER MATTERS
     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2007 Information Statement. See also “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities —Securities Authorized for Issuance under Equity Compensation Plans.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information about certain relationships and transactions with related parties is incorporated by reference from the discussion under the heading “Certain Relationships and Related Transactions” in our 2007 Information Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Information about the fees for professional services rendered by our independent auditors in 2006 and 2005 and Accenture Ltd’s Audit Committee’s policy on pre-approval of audit and permissible non-audit services of our independent auditors are incorporated by reference from the discussions under the heading “Independent Auditors’ Fees” in our 2007 Information Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) List of documents filed as part of this report:
1.	Financial Statements as of August 31, 2006 and August 31, 2005 and for the three years ended August 31, 2006—Included in Part II of this Form 10-K:
          Consolidated Balance Sheets
          Consolidated Income Statements
          Consolidated Shareholders’ Equity and Comprehensive Income Statements
          Consolidated Cash Flows Statements
          Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
          None
3.	Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, consolidated and updated as of June 28, 2005 (incorporated by reference to Exhibit 10.1 to the May 31, 2005 10-Q).

3.2	Form of Bye-laws of Accenture Ltd, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the February 28, 2005 10-Q).

9.1	Form of Voting Agreement, dated as of April 18, 2001, among Accenture Ltd and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 9.1 to the February 28, 2005 10-Q).

10.1	Form of Partner Matters Agreement, dated as of April 18, 2001, among Accenture Ltd and the partners party thereto (incorporated by reference to Exhibit 10.1 to the April 19, 2001 Form S-1).

10.2	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture Ltd and certain employees (incorporated by reference to Exhibit 10.2 to the April 19, 2001 Form S-1).

10.3	2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to Accenture Ltd’s Registration Statement on Form S-1/A filed on July 12, 2001).

10.4	2001 Employee Share Purchase Plan (incorporated by reference to Exhibit 10.14 to the November 30, 2001 10-Q).

10.5	Memorandum of Continuance of Accenture Ltd, dated February 21, 2001 (incorporated by reference to Exhibit 3.1 to Accenture Ltd’s Registration Statement on Form S-1/A filed on July 2, 2001 (the “July 2, 2001 Form S-1/A”)).

10.6	Form of Accenture SCA Transfer Rights Agreement, dated as of April 18, 2001, among Accenture SCA and the covered persons party thereto as amended and restated as of February 3, 2005 (incorporated by reference to Exhibit 10.2 to the February 28, 2005 10-Q).

10.7	Form of Non-Competition Agreement, dated as of April 18, 2001, among Accenture SCA and certain employees (incorporated by reference to Exhibit 10.7 to the April 19, 2001 Form S-1).

10.8	Form of Letter Agreement, dated April 18, 2001, between Accenture SCA and certain shareholders of Accenture SCA (incorporated by reference to Exhibit 10.8 to the April 19, 2001 Form S-1).

10.9	Form of Support Agreement, dated as of May 23, 2001, between Accenture Ltd and Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.9 to the July 2, 2001 Form S-1/A).

10.10	Form of Employment Agreement of Messrs. Campbell, Cole, Coughlan, Frerichs, Green, McGrath, Rohleder and Scrivner and Ms. Mascolo (incorporated by reference to Exhibit 10.10 to Accenture Ltd’s Registration Statement on Form S-1/A filed on June 8, 2001 (the “June 8, 2001 S-1/A”)).

10.11	Form of Employment Agreement of Karl-Heinz Flöther (incorporated by reference to Exhibit 10.3 to the November 30, 2001 10-Q).

10.12	Form of Employment Agreement of Messrs. Foster and Lajtha (incorporated by reference to Exhibit 10.8 to the November 30, 2001 10-Q).

10.13	Form of Employment Agreement of Gianfranco Casati (English translation) (incorporated by reference to Exhibit 10.13 to Accenture Ltd’s Annual Report on Form 10-K for the year ended August 31, 2006 filed on October 18, 2006 (the “Accenture Ltd August 31, 2006 10-K”)).

10.14	Form of Employment Agreement of Alexander van ’t Noordende (English translation) (incorporated by reference to Exhibit 10.14 to the Accenture Ltd August 31, 2006 10-K).

10.15	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A).

10.16	Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A).

10.17	Form of Letter Agreement, dated May 21, 2001, between Accenture Ltd and Stichting Naritaweg I (incorporated by reference to Exhibit 10.13 to the July 2, 2001 Form S-1/A).

10.18	Form of Letter Agreement, dated May 21, 2001, between Accenture Ltd and Stichting Naritaweg II (incorporated by reference to Exhibit 10.14 to the July 2, 2001 Form S-1/A).

Exhibit
Number	Exhibit
10.19	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to the November 30, 2002 10-Q).

10.20	Form of Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 9.1 to Accenture SCA’s November 30, 2002 10-Q).

10.21	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(13) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).

10.22	Form of First Amendment, dated as of May 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(14) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on September 30, 2003).

10.23	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(15) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).

10.24	Form of Second Amendment, dated as of October 1, 2003, to Transfer Restriction Agreement dated as of October 1, 2002 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 99.(d)(16) to Accenture SCA’s and Accenture International SARL’s Schedule TO filed on April 29, 2004).

10.25	Form of Ltd Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.3 to the May 31, 2005 10-Q).

10.26	Form of SCA Transfer Restriction Agreement for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.2 to the May 31, 2005 10-Q).

10.27	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture Ltd) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture Ltd and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.5 to the May 31, 2005 10-Q).

10.28	Form of Transfer Agreement (for transfers of “Unrestricted” Shares of Accenture SCA) for the Accenture Family and Charitable Transfer Program dated as of April 1, 2005 among Accenture SCA and the transferors and transferees signatory thereto (incorporated by reference to Exhibit 10.4 to the May 31, 2005 10-Q).

10.29	Form of Restricted Share Unit Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.1 to the November 30, 2004 10-Q).

10.30	Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the November 30, 2004 10-Q).

10.31	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture Ltd August 31, 2006 10-K).

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of the Chief Executive Officer of Accenture Ltd, the general partner of Accenture SCA, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer of Accenture Ltd, the general partner of Accenture SCA, pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer of Accenture Ltd, the general partner of Accenture SCA, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer of Accenture Ltd, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on October 18, 2006 by the undersigned, thereunto duly authorized.

ACCENTURE SCA, represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory
By:	/s/ DOUGLAS G. SCRIVNER
	Name:	Douglas G. Scrivner
	Title:	General Counsel & Secretary

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William D. Green, Pamela J. Craig and Douglas G. Scrivner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the Registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the Registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of the Registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 18, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ WILLIAM D. GREEN William D. Green	Chief Executive Officer, Chairman of the Board and Director (principal executive officer)

/s/ DINA DUBLON Dina Dublon	Director

/s/ DENNIS F. HIGHTOWER Dennis F. Hightower	Director

/s/ NOBUYUKI IDEI Nobuyuki Idei	Director

/s/ WILLIAM L. KIMSEY William L. Kimsey	Director

/s/ ROBERT I. LIPP Robert I. Lipp	Director

/s/ MARJORIE MAGNER Marjorie Magner	Director

/s/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director

/s/ SIR MARK MOODY STUART Sir Mark Moody Stuart	Director

Signature	Title

/s/ WULF VON SCHIMMELMANN Wulf von Schimmelmann	Director

/s/ MICHAEL G. MCGRATH Michael G. McGrath	Chief Financial Officer (principal financial officer)

/s/ ANTHONY G. COUGHLAN Anthony G. Coughlan	Principal Accounting Officer and Controller (principal accounting officer)

ACCENTURE SCA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Shareholders
Accenture SCA:
     We have audited the accompanying Consolidated Balance Sheets of Accenture SCA and its subsidiaries as of August 31, 2006 and 2005, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2006. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
     In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Accenture SCA and its subsidiaries as of August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As disclosed in Note 1 to the Consolidated Financial Statements, the Company, as of September 1, 2005, changed its method of accounting for share-based awards.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Accenture SCA’s internal control over financial reporting as of August 31, 2006, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 18, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
October 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the General Partner and Shareholders
Accenture SCA:
     We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting (Item 9A(b)), that Accenture SCA maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture SCA’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Accenture SCA maintained effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Accenture SCA maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Accenture SCA and its subsidiaries as of August 31, 2006 and 2005, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2006, and our report dated October 18, 2006 expressed an unqualified opinion on those Consolidated Financial Statements.
/s/ KPMG LLP
Chicago, Illinois
October 18, 2006

ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
August 31, 2006 and 2005
(In thousands of U.S. dollars, except share and per share amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,066,988	$2,483,990
Short-term investments	352,951	463,460
Receivables from clients, net of allowances of $48,069 and $40,821	1,916,450	1,752,937
Unbilled services	1,350,211	1,353,676
Deferred income taxes, net	187,720	121,386
Other current assets	479,501	509,818

Total current assets	7,353,821	6,685,267

NON-CURRENT ASSETS:
Unbilled services	105,081	472,430
Investments	125,119	262,873
Property and equipment, net of accumulated depreciation of $1,359,978 and $1,268,658	727,692	693,710
Goodwill	527,648	378,488
Deferred income taxes, net	392,211	291,033
Other non-current assets	186,508	173,551

Total non-current assets	2,064,259	2,272,085

TOTAL ASSETS	$9,418,080	$8,957,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$2,218	$13,681
Current portion of long-term debt	22,574	17,391
Accounts payable	856,087	807,317
Deferred revenues	1,511,259	1,284,303
Accrued payroll and related benefits	1,693,796	1,430,998
Income taxes payable	722,096	831,399
Deferred income taxes, net	49,870	42,609
Other accrued liabilities	958,582	503,435

Total current liabilities	5,816,482	4,931,133

NON-CURRENT LIABILITIES:
Long-term debt	27,065	44,116
Retirement obligation	492,555	753,558
Deferred income taxes, net	16,880	5,621
Other non-current liabilities	302,965	545,051

Total non-current liabilities	839,465	1,348,346

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	72,832	62,070
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 249,233,436 and 316,573,074 shares issued and outstanding as of August 31, 2006 and 2005, respectively	279,326	354,835
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 476,273,864 and 470,958,308 shares issued as of August 31, 2006 and 2005, respectively	537,048	529,281
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 727,992,071 and 654,720,380 shares issued as of August 31, 2006 and 2005, respectively	819,962	735,786
Restricted share units (related to Accenture Ltd Class A common shares)	482,289	365,708
Additional paid-in capital	3,435,364	3,017,187
Treasury shares, at cost: Class II common, 5,315,556 and zero shares at August 31, 2006 and 2005, respectively; Class III common, 194,117,186 and 128,969,153 shares at August 31, 2006 and 2005, respectively	(4,809,618)	(3,027,009)
Investment in Accenture Ltd shares, at cost, 342,359 and 2,353,924 shares at August 31, 2006 and 2005, respectively	(9,054)	(58,314)
Retained earnings	1,980,478	930,813
Accumulated other comprehensive loss	(26,494)	(232,484)

Total shareholders’ equity	2,689,301	2,615,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,418,080	$8,957,352

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2006, 2005 and 2004
(In thousands of U.S. dollars)

	2006	2005	2004
REVENUES:
Revenues before reimbursements	$16,646,391	$15,547,029	$13,673,563
Reimbursements	1,581,975	1,547,391	1,440,019

Revenues	18,228,366	17,094,420	15,113,582
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	11,652,352	10,454,830	9,057,246
Reimbursable expenses	1,581,975	1,547,391	1,440,019

Cost of services	13,234,327	12,002,221	10,497,265
Sales and marketing	1,708,256	1,558,266	1,488,333
General and administrative costs	1,492,690	1,511,952	1,340,467
Reorganization and restructuring (benefits) costs	(47,966)	(89,257)	28,891

Total operating expenses	16,387,307	14,983,182	13,354,956

OPERATING INCOME	1,841,059	2,111,238	1,758,626
Gain on investments, net	2,018	21,468	3,397
Interest income	129,547	108,236	59,939
Interest expense	(21,146)	(23,973)	(22,044)
Other (expense) income	(27,811)	(10,967)	160
Equity in losses of affiliates	—	—	(1,508)

INCOME BEFORE INCOME TAXES	1,923,667	2,206,002	1,798,570
Provision for income taxes	490,535	697,097	575,543

INCOME BEFORE MINORITY INTEREST	1,433,132	1,508,905	1,223,027
Minority interest in Accenture Canada Holdings Inc.	(6,787)	(7,590)	(7,581)
Minority interest – other	(12,421)	(11,946)	(2,527)

NET INCOME	$1,413,924	$1,489,369	$1,212,919

Cash dividends per share	$0.30	$—	$—
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Years Ended August 31, 2006, 2005 and 2004
(In thousands of U.S. dollars and in thousands of share amounts)

							Restricted
							Share Units
							(related to
	Class I		Class II		Class III		Accenture Ltd
	Common		Common		Common		Class A	Additional			Investment in		Retained	Accumulated Other
	Shares		Shares		Shares		common	Paid-in	Treasury Shares		Accenture Ltd		Earnings	Comprehensive
	$	No. Shares	$	No. Shares	$	No. Shares	shares)	Capital	$	No. Shares	$	No. Shares	(Deficit)	Income (Loss)	Total
Balance as of August 31, 2003	$1,072,320	958,546	$529,281	470,958	$—	—	$557,609	$2,702,248	$(846,959)	(45,257)	$(397,076)	(23,311)	$(1,708,371)	$(188,233)	$1,720,819
Comprehensive income:
Net income													1,212,919		1,212,919
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments														1,585	1,585
Foreign currency translation adjustments														44,312	44,312
Minimum pension liability adjustment, net of tax													(4,350)	28,576	24,226

Other comprehensive income														74,473
Comprehensive income															1,283,042
Income tax benefit on:
Share-based compensation plans								30,235							30,235
Contract termination													2,073		2,073
Purchases of Accenture Ltd Class A common shares								(79,491)			(168,201)	(7,011)			(247,692)
Transfer of shares from investment in Accenture Ltd								8,324	(92,119)	(3,707)	83,795	3,703			—
Share-based compensation expense							59,434	1,052							60,486
Purchases/redemptions of Accenture SCA
Class I common shares and Accenture
Canada Holdings Inc. exchangeable shares								(44,828)	(3,181,473)	(146,391)					(3,226,301)
Issuances of Class A common shares:
Employee share programs							(292,580)	(152,449)	588,552	28,578	162,384	7,897			305,907
In September 2003 secondary offering	18,301	12,748						369,582	750,591	39,647	283,401	17,300			1,421,875
In May 2004 secondary offering								105,509	882,664	43,261					988,173
Transaction fees								25,519							25,519
Minority interest								10,954							10,954

Balance as of August 31, 2004	$1,090,621	971,294	$529,281	470,958	$—	—	$324,463	$2,976,655	$(1,898,744)	(83,869)	$(35,697)	(1,422)	$(497,729)	$(113,760)	$2,375,090
Comprehensive income:
Net income													1,489,369		1,489,369
Other comprehensive loss:
Unrealized losses on marketable securities, net of reclassification adjustments														(2,743)	(2,743)
Foreign currency translation adjustments														(20,284)	(20,284)
Minimum pension liability adjustment, net of tax														(95,697)	(95,697)

Other comprehensive loss														(118,724)

							Restricted
							Share Units
							(related to
	Class I		Class II		Class III		Accenture Ltd
	Common		Common		Common		Class A	Additional			Investment in Accenture		Retained	Accumulated Other
	Shares		Shares		Shares		common	Paid-in	Treasury Shares		Ltd		Earnings	Comprehensive Income
	$	No. Shares	$	No. Shares	$	No. Shares	shares)	Capital	$	No. Shares	$	No. Shares	(Deficit)	(Loss)	Total
Comprehensive income															1,370,645
Income tax benefit on:
Share-based compensation plans								75,532							75,532
Costs related to issuance of shares								8,846							8,846
Contract termination													134		134
Purchases of Accenture Ltd Class A common shares								(13,286)			(22,617)	(931)			(35,903)
Reclassification of Class I common shares to Class III common shares	(735,786)	(654,721)			735,786	654,721									—
Share-based compensation expense							87,640	701							88,341
Purchases/redemptions of Accenture SCA
Class I and Class III common shares and Accenture
Canada Holdings Inc. exchangeable shares								(22,335)	(1,553,293)	(64,741)					(1,575,628)
Issuances of Class A common shares related to employee share programs							(46,395)	(22,392)	425,028	19,641			(60,961)		295,280
Transaction fees								3,427							3,427
Minority interest								10,039							10,039

Balance as of August 31, 2005	$354,835	316,573	$529,281	470,958	$735,786	654,721	$365,708	$3,017,187	$(3,027,009)	(128,969)	$(58,314)	(2,353)	$930,813	$(232,484)	$2,615,803
Comprehensive income:
Net income													1,413,924		1,413,924
Other comprehensive income:
Unrealized losses on marketable securities, net of reclassification adjustments														(1,260)	(1,260)
Foreign currency translation adjustments														52,423	52,423
Minimum pension liability adjustment, net of tax														154,827	154,827

Other comprehensive income														205,990
Comprehensive income															1,619,914
Income tax benefit on:
Share-based compensation plans								100,508							100,508
Contract termination													497		497
Issuance and purchase of Class II and Class III common shares			7,767	5,316	8,667	5,931		155,369	(171,803)	(11,248)			(171,696)		(171,696)
Purchases of Accenture Ltd Class A common shares								(16,192)			(263,711)	(11,979)			(279,903)
Transfer of shares from Investment in Accenture Ltd											312,971	13,990			312,971
Share-based compensation expense							152,158	112,952							265,110
Purchases/redemptions of Accenture SCA
Class I common shares	(75,509)	(67,340)			75,509	67,340			(1,692,224)	(67,340)					(1,692,224)
Purchases/redemptions of Accenture SCA
Class III common shares and Accenture
Canada Holdings Inc. exchangeable shares								61,557	(489,428)	(17,481)					(427,871)
Issuances of Class A common shares related to employee share programs							(49,141)	(1,568)	570,846	25,605			(83,219)		436,918
Dividends							13,564						(109,841)		(96,277)
Minority interest								5,551							5,551

Balance as of August 31, 2006	$279,326	249,233	$537,048	476,274	$819,962	727,992	$482,289	$3,435,364	$(4,809,618)	(199,433)	$(9,054)	(342)	$1,980,478	$(26,494)	$2,689,301

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2006, 2005 and 2004
(In thousands of U.S. dollars)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,413,924	$1,489,369	$1,212,919
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation and amortization (including amortization of deferred charges)	320,610	282,073	257,080
Reorganization benefits, net	(47,966)	(89,257)	(78,365)
Gains on investments, net	(2,018)	(21,468)	(3,397)
Losses on disposal of property and equipment, net	1,201	6,254	8,596
Losses on impairment of property and equipment	31,337	—	—
Share-based compensation expense	270,884	88,341	60,486
Deferred income taxes, net	(223,637)	63,139	92,864
Minority interest	19,208	19,536	10,108
Other, net	(346)	2,104	(121)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(90,458)	(59,460)	(182,998)
Other current assets	35,755	12,399	(208,802)
Unbilled services, current and non-current	400,142	(596,984)	(222,428)
Other non-current assets	(12,655)	(24,853)	(84,703)
Accounts payable	48,157	270,499	(65,486)
Deferred revenues	130,504	334,121	275,371
Accrued payroll and related benefits	228,688	(60,147)	498,293
Income taxes payable	(68,961)	115,950	143,229
Other accrued liabilities	233,961	29,714	162,675
Other non-current liabilities	(20,341)	25,751	(119,372)

Net cash provided by operating activities	2,667,989	1,887,081	1,755,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	657,629	944,484	421,003
Purchases of available-for-sale investments	(401,181)	(1,019,317)	(1,014,998)
Proceeds from sales of property and equipment	13,951	6,318	11,026
Purchases of property and equipment	(306,174)	(317,772)	(281,986)
Purchases of businesses and investments, net of cash acquired	(220,985)	(188,469)	(31,662)
Other, net	4,260	—	—

Net cash used in investing activities	(252,500)	(574,756)	(896,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of retirement benefits to former pre-incorporation partners	(32,671)	(38,453)	(30,606)
Proceeds from issuance of common shares	436,918	298,707	2,741,474
Purchases of common shares	(2,258,723)	(1,625,097)	(3,459,934)
Proceeds from long-term debt	29,742	6,061	799
Repayments of long-term debt	(36,056)	(9,467)	(4,058)
Proceeds from short-term borrowings	40,269	61,834	96,851
Repayments of short-term borrowings	(52,657)	(71,043)	(115,491)
Decrease in restricted cash of Accenture Share Employee Compensation Trust	—	—	83,280
Cash dividends paid	(96,277)	—	—
Excess tax benefits from share-based payment arrangements	42,832	—	—
Other, net	(7,844)	—	—

Net cash used in financing activities	(1,934,467)	(1,377,458)	(687,685)
Effect of exchange rate changes on cash and cash equivalents	101,976	(3,835)	49,150

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	582,998	(68,968)	220,797
CASH AND CASH EQUIVALENTS, beginning of period	2,483,990	2,552,958	2,332,161

CASH AND CASH EQUIVALENTS, end of period	$3,066,988	$2,483,990	$2,552,958

Supplemental cash flow information
Interest paid	$20,837	$23,597	$21,970
Income taxes paid	$768,313	$573,026	$387,450
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
      Accenture SCA is one of the world’s leading management consulting, technology services and outsourcing organizations with approximately 140,000 employees; offices and operations in more than 150 cities in 49 countries; and fiscal 2006 revenues before reimbursements of $16,646,391.
     Accenture SCA operates globally with one common brand and business model designed to enable it to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, Accenture SCA delivers competitively priced, high-value services that help clients measurably improve business performance. Accenture SCA’s global delivery model enables it to provide a complete end-to-end delivery capability by drawing on Accenture SCA’s global resources to deliver high-quality, cost-effective solutions to clients under demanding timeframes.
     In fiscal 2005, Accenture SCA developed and announced a new, broader career model for its highest-level executives that recognizes the diversity of roles and responsibilities demonstrated by these employees. This new career framework replaces internal use of the “partner” title with the more comprehensive “senior executive” title and applies the “senior executive” title to its highest-level employees, including those employees previously referred to as partners. However, for proper context, Accenture SCA continues to use the term “partner” in these Notes to Consolidated Financial Statements to refer to these persons in certain situations related to our reorganization and the period prior to our incorporation.
Principles of Consolidation
     The Consolidated Financial Statements include the accounts of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (“the Company”). In May 2001, the Accenture Worldwide Organization completed a transition to a corporate structure with Accenture Ltd (along with its subsidiary companies, “Accenture”) becoming the holding company of the Company.
     Accenture Ltd’s only business is to hold Class II and Class III common shares in, and to act as the sole general partner of, its subsidiary, the Company. Accenture operates its business through the Company. Accenture Ltd controls the Company’s management and operations and consolidates the Company’s results in its financial statements.
     The shares of Accenture Canada Holdings Inc. held by persons other than the Company are treated as a minority interest in the Company’s Consolidated Financial Statements. Purchases and/or redemptions of Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.
Revenue Recognition
     Revenues from contracts for technology integration consulting services where we design/redesign, build and implement new or enhanced systems applications and related processes for our clients are recognized on the percentage-of-completion method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Percentage-of-completion accounting involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
duration of the contract. Estimated revenues for applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities in the Consolidated Balance Sheet. Contract loss provisions recorded as of August, 31, 2006 and 2005 are immaterial.
     Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.
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
     Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $154,131 and $71,102 at August 31, 2006 and 2005, respectively, and are classified in current Unbilled services on the Consolidated Balance Sheet. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided.
     Revenues for contracts with multiple elements are allocated pursuant to Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements, as described above. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.

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
Operating Expenses
     Selected components of operating expenses were as follows:

	Year Ended August 31,
	2006	2005	2004
Training costs	$680,662	$546,248	$401,266
Research and development costs	298,354	243,449	271,943
Advertising costs	68,810	65,902	61,932
Provision for (release of) doubtful accounts	9,389	(3,849)	(641)
     Subcontractor costs are included in Cost of services as they are incurred.
Translation of Non-U.S. Currency Amounts
     Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive loss. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments.
     Foreign currency transaction (losses)/gains are included in Other (expense) income and totaled $(30,778), $(12,473) and $1,033 in fiscal 2006, 2005 and 2004, respectively.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Cash and Cash Equivalents
     Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including time deposits and certificates of deposit of $1,292,184 and $928,278 as of August 31, 2006 and 2005, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Short-term bank borrowings.
Client Receivables, Client Financing and Allowance for Doubtful Accounts
     The Company carries its client receivables at their face amounts less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its receivables and establishes an allowance for doubtful accounts based on historical experience and other currently available information. In limited circumstances, the Company agrees to extend financing to clients on technology integration consulting contracts. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones. Imputed interest is recorded at market rates in Interest income in the Consolidated Income Statement. As of August 31, 2006, total client financing was $262,736, of which $157,654 was included in Current unbilled services and $105,082 was included in Non-current unbilled services.
Investments
     All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss in Shareholders’ equity until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the FIFO method and are included in Gain on investments, net. The Company does not hold these investments for speculative or trading purposes. The equity method of accounting is used for unconsolidated investments in which the Company exercises significant influence. All other investments are accounted for under the cost method.
Foreign Exchange Instruments
     In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company hedges material cash flow exposures when feasible using forward and/or option contracts. These instruments are

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
generally short-term in nature, with maturities of less than one year, and are subject to fluctuations in foreign exchange rates. From time to time, the Company enters into forward or option contracts that are of a long-term nature. Credit risk is managed through careful selection and ongoing evaluation of the financial institutions utilized as counterparties. Substantially all of the Company’s financial instruments are recorded at estimated fair value or amounts that approximate fair value. The Company does not have any material derivatives designated as hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The changes in fair value of substantially all derivatives are recognized in the Consolidated Income Statements and included in Other (expense) income.
Property and Equipment
     Property and equipment is stated at cost, net of accumulated depreciation. Depreciation of property and equipment is computed on a straight-line basis over the following estimated useful lives:

Buildings	20 to 25 years
Computers, related equipment and software	2 to 7 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Lesser of lease term or 15 years
Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. During the fourth quarter of fiscal 2006, the Company recorded a $31,337 impairment loss on property and equipment related to the impact of the National Health Service in England (“NHS”) matter. For information regarding the NHS matter, see Footnote 14 (Commitments and Contingencies) to these Consolidated Financial Statements.
Employee Share-Based Compensation Awards
     On September 1, 2005, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) to record compensation expense for its employee stock options and share purchase rights. This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance. Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25, in accounting for its employee stock options and share purchase rights. For information regarding share-based compensation, see Footnote 10 (Share-based Compensation) to these Consolidated Financial Statements.
Use of Estimates
     The preparation of the Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates.
Reclassifications
     Certain amounts reported in previous years have been reclassified to conform to the fiscal 2006 presentation.
Concentrations of Credit Risk
     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, foreign exchange instruments and client receivables. The Company places its cash and cash equivalents and foreign exchange instruments with highly-rated financial institutions, limits the amount of credit exposure with any one financial institution

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
and conducts ongoing evaluation of the credit worthiness of the financial institutions with which it does business. Client receivables are dispersed across many different industries and countries; therefore, concentrations of credit risk are limited.
Newly Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, is effective for us beginning September 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Consolidated Financial Statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending August 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
2. RESTRUCTURING AND REORGANIZATION (BENEFITS) COSTS
Restructuring
     In fiscal 2002, the Company recognized restructuring costs of $110,524 related to a global consolidation of office spaces, consisting of $67,112 to consolidate various locations and $43,412 to abandon the related fixed assets. In fiscal 2004, the Company recognized restructuring costs of $107,256, primarily in the United States and the United Kingdom, consisting of $89,331 to consolidate various locations and $17,925 to abandon the related fixed assets. The fiscal 2004 restructuring costs were allocated to the reportable operating segments as follows: $26,952 to Communications & High Tech; $23,579 to Financial Services; $15,774 to Government; $23,491 to Products; and $17,460 to Resources.
     The Company’s restructuring activity was as follows:

	Year Ended August 31,
	2006	2005
Restructuring liability balance, beginning of period	$69,919	$102,761
Payments made	(20,884)	(29,582)
Other(1)	4,474	(3,260)

Restructuring liability, end of period	$53,509	$69,919

(1)	Other represents imputed interest, immaterial changes in lease estimates and foreign currency translation.
     As of August 31, 2006, restructuring liabilities were $53,509, of which $15,996 was included in Other accrued liabilities and $37,513 was included in Other non-current liabilities in our Consolidated Balance Sheet. The recorded liabilities represent the net present value of the estimated remaining obligations related to existing operating leases.
Reorganization
     In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of our shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to the Company as part of the reorganization. The Company has identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners that were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. If additional taxes are assessed on these shareholders or partners in connection with these transfers, we intend to make payments to reimburse the costs associated with the assessment either to the shareholder or partner, or to the taxing authority. Accenture has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.
     The Company’s reorganization activity was as follows:

	Year Ended August 31,
	2006	2005	2004
Reorganization liability balance, beginning of period	$381,440	$454,042	$510,149
Final determinations(1)	(72,362)	(115,444)	(80,112)
Changes in estimates	—	—	(25,547)

Benefit recorded	(72,362)	(115,444)	(105,659)
Interest expense accrued	24,396	26,187	27,294
Payments	—	—	—

Benefits, net of accrued interest and payments	(47,966)	(89,257)	(78,365)
Foreign currency translation	17,390	16,655	22,258

Reorganization liability, end of period	$350,864	$381,440	$454,042

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     As of August 31, 2006, reorganization liabilities of $267,142 were included in Other accrued liabilities because expirations of statutes of limitations could occur within 12 months and reorganization liabilities of $83,722 were included in Other non-current liabilities in our Consolidated Balance Sheet. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the final statutes of limitations will have expired in a number of tax jurisdictions by the end of that year. However, tax audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.
3. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of Accumulated other comprehensive loss were as follows:

	August 31,
	2006	2005
Unrealized losses on marketable securities, net of reclassification adjustments	$(3,479)	$(2,219)
Foreign currency translation adjustments	9,387	(43,036)
Minimum pension liability adjustment, net of tax of $22,863 and $125,057, respectively	(32,402)	(187,229)

Accumulated other comprehensive loss	$(26,494)	$(232,484)

4. PROPERTY AND EQUIPMENT
     The components of Property and equipment, net were as follows:

	August 31,
	2006	2005
Buildings and land	$3,870	$3,272
Computers, related equipment and software	1,245,334	1,218,029
Furniture and fixtures	308,192	281,624
Leasehold improvements	530,274	459,443

Property and equipment, gross	2,087,670	1,962,368
Total accumulated depreciation	(1,359,978)	(1,268,658)

Property and equipment, net	$727,692	$693,710

5. BUSINESS COMBINATIONS AND GOODWILL
     On June 15, 2005, the Company acquired the net assets of Capgemini’s North American Health practice for $175,000 in cash and incurred $3,525 in expenses that have been accounted for as part of the purchase price. As a result of the acquisition, more than 500 Capgemini professionals joined the Company’s Products operating group in North America. The business acquired by the Company provided hospitals, insurance companies and government entities with systems integration and consulting services related to the delivery of and payment for healthcare services. The primary assets acquired include professional staff, intellectual property regarding processes and numerous client contracts that generally lasted less than one year. The Company recorded $144,986 of goodwill, all of which was allocated to the Products reportable segment, and intangible assets of $25,600. The intangible assets are being amortized over one to five years. The pro forma effects on the Company’s operations are not material. Also in fiscal 2005, the Company recorded additional goodwill of $14,561 related to its acquisitions of Accenture HR Services and $8,837 from other immaterial acquisitions during the year.
     During fiscal 2006, the Company recorded additional goodwill of $163,278, related to seven individually immaterial acquisitions. These additions were offset by $29,771 in net goodwill adjustments, primarily resulting from the reversal of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions. The total consideration for fiscal 2006 acquisitions was $209,267. The businesses acquired by the Company in fiscal 2006 provide various technology consulting, advisory and outsourcing services. In connection with these acquisitions, the Company also recorded intangible assets of $49,189 which are being amortized over one to seven years. The pro forma effects of the fiscal 2006 acquisitions on the Company’s operations are not material.
     All of the Company’s goodwill relates to acquisitions subsequent to July 2001 and as such has been accounted for under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which does not permit amortization of goodwill. The Company follows the impairment provisions and disclosure requirements of SFAS No. 142. As such, the Company

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
performed impairment tests of goodwill as of May 31, 2006 and 2005 and determined that goodwill was not impaired. The changes in the carrying amount of goodwill by reportable segment are as follows:

			Foreign			Foreign
	Balance at		Currency	Balance at		Currency	Balance at
	August 31,	Additions/	Translation	August 31,	Additions/	Translation	August 31,
	2004	Adjustments	Adjustments	2005	Adjustments	Adjustments	2006
Communications & High Tech	$70,949	$3,889	$(1,752)	$73,086	$5,128	$4,525	$82,739
Financial Services	43,668	8,800	(899)	51,569	69,650	2,373	123,592
Government	23,242	2,083	(392)	24,933	6,568	1,752	33,253
Products	46,402	151,276	(741)	196,937	56,111	5,342	258,390
Resources	30,221	2,336	(594)	31,963	(3,950)	1,661	29,674

Total	$214,482	$168,384	$(4,378)	$378,488	$133,507	$15,653	$527,648

6. INVESTMENTS AND FINANCIAL INSTRUMENTS
     The components of the Company’s investments were as follows:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
August 31, 2006
Available-for-sale debt securities
Asset-backed securities	$24,759	$—	$(536)	$24,223
Certificates of deposit and time deposits	50,105	6	—	50,111
Corporate debt securities	331,979	79	(1,551)	330,507
Foreign government securities	3,803	1	(125)	3,679
U.S. Treasury securities	67,455	—	(1,592)	65,863

Total available-for-sale debt securities	478,101	86	(3,804)	474,383
Available-for-sale equity securities	2,018	297	(58)	2,257

Total available-for-sale securities	480,119	383	(3,862)	476,640
Other	1,430	—	—	1,430

Total investments at August 31, 2006	$481,549	$383	$(3,862)	$478,070

August 31, 2005
Available-for-sale debt securities
Asset-backed securities	$28,568	$20	$(616)	$27,972
Certificates of deposit and time deposits	46,000	1	—	46,001
Corporate debt securities	537,660	313	(1,153)	536,820
Foreign government securities	3,356	52	(10)	3,398
U.S. Treasury securities	99,204	—	(906)	98,298

Total available-for-sale debt securities	714,788	386	(2,685)	712,489
Available-for-sale equity securities	11,482	161	(81)	11,562

Total available-for-sale securities	726,270	547	(2,766)	724,051
Other	2,282	—	—	2,282

Total investments at August 31, 2005	$728,552	$547	$(2,766)	$726,333

     The amortized cost and estimated fair value of available-for-sale investments in debt securities, by contractual maturity, were as follows:

	August 31, 2006
	Amortized	Estimated
	Cost	Fair Value
Due in 1 year or less	$353,565	$352,891
Due in 1-2 years	43,370	42,450
Due in 2-3 years	53,877	52,375
Due in 3-4 years	8,683	8,434
Due in 4-5 years	13,364	13,106
Due after 5 years	5,242	5,127

Total available-for-sale debt securities	$478,101	$474,383

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     Proceeds from maturities of available-for-sale investments were $504,265 for the year ended August 31, 2006.

	August 31,
	2006	2005	2004
Available-for-sale investments
Proceeds from sale	$153,364	$43,452	$421,003
Gross realized gains	3,347	26,291	9,357
Gross realized losses	305	3,956	8,382
Equity Method Investments
     As a result of a negative basis difference arising from the formation of a joint venture accounted for at carryover basis in fiscal 2003, the underlying equity in net assets of the joint venture exceeded the Company’s carrying value. The negative basis difference was amortized over three years on a straight-line basis and became fully amortized in fiscal 2005. Amortization of the negative basis differences of $5,552 and $27,016 was reflected in the accompanying Consolidated Income Statements in fiscal 2005 and 2004, respectively.
Foreign Exchange Instruments
     Market quoted exchange rates are used to determine the fair value of foreign exchange instruments. The notional values and fair values of such instruments were as follows:

	August 31,
	2006		2005
	Notional	Fair	Notional	Fair
	Value	Value	Value	Value
Foreign currency forward exchange contracts:
To sell	$176,486	$(4,740)	$287,794	$(527)
To buy	471,280	(2,908)	372,204	(172)
7. BORROWINGS AND INDEBTEDNESS
     At August 31, 2006, the Company had the following borrowing facilities:

Facility Amount
Syndicated loan facility(1)	$1,200,000
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities(2)	350,000
Local guaranteed and non-guaranteed lines of credit(3)	136,000

Total	$1,686,000

(1)	On July 31, 2006, we replaced our $1,500,000 syndicated loan facility maturing on June 18, 2009 with a $1,200,000 syndicated loan facility maturing on July 31, 2011. This new facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of the Company’s consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. We continue to be in compliance with these terms. As of August 31, 2006, we had no borrowings under the facility. The facility is subject to annual commitment fees.

(2)	We maintain three separate bilateral, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of our operations. Interest rate terms on the bilateral revolving facilities are at market rates prevailing in the relevant local markets. Effective August 31, 2006, we amended two of the bilateral credit facilities, which increased total capacity by $100,000 to $350,000. As of August 31, 2006 and 2005, we had $2,218 and $4,401, respectively, of borrowings under these facilities. The weighted average interest rate on borrowings under these multicurrency credit facilities and lines of credit, based on the average annual balances, was approximately 5% in fiscal 2006 and 7% in fiscal 2005 and 2004.

(3)	We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. At August 31, 2006, we had no borrowings under these various facilities.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
      Under the borrowing facilities described above, the Company had an aggregate of $153,318 and $186,147 of letters of credit outstanding at August 31, 2006 and 2005, respectively. In addition, the Company had zero and $9,280 of other short-term borrowings at August 31, 2006 and 2005, respectively. The Company also had total outstanding debt of $49,639 and $61,507 as of August 31, 2006 and 2005, respectively, which was primarily incurred in conjunction with the purchase of Accenture HR Services.
8. INCOME TAXES
     The components of the Provision for income taxes were as follows:

	Year Ended August 31,
	2006	2005	2004
Current taxes:
U.S. Federal	$293,733	$138,457	$135,510
U.S. state and local	41,961	19,779	19,359
Non-U.S	375,376	478,049	318,800

Total current tax expense	711,070	636,285	473,669

Deferred taxes:
U.S. Federal	(179,505)	55,344	52,399
U.S. state and local	(25,643)	7,906	7,486
Non-U.S	(15,387)	(2,438)	41,989

Total deferred tax (benefit) expense	(220,535)	60,812	101,874

Total	$490,535	$697,097	$575,543

     Deferred income tax (benefit) expense related to the additional minimum pension liability was $102,863 and $(63,703) in fiscal 2006 and 2005, respectively, and was recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets.
     The components of Income before income taxes were as follows:

	Year Ended August 31,
	2006	2005	2004
U.S. sources	$648,283	$682,030	$503,257
Non-U.S. sources	1,275,384	1,523,972	1,295,313

Total	$1,923,667	$2,206,002	$1,798,570

     The reconciliation of the U.S. Federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended August 31,
	2006	2005	2004
U.S. Federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.7	1.6	1.4
Reorganization benefits	(0.9)	(1.4)	(1.5)
Other final determinations(1)	(10.8)	(6.4)	(2.2)
Deferred tax revaluation(2)	(3.8)	—	—
Non-U.S. operations	0.5	(0.4)	(1.4)
Other	3.8	3.2	0.7

Effective income tax rate	25.5%	31.6%	32.0%

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
(2)	Related to updated estimates of the probable future benefit of certain deferred tax assets.
     The components of the Company’s deferred tax assets and liabilities included the following:

	Year Ended August 31,
	2006	2005
Deferred tax assets:
Pensions	$77,845	$161,197
Revenue recognition	43,747	55,235
Compensation and benefits	165,180	121,060
Share-based compensation	161,220	26,778
Tax credit carryforwards	13,937	11,449
Net operating loss carryforwards	271,458	220,373

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

	Year Ended August 31,
	2006	2005
Depreciation and amortization	144,023	119,322
Other	48,513	72,944

	925,923	788,358
Valuation allowance	(198,654)	(270,630)

Total deferred tax assets	727,269	517,728

Deferred tax liabilities:
Revenue recognition	(71,319)	(46,740)
Depreciation and amortization	(58,660)	(58,479)
Investments	(51,375)	(23,357)
Other	(32,734)	(24,963)

Total deferred tax liabilities	(214,088)	(153,539)

Net deferred tax assets	$513,181	$364,189

     The Company recorded valuation allowances of $198,654 and $270,630 as of August 31, 2006 and 2005, respectively, against deferred tax assets associated with capital losses on certain investments and certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. As of August 31, 2006 and 2005, $20,736 and $50,280, respectively, of the valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting, the reversal of which in future years will be allocated first to reduce goodwill and then to reduce other non-current intangible assets of the acquired entity. In addition, $2,043 and $7,275 of the valuation allowances as of August 31, 2006 and 2005, respectively, related to tax attributes, the reversal of which in future years will be allocated to Additional paid-in capital and Retained earnings.
     The Company had net operating loss carryforwards as of August 31, 2006 of $883,155. Of this amount, $281,320 expires at various dates through 2023 and $601,835 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2006 of $13,937, of which $12,967 will expire at various dates through 2026 and $970 has an indefinite carryforward period.
     As of August 31, 2006, the Company had not recognized a deferred tax liability on $961,279 of undistributed earnings for certain subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.
     On October 22, 2004, the American Jobs Creation Act (“AJCA”) became law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. Our affiliate Avanade Inc “Avanade” can elect to apply this provision to qualifying earnings repatriations in its tax year ending September 30, 2006. Avanade has elected under this provision to repatriate $20,800 in September 2006. The tax expected to be paid on the repatriated earnings is $180.
     A portion of the Company’s operations are subject to a reduced tax rate or are free of tax under various tax holidays which expire during fiscal 2009 and 2010. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $20,000, $17,000 and $11,000 in fiscal 2006, 2005 and 2004, respectively.
     During fiscal 2006, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for fiscal 2003. We expect this audit to be completed by the end of fiscal 2007. We are also under examination by numerous state and non-US tax authorities. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, we do not believe the outcome of these audits will have a material adverse effect on our consolidated financial position or results of operations.
     If the Company or one of its non-U.S. subsidiaries were classified as a foreign personal holding company, the Company’s U.S. shareholders would be required to include in income, as a dividend, their pro rata share of the Company’s (or the Company’s relevant non-U.S. subsidiary’s) undistributed foreign personal holding company income.
     Because of the application of complex U.S. tax rules regarding attribution of ownership, Accenture met the definition of a foreign personal holding company in a portion of fiscal 2004, and certain non-U.S. subsidiaries met the definition in fiscal 2005 and 2004. However, there is no foreign personal holding company income that the Company’s U.S. shareholders are required to include in income for such years.
     In the event that the Company has net foreign personal holding company income, the Company may distribute a dividend to shareholders to avoid having taxable income imputed under these rules. Under certain circumstances, such a distribution could create additional income tax costs to the Company. Since the Company did not have any foreign personal holding company income in fiscal 2005 and 2004, no such taxes have been provided.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     U.S. tax law repealed the foreign personal holding company provisions, effective for all tax years after fiscal 2005.
9. RETIREMENT AND PROFIT SHARING PLANS
Defined Benefit Pension and Postretirement Benefits
     In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans and postretirement medical plans for certain current, retired and resigned employees. The majority of the plans are non-contributory. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The Company utilizes actuarial methods required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”), and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“SFAS No. 106”), to account for pension and postretirement benefit plans, respectively.
     In addition, certain postemployment benefits, including severance benefits, disability-related benefits and continuation of benefits, such as healthcare benefits and life insurance coverage, are provided to former or inactive employees after employment but before retirement. These costs are substantially provided for on an accrual basis.
     The Company uses a June 30 or August 31 measurement date for its U.S. and non-U.S. benefit plans.
     The components of net periodic pension and postretirement expense were as follows:

	Pension Benefits
	Year Ended August 31,
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of pension expense	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$64,410	$51,496	$49,518	$45,054	$45,247	$34,802
Interest cost	49,923	20,865	42,760	18,037	36,262	12,799
Expected return on plan assets	(52,318)	(19,833)	(42,892)	(15,305)	(24,735)	(9,932)
Amortization of transitional obligation	—	—	—	—	—	(213)
Amortization of loss/(gain)	31,140	1,962	13,675	(1,023)	20,673	782
Amortization of prior service cost	1,149	709	1,291	1,579	2,472	90
Curtailment loss recognized	—	183	—	243	—	—
Special termination benefits charge	—	1,582	—	1,299	—	3,643

Total	$94,304	$56,964	$64,352	$49,884	$79,919	$41,971

	Postretirement Benefits
	Year Ended August 31,
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of postretirement expense	Plans	Plans	Plans	Plans	Plans	Plans
Service cost	$10,102	$2,061	$7,091	$1,646	$7,263	$1,677
Interest cost	6,150	1,766	5,534	1,776	5,167	1,561
Expected return on plan assets	(1,419)	—	(1,335)	—	(1,424)	—
Amortization of transitional obligation	79	—	79	—	79	204
Amortization of loss	2,518	198	1,493	94	2,401	74
Amortization of prior service cost	(801)	(281)	(801)	(161)	(801)	—
Curtailment loss recognized	—	(472)	—	(222)	—	—

Total	$16,629	$3,272	$12,061	$3,133	$12,685	$3,516

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     The weighted-average assumptions used to determine the net periodic pension and postretirement expense are as follows:

	Pension Benefits
	Year Ended August 31,
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	5.25%	4.28%	6.25%	4.93%	6.00%	4.85%
Expected rate of return on plan assets	7.50	5.57	7.50	5.19	8.00	5.66
Rate of increase in future compensation	4.50	3.27	4.50	3.16	4.50	3.10

	Postretirement Benefits
	Year Ended August 31,
	2006		2005		2004
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	5.25%	5.50%	6.25%	6.75%	6.00%	6.50%
Expected rate of return on plan assets	7.50/3.50	N/A	7.50/3.50	N/A	8.00/5.00	N/A
Rate of increase in future compensation	N/A	3.50	N/A	4.50	N/A	4.00
     The weighted-average assumptions used to determine the fiscal year-end benefit obligations are as follows:

	Pension Benefits				Postretirement Benefits
	Year Ended August 31,				Year Ended August 31,
	2006		2005		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Discount rate	6.50%	4.68%	5.25%	4.28%	6.50%	6.00%	5.25%	5.50%
Rate of increase in future compensation	4.50	3.45	4.50	3.27	N/A	2.90	N/A	3.50
     Our methodology for selecting the discount rate for our U.S. Plans was to match the plans’ cash flows to that of a yield curve that provides the equivalent yields on zero-coupon corporate bonds for each maturity. The discount rate assumption for our Non-U.S. Plans reflects the market rate for high- quality, fixed-income debt instruments. Both discount rate assumptions are based on the expected duration of the benefit payments for each of the Company’s pension plans as of the annual measurement date and is subject to change each year. The expected long-term rate of return on plan assets should, over time, approximate the actual long-term returns on pension and other postretirement plan assets. The expected return on plan assets assumption is based on historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the asset portfolio.
     The changes in the benefit obligation, plan assets and the funded status of the benefit plans are as follows:

	Pension Benefits				Postretirement Benefits
	Year Ended August 31,				Year Ended August 31,
	2006		2005		2006		2005
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	Plans	Plans	Plans	Plans	Plans	Plans	Plans	Plans
Changes in benefit obligation
Benefit obligation, beginning of year	$957,547	$511,585	$692,028	$335,819	$118,336	$31,411	$89,476	$25,054
Service cost	64,410	51,496	49,518	45,054	10,102	2,061	7,091	1,646
Interest cost	49,923	20,865	42,760	18,037	6,150	1,766	5,534	1,776
Amendments	—	(11,794)	—	1,365	—	(5,687)	—	(3,858)
Termination benefits	—	1,582	—	1,299	—	—	—	—
Participant contributions	—	6,544	—	6,366	—	—	—	—
Acquisitions/divestitures /transfers	—	39,325	—	75,024	—	—	—	—
Curtailments	—	(1,300)	—	(540)	—	(2,136)	—	(263)
Actuarial loss(gain)	(215,857)	(3,317)	189,769	73,364	(37,868)	(3,478)	19,555	4,160
Benefits paid	(15,752)	(28,676)	(16,528)	(39,369)	(1,782)	(250)	(3,320)	(130)
Exchange rate loss	—	29,968	—	2,212	—	2,075	—	3,026
Settlements	—	—	—	(7,046)	—	—	—	—

Benefit obligation, end of year	$840,271	$616,278	$957,547	$511,585	$94,938	$25,762	$118,336	$31,411

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)

	Pension Benefits				Postretirement Benefits
	Year Ended August 31,				Year Ended August 31,
	2006		2005		2006		2005
		Non-U.S.		Non-U.S.		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans
Changes in plan assets
Fair value of plan assets, beginning of year	$701,343	$344,088	$470,792	$243,424	$25,643	$—	$24,585	$—
Actual return on plan assets	81,086	23,998	63,227	24,998	1,839	—	1,647	—
Acquisitions/divestitures /transfers	2,733	28,550	—	70,004	—	—	—	—
Employer contributions	32,234	60,414	183,852	40,780	877	250	180	130
Participant contributions	—	6,544	—	6,366	—	—	2,551	—
Benefits paid	(15,752)	(28,676)	(16,528)	(39,369)	(1,782)	(250)	(3,320)	(130)
Exchange rate gain	—	23,573	—	4,931	—	—	—	—
Settlements	—	—	—	(7,046)	—	—	—	—

Fair value of plan assets, end of year	$801,644	$458,491	$701,343	$344,088	$26,577	$—	$25,643	$—

Reconciliation of funded status
Funded status	$(38,627)	$(157,787)	$(256,204)	$(167,497)	$(68,361)	$(25,762)	$(92,693)	$(31,411)
Unrecognized transitional obligation	—	—	—	—	519	—	598	—
Unrecognized loss	59,117	63,918	337,615	71,192	2,132	1,683	43,141	7,187
Unrecognized prior service cost	2,739	(7,913)	3,888	5,215	(7,306)	(9,268)	(8,107)	(3,838)
Contribution made after measurement date	—	1,985	—	1,499	—	44	(112)	24

Net amount recognized at year-end	$23,229	$(99,797)	$85,299	$(89,591)	$(73,016)	$(33,303)	$(57,173)	$(28,038)

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$110,377	$11,175	$10,274	$10,441	$—	$—	$—	$—
Accrued benefit liability	(122,350)	(131,035)	(205,404)	(135,238)	(73,016)	(33,303)	(57,173)	(28,038)
Intangible asset	—	—	3,339	10	—	—	—	—
Accumulated other comprehensive loss	35,202	20,063	277,090	35,196	—	—	—	—

Net amount recognized at year-end	$23,229	$(99,797)	$85,299	$(89,591)	$(73,016)	$(33,303)	$(57,173)	$(28,038)

Funded Status for Defined Benefit Plans
     Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements.
     Our U.S. pension plans include plans covering certain U.S. employees and former employees, as well as a Basic Retirement Plan for former pre-incorporation partners, which was frozen in 2001. The Company made discretionary contributions of $25,000 and $50,000 to its U.S. employees’ pension plans in fiscal 2006 and 2005, respectively. Basic retirement benefits of $7,234 and $8,852 were paid in fiscal 2006 and 2005, respectively. There were contributions of $60,900 and $41,565 for the non-U.S. pension plans in fiscal 2006 and 2005, respectively.
     SFAS No. 87 requires recognition of a minimum pension liability if the fair value of pension assets is less than the accumulated benefit obligation. In fiscal 2006, the charge decreased by $154,827, representing an adjustment to decrease the pension liability by $257,663, net of a tax benefit of $102,863. In fiscal 2005, the charge increased by $95,697, representing an adjustment to increase the pension liability by $159,400, net of a tax expense of $63,703. These adjustments were included in Accumulated other comprehensive loss in the Shareholders’ equity section of the Consolidated Balance Sheet.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     The accumulated benefit obligation for all U.S. and non-U.S. defined benefit pension plans as of August 31, 2006 and 2005 was as follows:

	August 31,
	2006		2005
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Accumulated benefit obligation	$790,288	$518,723	$903,306	$434,596
     The following information is provided for defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets:

	2006		2005
		Non-U.S.		Non-U.S.
	U.S. Plans	Plans	U.S. Plans	Plans
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$122,350	$446,652	$911,808	$434,117
Fair value of plan assets	—	271,545	654,948	256,790
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$122,350	$186,122	$860,352	$321,681
Fair value of plan assets	—	75,324	654,948	200,533
Investment Strategies
U.S. Pension Plans
     The overall investment objective of the plans is to provide growth in the assets of the plans to help fund future benefit obligations while managing risk in order to meet current benefit obligations. The plans’ future prospects, their current financial conditions, the Company’s current funding levels and other relevant factors suggest that the plans can tolerate some interim fluctuations in market value and rates of returns in order to achieve long-term objectives without undue risk to the plans’ ability to meet their current benefit obligations.
     The Company’s investment committee recognizes that asset allocation of the pension plans’ assets is an important factor in determining long-term performance. Actual asset allocations at any point in time may vary from the specified targets below and will be dictated by current and anticipated market conditions, required cash flows, and investment decisions of the investment committee and the pension plans’ investment funds and managers. Ranges are established to provide flexibility for the asset allocation to vary around the targets without the need for immediate rebalancing.
Non-U.S. Pension Plans
     Our plan assets in non-U.S. pension plans conform to the investment policies and procedures of each plan and to relevant legislation. The pension committee or trustee of each plan regularly, but at least annually, reviews the investment policy and the performance of the investment managers. In certain countries, the trustee is also required to consult with the Company. Generally, the investment return objective of each plan is to achieve a total annualized rate of return that exceeds inflation over the long term by an amount based on the target asset mix of that plan. In certain countries, plan assets are invested in funds that are required to hold a majority of assets in bonds, with a smaller proportion in equities. Also, certain plan assets are entirely invested in contracts held with the plan insurer, who determines the investment strategy. Pension plans in certain countries are unfunded.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Plan Assets
     The following table shows the Company’s target allocation for fiscal 2007 and weighted-average asset allocations as of August 31, 2006 and 2005 by asset category, for its pension and postretirement benefit plans:
Pension Plans

			Plan Assets at August 31,
	2007 Target Allocation		2006		2005
		Non-U.S.		Non-U.S.		Non-U.S.
Asset Category	U.S. Plans	Plans	U.S. Plans	Plans	U.S. Plans	Plans
Equity securities	79%	35-45%	79%	44%	76%	30%
Debt securities	21	35-45	21	39	20	32
Cash and short-term investments	—	0-5	—	2	—	19
Insurance contracts	—	0-5	—	13	—	13
Other	—	10-15	—	2	4	6

Total	100%	n/m	100%	100%	100%	100%

n/m = not meaningful
U.S. Postretirement Plan(1)

	2007 Target	Plan Assets at August 31,
Asset Category	Allocation	2006	2005
Equity securities	39%	37%	35%
Debt securities	21	20	19
Cash and short-term investments	40	43	46

Total	100%	100%	100%

(1)	The non-U.S. plans are unfunded and thus the table only relates to the U.S. Plans.
Expected Contributions
     In fiscal 2007, the Company expects to pay approximately $8,050 of benefit payments, as part of its Basic Retirement Plan, and expects to contribute $44,781 to its non-U.S. pension plans. Cash funding for retiree medical plans in fiscal 2007 is estimated to be approximately $1,805. In fiscal 2007, no contribution will be required for U.S. employees’ pension plans. The Company has not determined whether it will make additional voluntary contributions for employee pension plans.
Estimated Future Benefit Payments
     Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension Benefits		Postretirement Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
2007	$16,780	$13,584	$2,758	$330
2008	18,630	13,837	3,260	422
2009	20,879	14,793	3,785	490
2010	23,603	15,961	4,287	569
2011	26,497	17,622	4,923	668
2012-2016	182,665	114,059	30,420	5,393

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Assumed Health Care Cost Trend
     Our U.S. Postretirement Benefits annual rate increases in the per capita cost of health care benefits of 9.5% (under age 65) and 10.0% (over age 65) were assumed for the plan year ending June 30, 2007. The rate is assumed to decrease on a straight-line basis to 5% for the plan year ending June 30, 2011 and remain at that level thereafter. A one percentage point change in the assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase		One Percentage Point Decrease
	2006	2005	2006	2005
Effect on total of service and interest cost components	$3,119	$2,527	$(2,415)	$(2,056)
Effect on year-end postretirement benefit obligation	11,526	22,362	(9,560)	(17,375)
Basic Retirement Benefits
     Obligations relating to basic retirement benefits for former pre-incorporation partners under the Basic Retirement Plan are included in the U.S. pension plans discussed above. This plan was eliminated for active partners after May 15, 2001, in connection with the transition to a corporate structure. All qualifying partners or their qualifying surviving spouses will receive basic retirement benefits for life. The amount of annual benefit payments is adjusted for cost-of-living adjustments at the beginning of each calendar year. The plan is unfunded and its projected benefit obligations were $122,350 and $138,165 as of August 31, 2006 and 2005, respectively.
Early Retirement Benefits
     Obligations related to pre-May 15, 2001 partner early retirement benefits are not included in pension benefits disclosed above. For periods ended on or prior to May 15, 2001, partners retiring after age 56 and prior to age 62 received early retirement benefits based on two years’ earnings on a straight-line declining basis that resulted in no payout to partners retiring at age 62. Retired partners could elect to receive benefits in the form of a lump-sum payment or 10-year installment payments. Partners electing installment payments accrue interest based on a U.S. Treasury bond index. This plan was eliminated for active partners after May 15, 2001, in connection with the Company’s transition to a corporate structure in May 2001. Early retirement benefits of $37,939, $46,421 and $37,958 were paid to retired partners in fiscal 2006, 2005 and 2004, respectively. As of August 31, 2006, the remaining amounts due for early retirement benefits were $105,182, of which $36,641 was included in Other accrued liabilities and $68,541 was included in Retirement obligation in our Consolidated Balance Sheet. These amounts are being paid out through 2011. As of August 31, 2005, the remaining amounts due for early retirement benefits were $139,392, of which $37,948 was included in Other accrued liabilities and $101,444 was included in Retirement obligation in our Consolidated Balance Sheet.
Defined Contribution Plans
     As of January 1, 2004, the Company established a trusteed employer 401(k) match plan, the Accenture U.S. 401(k) Match and Savings Plan, in the United States. The total costs of the 401(k) match plan were $48,086, $44,172 and $30,762 in fiscal 2006, 2005 and 2004, respectively.
     In the United States, the Company maintains and administers a trusteed profit sharing plan, the Accenture U.S. Discretionary Profit Sharing Plan. The annual discretionary profit sharing contribution is determined by management after the end of the fiscal year. The liability recorded as of August 31, 2006 and 2005 for profit sharing was $52,691 and $49,702, respectively. We expect to pay the liability recorded as of August 31, 2006 in the first quarter of fiscal 2007. The total costs of the profit sharing plan were $52,691, $49,702, and $44,961 in fiscal 2006, 2005 and 2004, respectively.
     In the United Kingdom, the Company also maintains and administers a defined contribution plan, the Accenture Retirement Savings Plan. The Company provides matching contributions up to certain amounts based upon the age of the eligible employee. The total costs of the plan were $50,225, $46,045 and $37,636 in fiscal 2006, 2005 and 2004, respectively.
10. SHARE-BASED COMPENSATION
     In December 2004, the FASB issued SFAS No. 123R which is a revision of SFAS No. 123, and supersedes APB No. 25, and its related implementation guidance. On September 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
share-based payment transactions. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. Upon the adoption of SFAS No. 123R, the Company recognized an immaterial one-time gain based on SFAS No. 123R’s requirement to apply an estimated forfeiture rate to unvested awards. Previously, the Company recorded forfeitures as incurred.
     Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Accenture Ltd 2001 Share Incentive Plan (the “SIP”) and through the Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”); however, compensation expense was recognized in connection with the issuance of restricted share units granted under the SIP. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in the Company recording compensation expense for employee stock options and employee share purchase rights. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Year Ended August 31, 2006
		Under APB
	As Reported	No. 25
Income before income taxes	$1,923,667	$2,021,574
Income before minority interest	1,433,132	1,497,359
Net income	1,413,924	1,447,322
Cash flows provided by operating activities	2,667,989	2,710,821
Cash flows used in financing activities	(1,934,467)	(1,977,299)
     Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the SIP and for employee share purchase rights under the ESPP been determined based on fair value at the grant date consistent with SFAS No. 123, with stock options expensed using the accelerated expense attribution method, the Company’s Net income for fiscal 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	Year Ended August 31,
	2005	2004
Net income as reported	$1,489,369	$1,212,919
Add: Share-based compensation expense already included in Net income as reported, net of tax and minority interest	81,710	55,205
Deduct: Pro forma employee compensation cost related to stock options, restricted share units and employee share purchase plan, net of tax and minority interest	(233,309)	(150,594)

Subtotal	(151,599)	(95,389)

Pro forma net income	$1,337,770	$1,117,530

Share Incentive Plan
     The SIP is administered by the Compensation Committee of the Board of Directors of the Company and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards to approved participants, including the Company’s senior executives and employees. A maximum of 375,000,000 Accenture Ltd Class A common shares are currently authorized for awards under the SIP. As of August 31, 2006, 165,164,681 shares were available for future grants under the SIP. Accenture Ltd Class A common shares covered by awards that expire, terminate or lapse will again be available for the grant of awards under the SIP.
     The Company issues new Accenture Class A common shares and shares from treasury for shares delivered under the SIP. The parameters of the Company’s share purchase and redemption activities of Accenture and the Company are not established solely with reference to the dilutive impact of deliveries made under the SIP. However, the Company expects that, over time, share purchases will offset the dilutive impact of deliveries to be made under the SIP.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     A summary of information with respect to share-based compensation was as follows:

	Year Ended August 31,
	2006	2005	2004
Total share-based compensation expense included in Net income	$270,884	$88,341	$60,486
Income tax benefit related to share-based compensation included in Net income	$93,029	$8,274	$5,696
Restricted Share Units
     Under the SIP, participants, including the Company’s senior executives and employees, may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture Ltd Class A common share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from three to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2006 was as follows:

	2006
	Number of	Weighted Average
	Restricted Share	Grant-Date Fair
	Units	Value
Nonvested balance as of August 31, 2005	18,122,113	$26.65
Granted	19,063,320	25.73
Vested	(2,385,703)	21.80
Forfeited	(1,390,461)	21.61

Nonvested balance as of August 31, 2006	33,409,269	$23.89

     As of August 31, 2006, there was $407,066 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years. As of August 31, 2006, there were 13,257,827 restricted share units vested but not yet delivered as Accenture Ltd Class A common shares.
Stock Options
     Stock options are granted to the Company’s senior executives and other employees under the SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture Ltd Class A common shares on the date the option is granted. Options granted under the SIP are subject to cliff or graded vesting, generally ranging from three to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Stock option activity for the year ended August 31, 2006 was as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Aggregate Intrinsic
	Number of Options	Exercise Price	(In Years)	Value
Options outstanding as of August 31, 2005	73,848,900	$18.27	6.6	$448,382
Granted	436,642	$26.24
Exercised	(15,009,940)	$15.84
Forfeited	(1,693,331)	$21.90

Options outstanding as of August 31, 2006	57,582,271	$18.84	6.3	$595,954

Options exercisable as of August 31, 2006	44,177,710	$17.35	5.8	$522,702
Options exercisable as of August 31, 2005	49,098,967	$15.99	5.9	$412,308
Options exercisable as of August 31, 2004	36,387,546	$14.66	6.0	$413,345
     The weighted average remaining contractual term and aggregate intrinsic value for options outstanding at August 31, 2004 was 6.3 years and $673,051, respectively.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     Other information pertaining to option activity was as follows:

	Year Ended August 31,
	2006	2005	2004
Weighted average grant-date fair value of stock options granted	$11.13	$11.30	$9.66
Total fair value of stock options vested	$102,333	$183,304	$122,680
Total intrinsic value of stock options exercised	$197,111	$89,219	$112,779
     For fiscal 2006, cash received from the exercise of stock options was $237,767 and the income tax benefit realized from the exercise of stock options was $60,789. As of August 31, 2006, there was $43,347 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions

	Year Ended August 31,
	2006(1)	2005		2004
	Senior	Senior	Other	Senior	Other
	Executives	Executives	Employees	Executives	Employees
Expected life (in years)	7.4	6.0	5.0	6.0	5.0
Risk-free interest rate	4.15%	4.02%	3.52%	3.58%	3.29%
Expected volatility	37%	41%	41%	44%	44%
Expected dividend yield	1%	0%	0%	0%	0%

(1)	No stock options were granted to “Other Employees” during fiscal 2006.
     For fiscal 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with SAB No. 107, “Share-Based Payment.” For fiscal 2005 and 2004, the Company used a projected expected life for each award granted based on historical experience of employees’ exercise behavior. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term equal to the expected life. Expected volatility is based on historical volatility levels of Accenture Ltd Class A common shares. Expected dividend yield is based on historical dividend payments.
Employee Share Purchase Plan
     The Accenture Ltd 2001 Employee Share Purchase Plan (the “ESPP”) is a nonqualified plan that allows eligible employee participants of the Company to purchase Accenture Ltd Class A common shares at a discount through payroll deductions. Under the ESPP, substantially all employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to a per participant maximum of $7.5 per offering period) to purchase Accenture Ltd Class A common shares. Prior to May 1, 2005, the purchase price of Accenture Ltd Class A common shares was 85% of the lower of its beginning of offering period or end of offering period market price. The weighted average fair values of the share purchases granted during the November 1 and May 1 offering periods for fiscal 2005 were $6.54 and $6.54, respectively. The weighted average fair values of the share purchases granted during the November 1 and May 1 offering periods for fiscal 2004 were $4.80 and $6.49, respectively. Beginning May 1, 2005, the purchase price of the Accenture Ltd Class A common shares is 85% of the end of the offering period market price. A maximum of 75,000,000 Accenture Ltd Class A common shares may be issued under the ESPP. As of August 31, 2006, 42,628,486 Accenture Ltd Class A common shares had been issued under the ESPP. Under the ESPP, the Company issued 6,406,441 shares, 8,784,839 shares and 8,134,692 shares to employees in fiscal 2006, 2005 and 2004, respectively.
Voluntary Equity Investment Program
     In January 2006, the Company implemented a Voluntary Equity Investment Program (“VEIP”), under which the Company’s senior executives may purchase Accenture Ltd Class A common shares each month at fair market value through after-tax payroll deductions. Senior executives who make the annual election to participate in the program will be granted at the end of each program year, if they do not withdraw during the program year, a number of restricted share units equal to 50% of the number of shares purchased during that year. The restricted share units granted under the VEIP are subject to a cliff vesting period of two years. As of August 31, 2006, $3,035 of expense has been incurred related to this program.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
11. SHAREHOLDERS’ EQUITY
Class I Common Shares
     Senior executives in certain countries, including the United States, received Accenture SCA Class I common shares in connection with Accenture’s transition to a corporate structure. After June 28, 2005, only Accenture SCA’s current and former senior executives and their permitted transferees continue to hold Accenture SCA Class I common shares. Each Accenture SCA Class I common share entitles its holder to one vote on all matters submitted to a vote of shareholders of the Company and entitles its holders to dividends and liquidation payments.
     Subject to the transfer restrictions in the Company’s Articles of Association, the Company is obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share at a redemption price per share generally equal to its current market value as determined in accordance with the Company’s Articles of Association. Under the Company’s Articles of Association, the market value of a Class I common share that is not subject to transfer restrictions will be deemed to be equal to (i) the average of the high and low sales prices of an Accenture Ltd Class A common share as reported on the New York Stock Exchange (or on such other designated market on which the Class A common shares trade), net of customary brokerage and similar transaction costs, or (ii) if Accenture Ltd sells its Class A common shares on the date that the redemption price is determined (other than in a transaction with any employee or an affiliate or pursuant to a preexisting obligation), the weighted average sales price of an Accenture Ltd Class A common share on the New York Stock Exchange (or on such other market on which the Class A common shares primarily trade), net of customary brokerage and similar transaction costs. The Company may, at its option, pay this redemption price with cash or by delivering Accenture Ltd Class A common shares on a one-for-one basis. Each holder of Class I common shares is entitled to a pro rata part of any dividend and, subject to the rights of the holders of Class II common shares and Class III common shares, to the value of any remaining assets of Accenture SCA after payment of its liabilities upon dissolution.
Class II and Class III common shares
     On June 28, 2005, the Company’s shareholders approved certain amendments to the rights of Accenture SCA Class II common shares held by Accenture, as well as the creation of a new class of common shares known as “Class III common shares” into which all Class I common shares held by Accenture were reclassified. Accenture SCA Class II common shares and Class III common shares may not be held by any person other than the general partner of Accenture SCA and its subsidiaries. All Class I common shares that are sold or otherwise transferred to Accenture will be automatically reclassified into Class III common shares.
     Accenture SCA Class II common shares and Class III common shares (or any lettered sub-series of that class) are not entitled to any cash dividends. If the Board of Directors of Accenture authorizes the payment of a cash dividend on Accenture Ltd’s Class A common shares, Accenture Ltd, as general partner of the Company, will cause the Company to redeem Class II common shares and Class III common shares that Accenture holds to obtain cash needed to pay dividends on its Class A common shares. At any time that the Company were to pay a cash dividend on its Class I common shares, new Class II common shares and Class III common shares would be issued to the existing holders of Class II common shares and Class III common shares, in each case having an aggregate value of the amount of any cash dividends that the holders of those Class II or Class III common shares would have received had they ratably participated in the cash dividend paid on the Class I common shares.
     Each Class II common share entitles its holder to receive a liquidation payment equal to 10% of any liquidation payment to which a Class I common share entitles its holder. Each Class III common share entitles its holder to receive a liquidation payment equal to 100% of any liquidation payment to which a Class I common share entitles its holder.
Restrictions on the Transfer of Certain Accenture Shares
     Accenture Ltd’s bye-laws and Accenture SCA’s Articles of Association contain transfer restrictions that apply to certain Accenture current and former senior executives who hold Accenture Ltd Class A common shares or Accenture Canada Holdings Inc. exchangeable shares and Accenture SCA Class I common shares, respectively, and are parties to the Accenture Ltd voting agreement or Accenture SCA transfer rights agreement, respectively. These persons are referred to as “covered persons.” The shares covered by these transfer restrictions generally include any Accenture Ltd Class A common shares beneficially owned by a covered person at the time in question and also as of or prior to Accenture’s initial public offering of Accenture Ltd Class A common shares, as well as all Accenture Canada Holdings Inc. exchangeable shares or Accenture SCA Class I common shares held by such covered persons. The transfer restrictions generally require covered persons to maintain beneficial ownership of all Accenture Ltd Class A common shares,

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares received prior to the Company’s initial public offering for a period of eight years subsequent to the Company’s initial public offering and to maintain beneficial ownership of at least 25 percent of such shares for as long as he or she is an employee of the Company. Covered persons who continue to be the Company employees are permitted to transfer a percentage of such shares annually. These transfer restrictions lapse on an accelerated basis upon retirement and generally terminate upon death.
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
12. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Secondary Offerings
     On September 29, 2003, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 57,394,595 shares newly issued by Accenture and 24,605,405 shares offered by Accenture current and former senior executives and their permitted transferees. The price to the public was $21.00 per share and the price net of the underwriters’ discount of 2.85% was $20.40 per share. Accenture received $1,170,936 as a result of the issuance of 57,394,595 shares newly issued by Accenture. On September 30, 2003, the underwriters, in connection with the underwritten public offering, exercised their over allotment option to purchase an additional 12,300,000 newly issued Class A common shares at the same price per share. On October 1, 2003, Accenture received $250,939 as a result of the issuance of the additional 12,300,000 newly issued shares. All of the proceeds from the newly issued shares were used by the Company, together with $43,291 previously authorized for repurchases under Accenture’s Share Management Plan, to redeem or purchase a total of 71,816,561 Accenture SCA shares and Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives pursuant to a tender offer for a total cash outlay of $1,465,166.
     On May 4, 2004, Accenture closed an underwritten public offering of Accenture Ltd Class A common shares. The offering was comprised of 35,761,232 shares newly issued by Accenture and 14,238,768 shares offered by Accenture current and former senior executives and their permitted transferees. The price to the public was $23.50 per share and the price net of the underwriters’ discount of 2.8% was $22.84. Accenture received $816,858 as the result of the issuance of 35,761,232 shares newly issued by Accenture. On May 4, 2004, the underwriters, in connection with the underwritten public offering, exercised their option to purchase an additional 7,500,000 newly issued Class A common shares at the same price per share. On May 4, 2004, Accenture received $171,315 as a result of the issuance of the additional 7,500,000 newly issued shares. All of the proceeds from the newly issued shares were used by the Company, together with $56,661, to redeem or purchase a total of 45,741,795 Accenture SCA shares and Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives pursuant to a tender offer for a total cash outlay of $1,044,834.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Share Purchase Activity
     The Board of Directors of Accenture Ltd has authorized funding for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares. Effective as of March 24, 2006, the Board of Directors of Accenture authorized the purchase, redemption and exchange from time to time of up to an additional $1,000,000 of Accenture’s and the Company’s shares.
     The Company’s share purchase activity was summarized as follows:

	Other Share Purchase
	Programs
	Shares	Amount
Available authorization as of August 31, 2003		$288,742
Purchases and redemptions	29,619,979	(664,338)
Additional authorizations		600,000

Available authorization as of August 31, 2004		224,404
Purchases and redemptions(1)	45,147,483	(1,103,291)
Additional authorizations(2)		2,000,000

Available authorization as of August 31, 2005		1,121,113
Purchases and redemptions(3)	43,301,787	(1,179,219)
Additional authorizations(4)		1,000,000

Available authorization as of August 31, 2006		$941,894

(1)	Includes the following purchase activity during fiscal 2005:
•	44,105,764 Accenture SCA Class I common shares redeemed or purchased for a total cash outlay of $1,077,736 and 643,325 Accenture Canada Holdings Inc. exchangeable shares purchased for a total cash outlay of $15,719; and

•	398,394 shares purchased through the RSU Sell-Back Program for a total cash outlay of $9,836.
(2)	On October 15, 2004, an additional $2,000,000 was authorized for redemptions and purchases under the Company’s and Accenture’s other share purchase programs.

(3)	Includes the following purchase activity during fiscal 2006:
•	31,416,894 Accenture SCA Class I common shares redeemed or purchased for a total cash outlay of $917,705 and 421,194 Accenture Canada Holdings Inc. exchangeable shares purchased for a total cash outlay of $12,130;

•	11,231,941 Accenture Ltd Class A common shares purchased by a subsidiary of Accenture for an aggregate purchase price of $242,725; and

•	231,758 shares purchased through the RSU Sell-Back Program whereby Accenture offers to purchase Accenture Ltd Class A common shares awarded to employees pursuant to restricted share units issued in connection with Accenture’s initial public offering for a total cash outlay of $6,659. The RSU Sell-Back Program was terminated, effective March 1, 2006. All remaining funding authorizations for the RSU Sell-Back Program were reallocated and made available for use in the Company’s and Accenture’s other share purchase programs.
(4)	On March 24, 2006, an additional $1,000,000 was authorized for redemptions and purchases under the Company’s and Accenture’s other share purchase programs.
     On September 14, 2005, the Company made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase on October 14, 2005 of an aggregate of 35,922,744 Accenture SCA Class I common shares at a price of $21.50 per share. The total cash outlay for this transaction was $774,519 and was separately authorized by the Board of Directors of Accenture.
     During the year ended August 31, 2006, as authorized under its various employee equity share plans, the Company acquired 514,804 Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans for a total cash outlay of $14,327.
     On September 11, 2006, the Company made a tender offer to Accenture SCA Class I common shareholders that resulted in the redemption and purchase, effective as of October 11, 2006 of an aggregate of 7,538,172 Accenture SCA Class I common shares at a price of $24.75 per share. The total cash outlay for these transactions was approximately $187,000.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Other Share Purchase Programs
     Under Accenture’s Share Management Plan, which expired on July 24, 2005, the Company executed quarterly transactions which provided its current and former senior executives and their permitted transferees with the opportunity to dispose of shares that were currently eligible for transfers under the terms of the various transfer restrictions applicable to them.
     In July 2005, Accenture implemented a Senior Executive Trading Policy applicable to senior executives which provides, among other things, that all Accenture Ltd Class A common shares, Accenture SCA Class I common shares, and Accenture Canada Holdings Inc. exchangeable shares covered by the transfer restrictions contained in Accenture’s various charter documents and still held by actively employed senior executives but which are no longer restricted by transfer restrictions will be subject to company-imposed quarterly trading guidelines. These currently limit the total number of shares redeemed, sold or otherwise transferred in any calendar quarter to no more than a composite average weekly volume of trading in Accenture Ltd Class A common shares. The Senior Executive Trading Policy was implemented, in part, due to the expiration of the Share Management Plan. Since July 24, 2005, holders of the shares covered by the transfer restrictions contained in Accenture’s various charter documents have been able to individually execute sales, redemptions or dispositions of those shares that are no longer subject to those charter restrictions and, in the case of Accenture’s senior executives, in compliance with the quarterly trading guidelines contained in the Senior Executive Trading Policy.
Dividend
     On November 15, 2005, a cash dividend of $0.30 per share was paid on Accenture Ltd’s Class A common shares to shareholders of record at the close of business on October 17, 2005, resulting in a cash outlay of $171,696. On November 15, 2005, a cash dividend of $0.30 per share was also paid on Accenture SCA’s Class I common shares and Accenture Canada Holdings Inc. exchangeable shares to shareholders of record at the close of business on October 12, 2005 and October 17, 2005, respectively, resulting in cash outlays of $94,972 and $1,305, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units. Diluted weighted average Class A common share amounts have been restated for all periods presented to reflect this issuance.
     On September 25, 2006, Accenture declared a cash dividend of $0.35 per share on its Class A common shares for shareholders of record at the close of business on October 13, 2006. Accenture will cause the Company to declare a cash dividend of $0.35 per share on its Class I common shares for shareholders of record at the close of business on October 5, 2006. Both dividends are payable on November 15, 2006.
Class III Common Shares
     Accenture SCA Class III common shares, including the lettered sub-series of this class, have a par value of 1.25 euros per share. Information related to all Class III common shares is as follows:

		August 31, 2006		August 31, 2005
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount
Class III	9,782,549,738	510,541,809	$574,648	437,270,118	$490,472
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	727,992,071	$819,962	654,720,380	$735,786

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
13. LEASE COMMITMENTS
     The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense including operating costs and taxes and sublease income from third parties in fiscal 2006, 2005 and 2004 was as follows:

	August 31,
	2006	2005	2004
Rental expense	$413,722	$371,554	$287,559
Sublease income from third parties	$29,249	$23,485	$22,806
     Future minimum rental commitments under non-cancelable operating leases as of August 31, 2006, were as follows:

	Operating	Operating
	Lease	Sublease
	Payments	Income
2007	$338,075	$(18,657)
2008	286,959	(28,589)
2009	230,316	(30,444)
2010	192,327	(29,051)
2011	178,513	(30,208)
Thereafter	986,479	(143,037)

	$2,212,669	$(279,986)

14. COMMITMENTS AND CONTINGENCIES
Guarantees
     As a result of its increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, the Company may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The remaining potential liability as of August 31, 2006 was $158,622.
     In February 2005, the Company signed an amendment to the Avanade Inc. stockholders agreement. As a result of the amendment, there is no longer a fixed purchase price minimum or maximum payable by the Company for the Avanade Inc. shares not already owned by the Company. The Company now has the right to purchase substantially all of the remaining outstanding shares of Avanade Inc. not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade Inc. at fair value if certain events occur.
     The Company has various agreements in which it may be obligated to indemnify the other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, The Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of August 31, 2006, management was not aware of any obligations arising under indemnification agreements that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. As of August 31, 2006, the Company estimates it had assumed an aggregate potential liability of approximately $1,367,997 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $143,717 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
The NHS Contracts
     The Company previously entered into certain large, long-term contracts (the “NHS Contracts”) under which the Company was engaged by the NHS to design, develop and deploy new patient administration, assessment and care systems (the “Systems”) for local healthcare providers and, subsequently, to provide ongoing operational services (the “Operational Services”) once these systems were deployed. During the second quarter of fiscal 2006, there were several developments that significantly increased the risks and uncertainties associated with these contracts and materially impacted the estimates of the contract revenues and costs the Company expected to record in connection with the NHS Contracts. To reflect its revised estimates with respect to design, development and deployment, the Company recorded a $450,000 loss provision in the second quarter of fiscal 2006. On September 28, 2006, the Company entered into a tripartite agreement (the “NHS Transfer Agreement”) with the NHS and Computer Sciences Corporation (“CSC”), an unrelated third party, under which the Company agreed to transfer to CSC all of its rights and obligations under the NHS Contracts, except those relating to the Picture Archiving Communication System. This resulted in a $338,904 reduction in revenues before reimbursements in the fourth quarter of fiscal 2006, as the Company reversed revenues before reimbursements related to its design, development and deployment activities previously recorded under the percentage-of-completion method of accounting under the assumption that these amounts would be recovered from billings for deployment of the Systems. The impact of the $338,904 reduction in revenues before reimbursements was offset by a decrease in Cost of services, including a reversal of $395,759 of the loss provision recorded in the second quarter of fiscal 2006, partially offset by impairment write downs on Operational Services assets totaling $56,855. In connection with the Operational Services, the Company expects losses of approximately $125,000 during the first half of fiscal 2007 associated with the transition and wind-down of work related to the NHS Transfer Agreement. The Company expects to complete the transfer during the second quarter of fiscal 2007. The Company’s remaining obligations under the NHS Contracts are immaterial.
     In addition to the transition and wind-down costs related to the Operational Services, during 2007 the Company will repay approximately $120,000 to the NHS, representing the difference between the deployment and services billings that the Company received under the NHS Contracts during their terms and the amounts the Company is entitled to retain by agreement under the NHS Transfer Agreement. On October 4, 2006, the Company also remitted approximately $50,000 in settlement of liabilities in connection with the NHS Transfer Agreement. These amounts are recorded in Other accrued liabilities in the Consolidated Balance Sheet as of August 31, 2006.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
Legal Contingencies
     As of August 31, 2006, the Company or its present personnel had been named as a defendant in various litigation matters. All of these are civil in nature. Based on the present status of these litigation matters, the management of the Company believes they will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.
15. SEGMENT REPORTING
     Operating segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
     The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments are managed separately because each operating segment represents a strategic business unit providing management consulting, technology and outsourcing services to clients in different industries.
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Information regarding the Company’s reportable operating segments were as follows:

	Comm. &	Financial
Year Ended August 31:	High Tech	Services	Government	Products	Resources	Other	Total
2006
Revenues before reimbursements	$4,177,061	$3,558,147	$2,221,121	$4,010,698	$2,665,778	$13,586	$16,646,391
Depreciation(1)	58,307	57,437	60,421	47,350	43,339	—	266,854
Operating income	630,502	387,786	83,416	399,853	339,502	—	1,841,059
Assets at August 31(2)	550,333	86,733	528,415	357,364	316,399	21,239	1,860,483

2005
Revenues before reimbursements	$4,001,347	$3,408,166	$2,171,458	$3,569,975	$2,388,845	$7,238	$15,547,029
Depreciation(1)	66,055	61,121	56,508	56,725	41,664	—	282,073
Operating income	673,183	499,647	168,736	413,188	356,484	—	2,111,238
Assets at August 31(2)	571,292	81,849	738,575	435,515	315,722	151,787	2,294,740

2004
Revenues before reimbursements	$3,741,451	$2,770,990	$1,994,655	$2,978,892	$2,178,569	$9,006	$13,673,563
Depreciation(1)	81,739	66,813	35,463	56,112	39,869	—	279,996
Operating income	403,698	353,904	311,050	414,501	275,473	—	1,758,626
Assets at August 31(2)	542,746	114,207	581,301	354,003	217,217	133,851	1,943,325

(1)	This amount includes depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

(2)	Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services and Deferred revenues.
     The accounting policies of the operating segments are the same as those described in Footnote 1 (Summary of Significant Accounting Policies).
     Reorganization and restructuring benefits (costs) were allocated to the operating groups as follows:

	Year Ended August 31,
Increase (Decrease) to Operating Income	2006	2005	2004
Communications & High Tech	$12,609	$21,274	$(7,230)
Financial Services	11,864	20,643	(6,403)
Government	4,618	13,335	(4,247)
Products	10,523	21,019	(6,356)
Resources	8,352	12,986	(4,655)

Total	$47,966	$89,257	$(28,891)

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
     Revenues are attributed to geographic areas and countries based on where client services are supervised. Information regarding the Company’s geographic areas and countries is as follows:

Year Ended August 31:	Americas	EMEA(1)	Asia Pacific	Total
2006
Revenues before reimbursements	$7,741,139	$7,643,712	$1,261,540	$16,646,391
Reimbursements	824,750	637,152	120,073	1,581,975
Revenues	8,565,889	8,280,864	1,381,613	18,228,366
Long-lived assets at August 31	330,185	247,944	149,563	727,692
2005
Revenues before reimbursements	$6,729,626	$7,734,932	$1,082,471	$15,547,029
Reimbursements	732,493	708,305	106,593	1,547,391
Revenues	7,462,119	8,443,237	1,189,064	17,094,420
Long-lived assets at August 31	267,757	294,262	131,691	693,710
2004
Revenues before reimbursements	$6,133,081	$6,572,011	$968,471	$13,673,563
Reimbursements	682,087	627,368	130,564	1,440,019
Revenues	6,815,168	7,199,379	1,099,035	15,113,582
Long-lived assets at August 31	282,431	253,323	108,192	643,946

(1)	EMEA includes Europe, Middle East and Africa.
     The Company conducts business in the following countries that individually comprised more than 10% of consolidated revenues before reimbursements within the last three years:

	August 31,
	2006	2005	2004
United States	39%	37%	39%
United Kingdom	13	17	16
     The Company conducts business in the following countries that hold more than 10% of its total consolidated long-lived assets, as follows:

	August 31,
	2006	2005	2004
United States	40%	34%	37%
United Kingdom	13	20	12
India	11	10	9
     Revenues before reimbursements by major types of services are as follows:

	Year Ended August 31,
	2006	2005	2004
Consulting	$9,892,128	$9,559,157	$8,589,645
Outsourcing	6,754,263	5,987,872	5,083,918

Revenues before reimbursements	16,646,391	15,547,029	13,673,563
Reimbursements	1,581,975	1,547,391	1,440,019

Revenues	$18,228,366	$17,094,420	$15,113,582

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. Dollars, except share and per share amounts or as otherwise disclosed)
16. QUARTERLY DATA (unaudited)

	First	Second	Third	Fourth
Year Ended August 31, 2006	Quarter	Quarter	Quarter	Quarter	Annual
Revenues before reimbursements	$4,169,475	$4,102,795	$4,408,069	$3,966,052	$16,646,391
Reimbursements	373,541	388,317	397,258	422,859	1,581,975
Revenues	4,543,016	4,491,112	4,805,327	4,388,911	18,228,366
Operating income	512,556	137,312	690,124	501,067	1,841,059
Net income	$323,483	$101,830	$493,742	$494,869	$1,413,924

	First	Second	Third	Fourth
Year Ended August 31, 2005	Quarter	Quarter	Quarter	Quarter	Annual
Revenues before reimbursements	$3,730,355	$3,813,522	$4,078,573	$3,924,579	$15,547,029
Reimbursements	341,017	402,862	419,037	384,475	1,547,391
Revenues	4,071,372	4,216,384	4,497,610	4,309,054	17,094,420
Operating income	458,150	471,952	671,948	509,188	2,111,238
Net income	$316,293	$336,704	$481,515	$354,857	$1,489,369