Form 10-Q
period 2007-02-28
ACCENTURE SCA
filed 2007-03-29
CIK 1143908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of March 22, 2007 was 218,568,621.

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
February 28, 2007 and August 31, 2006
(In thousands of U.S. dollars, except share and per share amounts)

	February 28,	August 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,959,939	$3,066,988
Short-term investments	182,007	352,951
Receivables from clients, net of allowances of $43,096 and $48,069, respectively	2,287,482	1,916,450
Unbilled services	1,448,924	1,350,211
Deferred income taxes, net	232,155	187,720
Other current assets	446,830	479,501

Total current assets	7,557,337	7,353,821

NON-CURRENT ASSETS:
Unbilled services	83,756	105,081
Investments	99,183	125,119
Property and equipment, net of accumulated depreciation of $1,523,201 and $1,359,978, respectively	714,469	727,692
Goodwill	504,543	527,648
Deferred income taxes, net	429,104	392,211
Other non-current assets	165,967	186,508

Total non-current assets	1,997,022	2,064,259

TOTAL ASSETS	$9,554,359	$9,418,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$1,502	$2,218
Current portion of long-term debt	23,507	22,574
Accounts payable	832,583	856,087
Deferred revenues	1,726,099	1,511,259
Accrued payroll and related benefits	1,840,763	1,693,796
Income taxes payable	843,678	722,096
Deferred income taxes, net	29,372	49,870
Other accrued liabilities	778,038	958,582

Total current liabilities	6,075,542	5,816,482

NON-CURRENT LIABILITIES:
Long-term debt	4,249	27,065
Retirement obligation	520,517	492,555
Deferred income taxes, net	20,781	16,880
Other non-current liabilities	238,046	302,965

Total non-current liabilities	783,593	839,465

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	77,704	72,832
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 218,568,621 and 249,233,436 shares issued and outstanding as of February 28, 2007 and August 31, 2006, respectively	244,948	279,326
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 481,106,329 and 476,273,864 shares issued as of February 28, 2007 and August 31, 2006, respectively	544,787	537,048
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 764,169,153 and 727,992,071 shares issued as of February 28, 2007 and August 31, 2006, respectively	863,168	819,962
Restricted share units (related to Accenture Ltd Class A common shares)	561,905	482,289
Additional paid-in capital	3,671,771	3,435,364
Treasury shares, at cost: Class II common, 10,148,021 and 5,315,556 shares at February 28, 2007 and August 31, 2006, respectively; Class III common, 215,348,284 and 194,117,186 shares at February 28, 2007 and August 31, 2006, respectively	(5,629,139)	(4,809,618)
Investment in Accenture Ltd shares, at cost, 2,633,045 and 342,359 shares at February 28, 2007 and August 31, 2006, respectively	(67,818)	(9,054)
Retained earnings	2,438,441	1,980,478
Accumulated other comprehensive loss	(10,543)	(26,494)

Total shareholders’ equity	2,617,520	2,689,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,554,359	$9,418,080

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2007 and 2006
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
REVENUES:
Revenues before reimbursements	$4,749,838	$4,102,795	$9,503,926	$8,272,270
Reimbursements	419,515	388,317	831,786	761,858

Revenues	5,169,353	4,491,112	10,335,712	9,034,128
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,344,772	3,234,139	6,666,616	6,083,306
Reimbursable expenses	419,515	388,317	831,786	761,858

Cost of services	3,764,287	3,622,456	7,498,402	6,845,164
Sales and marketing	434,293	393,412	871,223	802,014
General and administrative costs	405,065	345,347	784,708	739,113
Reorganization costs (benefits), net	6,316	(7,415)	12,395	(2,031)

Total operating expenses	4,609,961	4,353,800	9,166,728	8,384,260

OPERATING INCOME	559,392	137,312	1,168,984	649,868
Gain on investments, net	33	1,792	2,887	3,230
Interest income	34,948	24,581	71,255	54,934
Interest expense	(6,862)	(4,558)	(11,984)	(9,243)
Other (expense) income	(3,433)	2,805	(5,899)	(13,142)

INCOME BEFORE INCOME TAXES	584,078	161,932	1,225,243	685,647
Provision for income taxes	171,542	57,820	406,850	253,689

INCOME BEFORE MINORITY INTEREST	412,536	104,112	818,393	431,958
Minority interest in Accenture Canada Holdings Inc.	(1,763)	(504)	(3,589)	(2,097)
Minority interest — other	(4,503)	(1,778)	(10,315)	(4,548)

NET INCOME	$406,270	$101,830	$804,489	$425,313

Cash dividends per share	$—	$—	$0.35	$0.30
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended February 28, 2007
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Restricted
							Share Units
	Class I		Class II		Class III		(related to
	Common		Common		Common		Accenture Ltd				Investment in
	Shares		Shares		Shares		Class A	Additional	Treasury Shares		Accenture Ltd
		No.		No.		No.	Common	Paid-in		No.		No.	Retained	Accumulated Other
	$	Shares	$	Shares	$	Shares	Shares)	Capital	$	Shares	$	Shares	Earnings	Comprehensive Loss	Total
Balance as of August 31, 2006	$279,326	249,233	$537,048	476,274	$819,962	727,992	$482,289	$3,435,364	$(4,809,618)	(199,433)	$(9,054)	(342)	$1,980,478	$(26,494)	$2,689,301
Comprehensive income:
Net income													804,489		804,489
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments														1,053	1,053
Foreign currency translation adjustments														14,898	14,898

Other comprehensive income														15,951

Comprehensive income															820,440
Income tax benefit on share-based compensation plans								39,239							39,239
Issuances and redemptions of Class II and Class III common shares			7,739	4,832	8,828	5,513		187,940	(204,507)	(10,345)			(204,452)		(204,452)
Purchases of Accenture Ltd Class A common shares								(12,766)			(58,764)	(2,291)			(71,530)
Share-based compensation expense							113,131	32,127							145,258
Purchases/redemptions of Accenture SCA Class I common shares	(34,378)	(30,664)			34,378	30,664			(984,834)	(30,664)					(984,834)
Purchases/redemptions of Accenture SCA Class III common shares and Accenture Canada Holdings Inc. exchangeable shares								(15,383)							(15,383)
Issuances of Accenture SCA Class III common shares related to employee share programs							(49,718)		369,820	14,946			(37,264)		282,838
Dividends							16,203						(104,810)		(88,607)
Minority interest								5,250							5,250

Balance as of February 28, 2007	$244,948	218,569	$544,787	481,106	$863,168	764,169	$561,905	$3,671,771	$(5,629,139)	(225,496)	$(67,818)	(2,633)	$2,438,441	$(10,543)	$2,617,520

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2007 and 2006
(In thousands of U.S. dollars)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$804,489	$425,313
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	249,446	153,918
Reorganization costs (benefits), net	12,395	(2,031)
Share-based compensation expense	146,624	127,398
Deferred income taxes, net	(72,940)	(14,993)
Minority interest	13,904	6,645
Other, net	1,956	(1,681)
Change in assets and liabilities, net of acquisitions (1) —
Receivables from clients, net	(323,490)	(221,739)
Other current assets	35,707	11,250
Unbilled services, current and non-current	(119,840)	404,854
Other non-current assets	(8,698)	(11,304)
Accounts payable	(57,498)	(27,804)
Deferred revenues	191,303	273,449
Accrued payroll and related benefits	119,751	(70,314)
Income taxes payable	128,005	(12,823)
Other accrued liabilities	(248,209)	(5,643)
Other non-current liabilities	3,101	17,560

Net cash provided by operating activities	876,006	1,052,055

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	545,222	394,470
Purchases of available-for-sale investments	(341,210)	(171,192)
Proceeds from sales of property and equipment	10,261	10,751
Purchases of property and equipment	(143,044)	(149,833)
Purchases of businesses and investments, net of cash acquired	(5,667)	(37,442)

Net cash provided by investing activities	65,562	46,754

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	282,838	265,055
Purchases of common shares	(1,276,199)	(1,708,569)
Proceeds from long-term debt	1,968	8,654
Repayments of long-term debt	(23,147)	(22,405)
Proceeds from short-term borrowings	9,082	43,030
Repayments of short-term borrowings	(9,907)	(26,821)
Cash dividends paid	(88,607)	(96,277)
Excess tax benefits from share-based payment arrangements	24,921	28,540
Other, net	(14,202)	(8,661)

Net cash used in financing activities	(1,093,253)	(1,517,454)
Effect of exchange rate changes on cash and cash equivalents	44,636	(31,311)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(107,049)	(449,956)
CASH AND CASH EQUIVALENTS, beginning of period	3,066,988	2,483,990

CASH AND CASH EQUIVALENTS, end of period	$2,959,939	$2,034,034

(1)	The change in the assets and liabilities, net of acquisitions for the six months ended February 28, 2006 includes the impact of a $450,000 loss provision recorded by the Company in the second quarter of fiscal 2006.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (together, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2006. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2007. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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
2. REORGANIZATION COSTS (BENEFITS)
     In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of the Company’s shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to the Company as part of the reorganization. The Company has identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners who were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to different rates or amounts of tax than other shareholders or partners in the same jurisdiction. If additional taxes are assessed on these shareholders or partners in connection with these transfers, the Company intends to make payments to reimburse certain of the costs associated with the assessment either to the shareholder or partner, or to the taxing authority. The Company has recorded reorganization expense and a related liability for the amount it estimates it will reimburse in situations where assessments occur. Interest accruals are made to cover interest on this liability.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The Company’s reorganization activity was as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Reorganization liability, beginning of period	$365,603	$378,118	$350,864	$381,440
Final determinations (1)	—	(13,540)	—	(14,638)
Changes in estimates	—	—	—	—

Benefit recorded	—	(13,540)	—	(14,638)
Interest expense accrued	6,316	6,125	12,395	12,607
Payments	—	—	—	—

Costs	6,316	(7,415)	12,395	(2,031)
Foreign currency translation	2,263	3,821	10,923	(4,885)

Reorganization liability, end of period	$374,182	$374,524	$374,182	$374,524

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of February 28, 2007, reorganization liabilities of $338,019 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $36,163 were included in Other non-current liabilities in the Consolidated Balance Sheet. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the Company expects final determinations will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.
3. ACCUMULATED OTHER COMPREHENSIVE LOSS
     The components of Accumulated other comprehensive loss were as follows:

	February 28,	August 31,
	2007	2006
Unrealized losses on marketable securities, net of reclassification adjustments	$(2,426)	$(3,479)
Foreign currency translation adjustments	24,285	9,387
Minimum pension liability adjustments, net of tax of $22,863 and $22,863, respectively	(32,402)	(32,402)

Accumulated other comprehensive loss	$(10,543)	$(26,494)

     Comprehensive income was as follows:

	February 28,
	2007	2006
Three months ended	$400,003	$119,144
Six months ended	$820,440	$419,031

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
4. GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment were as follows:

			Foreign
	Balance as of		Currency	Balance as of
	August 31,	Additions/	Translation	February 28,
	2006	Adjustments	Adjustments	2007
Communications & High Tech	$82,739	$(4,377)	$2,669	$81,031
Financial Services	123,592	(8,256)	1,134	116,470
Government	33,253	(4,998)	679	28,934
Products	258,390	(9,350)	1,960	251,000
Resources	29,674	(3,387)	821	27,108

Total	$527,648	$(30,368)	$7,263	$504,543

     During the six months ended February 28, 2007, the Company recorded net reductions to goodwill, primarily resulting from reversals of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions and other adjustments related to purchase accounting for previous acquisitions.
5. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned Accenture employees. The components of net periodic pension and postretirement expense were as follows:

	Pension Benefits
	Three Months Ended February 28,
	2007		2006
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$12,706	$13,509	$16,103	$12,173
Interest cost	13,510	7,041	12,481	5,225
Expected return on plan assets	(14,946)	(6,562)	(13,080)	(4,821)
Amortization of loss	325	344	7,785	453
Amortization of prior service cost	182	155	287	379
Special termination benefits charge	—	—	—	501

Total	$11,777	$14,487	$23,576	$13,910

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Pension Benefits
	Six Months Ended February 28,
	2007		2006
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$25,412	$26,836	$32,206	$25,005
Interest cost	27,020	13,997	24,962	10,512
Expected return on plan assets	(29,892)	(13,081)	(26,160)	(9,686)
Amortization of transitional obligation	—	(20)	—	—
Amortization of loss	650	694	15,570	919
Amortization of prior service cost	364	310	574	764
Special termination benefits charge	—	—	—	501

Total	$23,554	$28,736	$47,152	$28,015

	Postretirement Benefits
	Three Months Ended February 28,
	2007		2006
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,668	$319	$2,524	$525
Interest cost	1,520	401	1,538	442
Expected return on plan assets	(375)	—	(355)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss (gain)	—	17	630	(201)
Amortization of prior service cost	(200)	(199)	(200)	184

Total	$2,633	$538	$4,157	$950

	Postretirement Benefits
	Six Months Ended February 28,
	2007		2006
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3,334	$623	$5,048	$1,043
Interest cost	3,040	783	3,076	877
Expected return on plan assets	(750)	—	(710)	—
Amortization of transitional obligation	40	—	40	—
Amortization of loss (gain)	—	33	1,260	(146)
Amortization of prior service cost	(400)	(389)	(400)	112

Total	$5,264	$1,050	$8,314	$1,886

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchase Activity
     The Board of Directors of Accenture has authorized funding for redemptions and repurchases of shares of Accenture and the Company held by the Company’s current and former senior executives and their permitted transferees. In addition, during the six months ended February 28, 2007, the Board of Directors of Accenture separately authorized funding for a discounted tender offer for Accenture SCA Class I common shares that was completed on October 11, 2006.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The Company’s share purchase activity during the six months ended February 28, 2007 was as follows:

			Accenture SCA Class I
			Common Shares and
	Accenture Ltd Class A Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Discounted Tender Offer (1)	—	$—	7,538,172	$187,195	7,538,172	$187,195

Other Share Purchase Programs:
Accenture SCA Class I common shares	—	—	23,126,643	797,639	23,126,643	797,639
Accenture Canada Holdings Inc. exchangeable shares	—	—	442,284	15,383	442,284	15,383
Accenture Ltd Class A common shares (2)	1,979,450	48,991	—	—	1,979,450	48,991

Other purchases (3)	703,821	22,539	—	—	703,821	22,539

Inter-company redemptions of SCA
Class II common shares and SCA
Class III common shares (4)	—	—	10,344,732	204,452	10,344,732	204,452

Total	2,683,271	$71,530	41,451,831	$1,204,669	44,135,102	$1,276,199

(1)	On September 11, 2006, the Company and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, at a price of $24.75 per share.

(2)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased Accenture Ltd Class A common shares at a price of $24.75 per share from certain former senior executives residing outside the United States.

(3)	During the six months ended February 28, 2007, as authorized under Accenture’s various employee equity share plans, Accenture and the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(4)	On November 15, 2006, the Company redeemed 4,832,465 Accenture SCA Class II common shares and 5,512,267 Accenture SCA Class III common shares from Accenture. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     As of February 28, 2007, Accenture’s available authorization was $79,883 for the other share purchase programs.
Subsequent Events Related to Share Purchase Activity
     On March 2, 2007, an additional $1,500,000 was authorized for purchases under Accenture’s other share purchase programs.
     On March 8, 2007, the Company and one of its subsidiaries offered to redeem or purchase up to an aggregate of 19,696,969 Accenture SCA Class I common shares at a price per share that is not greater than $33.00 or less than $30.50. The Board of Directors of Accenture approved the use of $650,000 to fund this discounted tender offer (the “Offer”), as well as the use of up to an additional $144,000 should the Company choose to increase the size of the Offer in response to shareholder demand. The final number of Accenture SCA Class I common shares redeemed or purchased and the final offer price will be determined upon the expiration of the Offer, expected to occur on April 4, 2007 unless withdrawn or extended.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
Dividend
     In connection with a cash dividend paid by Accenture Ltd on Accenture Ltd’s Class A common shares, on November 15, 2006, the Company paid a cash dividend of $0.35 per share on Accenture SCA’s Class I common shares to shareholders of record at the close of business on October 5, 2006 and on Accenture Canada Holdings Inc. exchangeable shares to shareholders of record at the close of business on October 13, 2006, resulting in cash outlays of $87,232 and $1,375, respectively. The payment of cash dividends on Accenture Ltd’s Class A common shares also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Class III Common Shares
     Accenture SCA Class III common shares, including the lettered sub-series of this class, have a par value of 1.25 euros per share. Information related to all Class III common shares is as follows:

		February 28, 2007		August 31, 2006
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount
Class III	9,782,549,738	546,718,891	$617,854	510,541,809	$574,648
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	764,169,153	$863,168	727,992,071	$819,962

7. COMMITMENTS AND CONTINGENCIES
Commitments and Guarantees
     As a result of its increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, the Company may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The remaining potential liability as of February 28, 2007 was $157,519.
     In February 2005, the Company signed an amendment to the stockholders agreement of Avanade Inc. (a consolidated subsidiary of Accenture SCA). As a result of the amendment, there is no longer a fixed purchase price minimum or maximum payable by the Company for the Avanade Inc. shares not already owned by the Company. The Company now has the right to purchase substantially all of the remaining outstanding shares of Avanade Inc. not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade Inc. at fair value if certain events occur.
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2007, management was not aware of any obligations arising under indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that, as of February 28, 2007, it had assumed an aggregate potential liability of approximately $875,371 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $143,785 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of February 28, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of the Company believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.
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
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Information regarding the Company’s reportable operating segments was as follows:

	Three Months Ended February 28,
	2007		2006
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income (Loss)
Communications & High Tech	$1,086,164	$113,600	$1,026,092	$177,488
Financial Services	1,050,667	103,809	833,362	102,332
Government	655,064	92,629	597,687	(136,584)
Products	1,165,094	140,331	1,004,205	(82,678)
Resources	787,420	109,023	639,066	76,754
Other	5,429	—	2,383	—

Total	$4,749,838	$559,392	$4,102,795	$137,312

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Six Months Ended February 28,
	2007		2006
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income (Loss)
Communications & High Tech	$2,182,554	$248,001	$2,073,633	$349,794
Financial Services	2,117,914	237,701	1,688,234	183,935
Government	1,282,892	120,991	1,195,806	(74,962)
Products	2,359,762	347,410	2,021,240	35,055
Resources	1,550,410	214,881	1,289,352	156,046
Other	10,394	—	4,005	—

Total	$9,503,926	$1,168,984	$8,272,270	$649,868

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
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending August 31, 2009. The Company is currently evaluating the impact of SFAS No. 158 on its Consolidated Financial Statements.
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
     We use the terms “we,” “our Company,” “our” and “us” in this report to refer to Accenture SCA and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2006” means the 12-month period that ended on August 31, 2006. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates and projections. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. The reasons for these differences include changes in general economic and political conditions, including fluctuations in currency exchange rates, and the following factors:
•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our work with government clients exposes us to additional risks inherent in the government contracting process.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

•	Outsourcing services are a significant part of our business and subject us to operational and financial risk.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain favorable utilization rates.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

•	Our alliance relationships may not be successful.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	Our profitability could suffer if we are not able to control our costs.

•	If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

•	If we are unable to collect our receivables or amounts extended to our clients as financing, our results of operations could be adversely affected.

•	Tax legislation and negative publicity related to Bermuda companies such as our general partner, Accenture Ltd (“Accenture”), could lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If we are unable to manage the organizational challenges associated with the size and expansion of our company, we might be unable to achieve our business objectives.

•	We might acquire other businesses or technologies, and there is a risk that we might not successfully integrate them with our business or might otherwise fail to achieve our strategic objectives.

•	The share price of Accenture Ltd Class A common shares and, consequently, the market value of Accenture SCA Class I common shares, could be adversely affected from time to time by sales, or the anticipation of future sales, of Accenture Ltd Class A common shares held by our employees and former employees or received upon the redemption of Accenture SCA Class I common shares.

•	The share price of Accenture Ltd Class A common shares has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result our share price could be difficult to predict.

•	Our share price could be adversely affected if we are unable to maintain effective internal controls.

•	We are registered in Luxembourg and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Luxembourg law differs from the laws in effect in the United States and might afford less protection to shareholders.

•	We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
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
     Revenues before reimbursements for the three and six months ended February 28, 2007 were $4.75 billion and $9.50 billion, respectively, compared with $4.10 billion and $8.27 billion, respectively, for the three and six months ended February 28, 2006, increases of 16% and 15%, respectively, in U.S. dollars and 10% and 11%, respectively, in local currency terms.
     Consulting revenues before reimbursements for the three and six months ended February 28, 2007 were $2.83 billion and $5.74 billion, respectively, compared with $2.47 billion and $5.04 billion, respectively, for the three and six months ended February 28, 2006, increases of 15% and 14%, respectively, in U.S. dollars and 9% and 10%, respectively, in local currency terms.
     Outsourcing revenues before reimbursements for the three and six months ended February 28, 2007 were $1.92 billion and $3.76 billion, respectively, compared with $1.64 billion and $3.23 billion, respectively, for the three and six months ended February 28, 2006, increases of 17% and 16%, respectively, in U.S. dollars and 12% for both periods in local currency terms. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Consistent with broader market trends, our recently signed outsourcing contracts are of shorter duration. Although the average contract size is smaller, our average annualized revenue per contract is steady. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the first and second quarters of fiscal 2007, the U.S. dollar weakened against other currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in the remainder of fiscal 2007, our U.S. dollar revenue growth will be higher than our growth in local currency terms. If the U.S. dollar strengthens against other currencies in the remainder of fiscal 2007, our U.S. dollar revenue growth may be lower than our growth in local currency terms.
     The primary categories of operating expenses are cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable work. Sales and marketing expense is driven primarily by business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also include reorganization costs and benefits, which may vary substantially from year to year.
     Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three and six months ended February 28, 2007 was 29.6% and 29.9%, respectively, compared with 21.2% and 26.5%, respectively, for the three and six months ended February 28, 2006. In the second quarter of fiscal 2006, we recorded a $450 million loss provision as a result of adverse developments associated with the NHS Contracts (as defined below). The increases in gross margin for the three and six months ended February 28, 2007 were principally due to this loss provision, partially offset by higher annual bonus accruals in fiscal 2007.

     Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Annualized attrition in the second quarter of fiscal 2007 was 17%, excluding involuntary terminations, down from the first quarter of fiscal 2007 and consistent with quarterly trends we historically experience in the second quarter. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. We have adjusted compensation in fiscal 2007 in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. As in previous fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition, recover increases in compensation and effectively assimilate and utilize large numbers of new employees into our workforces.
     Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 17.7% and 17.4% for the three and six months ended February 28, 2007, respectively, compared with 18.0% and 18.6%, respectively, for the three and six months ended February 28, 2006. The decrease in these costs as a percentage of revenues before reimbursements for the six months ended February 28, 2007 was primarily due to higher utilization of our client-service personnel on contracts and lower spending on facilities and technology costs on a percentage basis compared with the prior year.
     Operating income as a percentage of revenues before reimbursements increased to 11.8% and 12.3%, respectively, for the three and six months ended February 28, 2007, from 3.3% and 7.9%, respectively, for the three and six months ended February 28, 2006. The increase in operating income as a percentage of revenues before reimbursements for the three and six months ended February 28, 2007 was principally due to a $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, partially offset by higher annual bonus accruals in fiscal 2007.
The NHS Contracts
     We previously entered into certain large, long-term contracts (the “NHS Contracts”) to provide systems and services to the National Health Service in England (the “NHS”). On September 28, 2006, we entered into an agreement (the “NHS Transfer Agreement”) to transfer to a third party all of our rights and obligations under the NHS Contracts, except those relating to the Picture Archiving Communication System. The transfer and substantially all related activities were completed in the second quarter of fiscal 2007 for less than the maximum $125 million loss we previously estimated we would incur this fiscal year, and no material obligations remain.
Bookings and Backlog
     New contract bookings for the three months ended February 28, 2007 were $5,329 million, an increase of $1,003 million, or 23%, over the three months ended February 28, 2006, with consulting bookings increasing 21%, to $3,075 million, and outsourcing bookings increasing 26%, to $2,254 million. New contract bookings for the six months ended February 28, 2007 were $10,808 million, an increase of $941 million, or 10%, over the six months ended February 28, 2006, with consulting bookings increasing 13%, to $6,030 million, and outsourcing bookings increasing 5%, to $4,778 million. The increase in new contract bookings for the first six months of fiscal 2007 was attributable to strong contract signings in our Americas and Asia Pacific regions.
     We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending on the timing of the signing of a small number of large contracts. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent cancellations, extensions and other matters may affect the amount of bookings previously reported. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations.
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
Revenues by Segment/Operating Group
     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes revenues before reimbursements are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. Decisions relating to staffing levels are not made uniformly across our operating segments, due in part to the needs of our operating groups to tailor their workforces to meet the specific needs of their businesses. The mix between consulting and outsourcing is not uniform among our operating groups. Local currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues Before
				Percent	Reimbursements for the
	Three Months Ended		Percent	Increase	Three Months Ended
	February 28,		Increase	Local	February 28,
	2007	2006	US$	Currency	2007	2006
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,086	$1,026	6%	1%	23%	25%
Financial Services	1,051	833	26	18	22	20
Government	655	598	10	6	14	15
Products	1,165	1,004	16	11	24	24
Resources	787	639	23	18	17	16
Other	6	3	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	4,750	4,103	16%	10%	100%	100%

Reimbursements	419	388	8

TOTAL REVENUES	$5,169	$4,491	15%

GEOGRAPHY
Americas	$2,043	$1,898	8%	7%	43%	46%
EMEA (1)	2,334	1,914	22	11	49	47
Asia Pacific	373	291	28	24	8	7

TOTAL Revenues Before Reimbursements	$4,750	$4,103	16%	10%	100%	100%

TYPE OF WORK
Consulting	$2,834	$2,466	15%	9%	60%	60%
Outsourcing	1,916	1,637	17	12	40	40

TOTAL Revenues Before Reimbursements	$4,750	$4,103	16%	10%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
Three Months Ended February 28, 2007 Compared to Three Months Ended February 28, 2006
  Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,086 million for the three months ended February 28, 2007, compared with $1,026 million for the three months ended February 28, 2006, an increase of 6% in U.S. dollars and 1% in local currency terms, with outsourcing growth across all industry groups and geographic regions. Consulting revenues grew in our Asia Pacific and EMEA regions, partially offset by a consulting revenue decline in our Communications industry group in our Americas region.
     Our Financial Services operating group achieved revenues before reimbursements of $1,051 million for the three months ended February 28, 2007, compared with $833 million for the three months ended February 28, 2006, an increase of 26% in U.S. dollars and 18% in local currency terms, with both consulting and outsourcing contributing to the growth. The increase was principally driven by strong growth in our Banking industry group in our EMEA region, our Capital Markets industry group in our Americas and EMEA regions and our Insurance industry group in our EMEA and Americas regions.
     Our Government operating group achieved revenues before reimbursements of $655 million for the three months ended February 28, 2007, compared with $598 million for the three months ended February 28, 2006, an increase of 10% in U.S. dollars and 6% in local currency terms. The increase was primarily driven by outsourcing growth across all geographic regions and consulting growth in our Americas and EMEA regions.

     Our Products operating group achieved revenues before reimbursements of $1,165 million for the three months ended February 28, 2007, compared with $1,004 million for the three months ended February 28, 2006, an increase of 16% in U.S. dollars and 11% in local currency terms, with both consulting and outsourcing contributing to the growth. The increase was primarily driven by strong growth in our EMEA region, principally in our Consumer Goods & Services, Health & Life Sciences, Industrial Equipment and Automotive industry groups, and in our Americas region, principally in our Health & Life Sciences, Retail and Transportation & Travel Services industry groups. These increases more than offset an expected revenue decline in our Retail industry group in our EMEA region.
     Our Resources operating group achieved revenues before reimbursements of $787 million for the three months ended February 28, 2007, compared with $639 million for the three months ended February 28, 2006, an increase of 23% in U.S. dollars and 18% in local currency terms, with strong consulting growth across all geographic regions and strong outsourcing growth in our EMEA region. We experienced strong growth across all four industry groups: Energy, Utilities, Chemicals and Natural Resources.
     In our Americas region, we achieved revenues before reimbursements for the three months ended February 28, 2007 of $2,043 million, compared with $1,898 million for the three months ended February 28, 2006, an increase of 8% in U.S. dollars and 7% in local currency terms. Growth was principally driven by our business in the United States, Brazil and Canada.
     In our EMEA region, we achieved revenues before reimbursements for the three months ended February 28, 2007 of $2,334 million, compared with $1,914 million for the three months ended February 28, 2006, an increase of 22% in U.S. dollars and 11% in local currency terms. Growth was principally driven by our business in the United Kingdom, the Netherlands, Italy, Spain, Germany and France.
     In our Asia Pacific region, we achieved revenues before reimbursements for the three months ended February 28, 2007 of $373 million, compared with $291 million for the three months ended February 28, 2006, an increase of 28% in U.S. dollars and 24% in local currency terms. Growth was principally driven by our business in Australia and Japan.
  Operating Expenses
     Operating expenses for the three months ended February 28, 2007 were $4,610 million, an increase of $256 million, or 6%, over the three months ended February 28, 2006, and decreased as a percentage of revenues to 89.2% from 96.9% during this period. Operating expenses before reimbursable expenses for the three months ended February 28, 2007 were $4,190 million, an increase of $225 million, or 6%, over the three months ended February 28, 2006, and decreased as a percentage of revenues before reimbursements to 88.2% from 96.7% over this period.
  Cost of Services
     Cost of services for the three months ended February 28, 2007 was $3,764 million, an increase of $142 million, or 4%, over the three months ended February 28, 2006, and decreased as a percentage of revenues to 72.8% from 80.7% over this period. Cost of services before reimbursable expenses for the three months ended February 28, 2007 was $3,345 million, an increase of $111 million, or 3%, over the three months ended February 28, 2006, and decreased as a percentage of revenues before reimbursements to 70.4% from 78.8% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 29.6% from 21.2% during this period. In the second quarter of fiscal 2006, we recorded a $450 million loss provision reflected in cost of services of our Government and Products operating groups as a result of adverse developments associated with the NHS Contracts. The decrease in costs of services as a percentage of revenues before reimbursements and increase in gross margin were principally due to this loss provision, partially offset by higher annual bonus accruals in fiscal 2007.
  Sales and Marketing
     Sales and marketing expense for the three months ended February 28, 2007 was $434 million, an increase of $41 million, or 10%, over the three months ended February 28, 2006, and decreased as a percentage of revenues before reimbursements to 9.2% from 9.6% over this period. This decrease was primarily due to lower costs resulting from higher utilization of our client-service personnel on contracts when compared to the same period in fiscal 2006.

  General and Administrative Costs
     General and administrative costs for the three months ended February 28, 2007 were $405 million, an increase of $60 million, or 17%, over the three months ended February 28, 2006, and increased as a percentage of revenues before reimbursements to 8.5% from 8.4% during this period.
  Operating Income
     Operating income for the three months ended February 28, 2007 was $559 million, an increase of $422 million, or 307%, over the three months ended February 28, 2006, and increased as a percentage of revenues before reimbursements to 11.8% from 3.3% over this period. Operating income (loss) for each of the operating groups was as follows:

				Effect of	Net
	Three Months Ended February 28,		Increase	Reorganization	Increase
	2007	2006	(Decrease)	Benefits (1)(2)	(Decrease)(1)
	(in millions)
Communications & High Tech	$113	$177	$(64)	$3	$(61)
Financial Services	104	102	2	3	5
Government	93	(136)	229	2	231
Products	140	(83)	223	3	226
Resources	109	77	32	2	34

Total	$559	$137	$422	$14	$435

(1)	May not total due to rounding.

(2)	Represents the effect of reorganization benefits recorded during the three months ended February 28, 2006.
     The following Operating income commentary by operating group excludes the effect of reorganization benefits recorded in fiscal 2006:
•	Communications & High Tech operating income decreased due to higher compensation costs, a decline in contract margins due to a lower proportion of high margin consulting contracts and higher general and administrative costs as a percentage of revenues before reimbursements.

•	Financial Services operating income increased due to strong revenue growth, higher utilization and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements, offset by higher compensation costs and delivery inefficiencies on a small number of contracts.

•	Government recorded operating income for the three months ended February 28, 2007, compared to an operating loss for the three months ended February 28, 2006 due to the impact of a $225 million loss provision associated with the NHS Contracts recorded in fiscal 2006. The operating income for the three months ended February 28, 2007 also reflects outsourcing revenue growth across all geographic regions, consulting revenue growth in our Americas and EMEA regions and improved contract margins, offset by higher compensation costs.

•	Products recorded operating income for the three months ended February 28, 2007, compared to an operating loss for the three months ended February 28, 2006 due to the impact of a $225 million loss provision associated with the NHS Contracts recorded in fiscal 2006. The operating income for the three months ended February 28, 2007 also reflects strong revenue growth in our EMEA and Americas regions, offset by higher compensation costs and delivery inefficiencies on a small number of contracts.

•	Resources operating income increased due to strong revenue growth, improved contract margins and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements, partially offset by higher compensation costs.

     Higher compensation costs for the three months ended February 28, 2007 resulted from higher annual bonus accruals and market compensation adjustments in certain skill sets and geographies.
  Interest Income
     Interest income for the three months ended February 28, 2007 was $35 million, an increase of $10 million, or 42%, over the three months ended February 28, 2006. The increase resulted primarily from an increase in interest rates and higher average cash balances.
  Other (Expense) Income
     Other expense for the three months ended February 28, 2007 was $3 million, compared with other income of $3 million for the three months ended February 28, 2006. The increase in other expense resulted primarily from an increase in net foreign currency exchange losses.
  Provision for Income Taxes
     The effective tax rates for the three months ended February 28, 2007 and 2006 were 29.4% and 35.7%, respectively. Our effective tax rate declined in the second quarter of fiscal 2007 from 36.7% in the first quarter of fiscal 2007 as a result of changes in our geographic mix of income, final determinations of prior-year tax liabilities that occurred during the quarter and a reduction in the valuation allowance on our deferred tax assets.
     The reduction in the valuation allowance is reported as a discrete item in the quarter ended February 28, 2007, reducing the effective tax rate for the quarter by 3.5 percentage points. Excluding the impact of this discrete item, our forecasted fiscal 2007 annual effective tax rate and the forecasted effective tax rate for the remainder of the year are 34.9%. The effective tax rate of 29.4% for the three months ended February 28, 2007 is lower than the annual forecasted effective tax rate because it also reflects an adjustment to the Provision for Income Taxes for the first quarter as a result of the decrease in the forecasted fiscal 2007 annual effective tax rate.
     The fiscal 2006 annual effective tax rate was 25.5%. The projected fiscal 2007 annual effective tax rate is higher than the fiscal 2006 annual effective tax rate primarily due to benefits recorded in fiscal 2006 related to final determinations of prior-year tax liabilities, which reduced the fiscal 2006 annual effective tax rate by 10.8 percentage points.

Six Months Ended February 28, 2007 Compared to Six Months Ended February 28, 2006
     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues Before
				Percent	Reimbursements for the
	Six Months Ended		Percent	Increase	Six Months Ended
	February 28,		Increase	Local	February 28,
	2007	2006	US$	Currency	2007	2006
	(in millions)
OPERATING GROUPS
Communications & High Tech	$2,183	$2,074	5%	1%	23%	25%
Financial Services	2,118	1,688	25	20	22	20
Government	1,283	1,196	7	5	14	15
Products	2,360	2,021	17	13	25	24
Resources	1,550	1,289	20	16	16	16
Other	10	4	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	9,504	8,272	15%	11%	100%	100%

Reimbursements	832	762	9

TOTAL REVENUES	$10,336	$9,034	14%

GEOGRAPHY
Americas	$4,133	$3,753	10%	10%	43%	45%
EMEA	4,636	3,925	18	10	49	48
Asia Pacific	735	594	24	21	8	7

TOTAL Revenues Before Reimbursements	$9,504	$8,272	15%	11%	100%	100%

TYPE OF WORK
Consulting	$5,743	$5,042	14%	10%	60%	61%
Outsourcing	3,761	3,230	16	12	40	39

TOTAL Revenues Before Reimbursements	$9,504	$8,272	15%	11%	100%	100%

  Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $2,183 million for the six months ended February 28, 2007, compared with $2,074 million for the six months ended February 28, 2006, an increase of 5% in U.S. dollars and 1% in local currency terms, with outsourcing growth across all geographic regions. Consulting revenues grew in our Asia Pacific region, offset by a consulting revenue decline in our Communications industry group in our Americas region.
     Our Financial Services operating group achieved revenues before reimbursements of $2,118 million for the six months ended February 28, 2007, compared with $1,688 million for the six months ended February 28, 2006, an increase of 25% in U.S. dollars and 20% in local currency terms, with both consulting and outsourcing contributing to the growth. The increase was principally driven by strong growth in our Banking industry group in our EMEA region, our Insurance industry group in our EMEA and Americas regions and our Capital Markets industry group in our Americas and EMEA regions.
     Our Government operating group achieved revenues before reimbursements of $1,283 million for the six months ended February 28, 2007, compared with $1,196 million for the six months ended February 28, 2006, an increase of 7% in U.S. dollars and 5% in local currency terms. The increase was primarily driven by consulting growth in our Americas and EMEA regions and outsourcing growth in our Asia Pacific and EMEA regions.
     Our Products operating group achieved revenues before reimbursements of $2,360 million for the six months ended February 28, 2007, compared with $2,021 million for the six months ended February 28, 2006, an increase of 17% in U.S. dollars and 13% in local currency terms, with both consulting and outsourcing contributing to the growth. The increase was primarily driven by strong revenue growth in our Americas region, principally in our Retail, Health & Life Sciences, Transportation & Travel Services and Industrial Equipment industry groups, and in our EMEA region, principally in our Consumer Goods & Services, Health & Life Sciences,

Industrial Equipment and Automotive industry groups. These increases more than offset an expected revenue decline in our Retail industry group in our EMEA region.
     Our Resources operating group achieved revenues before reimbursements of $1,550 million for the six months ended February 28, 2007, compared with $1,289 million for the six months ended February 28, 2006, an increase of 20% in U.S. dollars and 16% in local currency terms, with strong consulting growth across all geographic regions and strong outsourcing growth in our EMEA region. We experienced strong growth across all four industry groups: Energy, Utilities, Chemicals and Natural Resources.
     In our Americas region, we achieved revenues before reimbursements for the six months ended February 28, 2007 of $4,133 million, compared with $3,753 million for the six months ended February 28, 2006, an increase of 10% in both U.S. dollars and local currency terms. Growth was principally driven by our business in the United States, Canada and Brazil.
     In our EMEA region, we achieved revenues before reimbursements for the six months ended February 28, 2007 of $4,636 million, compared with $3,925 million for the six months ended February 28, 2006, an increase of 18% in U.S. dollars and 10% in local currency terms. Growth was principally driven by our business in the United Kingdom, the Netherlands, Spain, Italy, Germany, Ireland and France.
     In our Asia Pacific region, we achieved revenues before reimbursements for the six months ended February 28, 2007 of $735 million, compared with $594 million for the six months ended February 28, 2006, an increase of 24% in U.S. dollars and 21% in local currency terms. Growth was principally driven by our business in Australia and Japan.
  Operating Expenses
     Operating expenses for the six months ended February 28, 2007 were $9,167 million, an increase of $782 million, or 9%, over the six months ended February 28, 2006, and decreased as a percentage of revenues to 88.7% from 92.8% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2007 were $8,335 million, an increase of $713 million, or 9%, over the six months ended February 28, 2006, and decreased as a percentage of revenues before reimbursements to 87.7% from 92.1% over this period.
  Cost of Services
     Cost of services for the six months ended February 28, 2007 was $7,498 million, an increase of $653 million, or 10%, over the six months ended February 28, 2006, and decreased as a percentage of revenues to 72.6% from 75.8% over this period. Cost of services before reimbursable expenses for the six months ended February 28, 2007 was $6,667 million, an increase of $583 million, or 10%, over the six months ended February 28, 2006, and decreased as a percentage of revenues before reimbursements to 70.1% from 73.5% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 29.9% from 26.5% during this period. In the second quarter of fiscal 2006, we recorded a $450 million loss provision reflected in cost of services of our Government and Products operating groups as a result of adverse developments associated with the NHS Contracts. The decrease in costs of services as a percentage of revenues before reimbursements and increase in gross margin were principally due to this loss provision, partially offset by higher annual bonus accruals in fiscal 2007.
  Sales and Marketing
     Sales and marketing expense for the six months ended February 28, 2007 was $871 million, an increase of $69 million, or 9%, over the six months ended February 28, 2006, and decreased as a percentage of revenues before reimbursements to 9.2% from 9.7% over this period. This decrease was primarily due to lower costs resulting from higher utilization of our client-service personnel on contracts when compared to the same period in fiscal 2006.
General and Administrative Costs
     General and administrative costs for the six months ended February 28, 2007 were $785 million, an increase of $46 million, or 6%, over the six months ended February 28, 2006, and decreased as a percentage of revenues before reimbursements to 8.2% from 8.9% during this period. The decrease was primarily due to lower spending on facilities and technology costs on a percentage basis compared with the prior year.

  Operating Income
     Operating income for the six months ended February 28, 2007 was $1,169 million, an increase of $519 million, or 80%, over the six months ended February 28, 2006, and increased as a percentage of revenues before reimbursements to 12.3% from 7.9% over this period. Operating income (loss) for each of the operating groups was as follows:

				Effect of
	Six Months Ended February 28,		Increase	Reorganization	Net Increase
	2007	2006	(Decrease)	Benefits (1)	(Decrease)
	(in millions)
Communications & High Tech	$248	$350	$(102)	$4	$(98)
Financial Services	238	184	54	3	57
Government	121	(75)	196	2	198
Products	347	35	312	4	316
Resources	215	156	59	2	61

Total	$1,169	$650	$519	$15	$534

(1)	Represents the effect of reorganization benefits recorded during the six months ended February 28, 2006.
     The following Operating income commentary by operating group excludes the effect of reorganization benefits recorded in fiscal 2006:
•	Communications & High Tech operating income decreased due to higher compensation costs, a decline in contract margins due to a lower proportion of high margin consulting contracts and higher combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements.

•	Financial Services operating income increased due to strong revenue growth, higher utilization and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements, partially offset by higher compensation costs.

•	Government recorded operating income for the six months ended February 28, 2007, compared to an operating loss for the six months ended February 28, 2006 due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the three months ended February 28, 2006. The operating income for the six months ended February 28, 2007 also reflects consulting revenue growth in our Americas and EMEA regions, outsourcing revenue growth in our Asia Pacific and EMEA regions and improved consulting contract margins, offset by higher compensation costs and asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007.

•	Products operating income increased due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the three months ended February 28, 2006. The operating income increase also reflects strong revenue growth in our Americas and EMEA regions, partially offset by higher compensation costs.

•	Resources operating income increased due to strong revenue growth, improved contract margins and lower combined sales and marketing and general and administrative costs as a percentage of revenues before reimbursements, partially offset by higher compensation costs.
     Higher compensation costs for the six months ended February 28, 2007 resulted from higher annual bonus accruals and market compensation adjustments in certain skill sets and geographies.
  Interest Income
     Interest income for the six months ended February 28, 2007 was $71 million, an increase of $16 million, or 30%, over the six months ended February 28, 2006. The increase resulted primarily from an increase in interest rates and higher average cash balances.
  Other Expense
     Other expense for the six months ended February 28, 2007 was $6 million, a decrease of $7 million from the six months ended February 28, 2006. The decrease resulted primarily from a decrease in net foreign currency exchange losses.
  Provision for Income Taxes
     The effective tax rates for the six months ended February 28, 2007 and 2006 were 33.2% and 37.0%, respectively. Our effective tax rate declined in the second quarter of fiscal 2007 from 36.7% in the first quarter of fiscal 2007 as a result of changes in our geographic mix of income, final determinations of prior-year tax liabilities that occurred during the quarter and a reduction in the valuation allowance on our deferred tax assets.
     The reduction in the valuation allowance is reported as a discrete item in the quarter ended February 28, 2007, reducing the effective tax rate for the six months ended February 28, 2007 by 1.7 percentage points. Excluding the impact of this discrete item, our forecasted fiscal 2007 annual effective tax rate and the forecasted effective tax rate for the remainder of the year are 34.9%.
     The fiscal 2006 annual effective tax rate was 25.5%. The projected fiscal 2007 annual effective tax rate is higher than the fiscal 2006 annual effective tax rate primarily due to benefits recorded in fiscal 2006 related to final determinations of prior-year tax liabilities, which reduced the fiscal 2006 annual effective tax rate by 10.8 percentage points.
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
     As of February 28, 2007, cash and cash equivalents of $2,960 million combined with $267 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $3,227 million, compared with $3,530 million as of August 31, 2006, a decrease of $303 million.
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended February 28,
	2007	2006	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$876	$1,052	$(176)
Investing activities	66	47	19
Financing activities	(1,093)	(1,517)	424
Effect of exchange rate changes on cash and cash equivalents	44	(32)	76

Net decrease in cash and cash equivalents	$(107)	$(450)	$343

     Operating Activities. The $176 million decrease in cash provided was primarily due to increases in net client balances during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 and payments of approximately $176 million to the NHS in connection with the NHS Transfer Agreement, partially offset by an increase in net income.
     Investing Activities. The $19 million increase in cash provided was primarily due to an increase in proceeds from marketable securities and lower spending on business acquisitions in the first six months of fiscal 2007 compared to the first six months of fiscal 2006, partially offset by an increase in purchases of marketable securities.
     Financing Activities. The $424 million decrease in cash used was primarily driven by a decrease in purchases of common shares in the first six months of fiscal 2007 compared to the first six months of fiscal 2006, partially offset by an increase in cash dividends paid. For additional information, see Footnote 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
     As of February 28, 2007, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	1
Local guaranteed and non-guaranteed lines of credit	136	—

Total	$1,686	$1

     Under the borrowing facilities described above, we had an aggregate of $163 million of letters of credit outstanding as of February 28, 2007. In addition, as of February 28, 2007, we had no other short-term borrowings and total outstanding debt of $28 million, which was primarily incurred in conjunction with the purchase of Accenture HR Services.
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

	February 28,	August 31,
	2007	2006
	(in millions, except number of clients)
Number of clients	21	25

Client financing included in Current unbilled services	$109	$158
Client financing included in Non-current unbilled services	84	105

Total client financing, current and non-current	$193	$263

     The decrease in client financing from August 31, 2006 was primarily due to reductions in client financing balances related to the impact of the NHS Transfer Agreement.

Share Purchases and Redemptions
     The Board of Directors of Accenture has authorized funding for redemptions and repurchases of shares of Accenture and the Company held by our current and former senior executives and their permitted transferees. In addition, during the six months ended February 28, 2007, the Board of Directors of Accenture separately authorized funding for a discounted tender offer for Accenture SCA Class I common shares that was completed on October 11, 2006.
     Our share purchase activity during the six months ended February 28, 2007 was as follows:

			Accenture SCA Class I
			Common Shares and
	Accenture Ltd Class A Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Discounted Tender Offer (1)	—	$—	7,538,172	$187	7,538,172	$187

Other Share Purchase Programs:
Accenture SCA Class I common shares	—	—	23,126,643	798	23,126,643	798
Accenture Canada Holdings Inc. exchangeable shares	—	—	442,284	15	442,284	15
Accenture Ltd Class A common shares (2)	1,979,450	49	—	—	1,979,450	49

Other purchases (3)	703,821	23	—	—	703,821	23

Inter-company redemptions of SCA
Class II common shares and SCA
Class II common shares (4)	—	—	10,344,732	204	10,344,732	204

Total	2,683,271	$72	41,451,831	$1,204	44,135,102	$1,276

(1)	On September 11, 2006, we made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, at a price of $24.75 per share.

(2)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased Accenture Ltd Class A common shares at a price of $24.75 per share from certain former senior executives residing outside the United States.

(3)	During the six months ended February 28, 2007, as authorized under Accenture’s various employee equity share plans, Accenture and we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(4)	On November 15, 2006, we redeemed 4,832,465 Accenture SCA Class II common shares and 5,512,267 Accenture SCA Class III common shares from Accenture. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     As of February 28, 2007, Accenture’s available authorization was $80 million for other share purchase programs.
Subsequent Developments Related to Share Purchase Activity
     On March 2, 2007, an additional $1,500 million was authorized for purchases under Accenture’s other share purchase programs.
     On March 8, 2007, we offered to redeem or purchase up to an aggregate of 19,696,969 Accenture SCA Class I common shares at a price per share that is not greater than $33.00 or less than $30.50. The Board of Directors of Accenture approved the use of $650 million to fund this discounted tender offer (the “Offer”), as well as the use of up to an additional $144 million should we choose to increase the size of the Offer in response to shareholder demand. The final number of Accenture SCA Class I common shares redeemed or purchased and the final offer price will be determined upon the expiration of the Offer, expected to occur on April 4, 2007 unless withdrawn or extended.
     For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2007, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.
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
     In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact of SFAS No. 158 on our Consolidated Financial Statements.
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result, is effective for our fiscal year ending August 31, 2007. We are currently evaluating the impact of SAB No. 108 on our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the six months ended February 28, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2006, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2006.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; ISSUER PURCHASES OF EQUITY SECURITIES
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides information relating to purchases and redemptions by the Company of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the second quarter of fiscal 2007.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Number of Shares	Average Price	Publicly Announced	Publicly Announced
Period	Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
Accenture SCA
December 1, 2006 — December 31, 2006
Class I common shares	1,801,778	$36.65	—	—
January 1, 2007 — January 31, 2007
Class I common shares	4,893,182	$36.90	—	—
February 1, 2007 — February 28, 2007
Class I common shares	2,268,533	$38.51	—	—
Total
Class I common shares (2)	8,963,493	$37.26	—	—
Accenture Canada Holdings Inc.
December 1, 2006 — December 31, 2006
Exchangeable shares	77,374	$36.32	—	—
January 1, 2007 — January 31, 2007
Exchangeable shares	101,275	$37.00	—	—
February 1, 2007 — February 28, 2007
Exchangeable shares	45,316	$38.35	—	—
Total
Exchangeable shares (2)	223,965	$37.04	—	—

(1)	As of February 28, 2007, the Board of Directors of Accenture had authorized an aggregate of $4.2 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under Accenture’s Senior Executive Trading Policy and Accenture’s prior Share Management Plan. As of February 28, 2007, an aggregate of $80 million remained available for these purchases and redemptions.

(2)	During the second quarter of fiscal 2007, we redeemed and purchased a total of 8,963,493 Accenture SCA Class I common shares and 223,965 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On three occasions during the second quarter of fiscal 2007 (December 29, 2006, January 31, 2007 and February 28, 2007), we transferred an aggregate of 4,744,573 Accenture SCA Class III common shares to Accenture in connection with transactions related to Accenture’s issuance of Accenture Ltd Class A common shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under Accenture’s equity compensation plans. In each case, the Accenture SCA Class III common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.
     Accenture SCA Class III common shares are convertible into Accenture SCA Class II common shares by a resolution of an extraordinary meeting of our shareholders, passed in the manner provided by our Articles of Association, at a conversion ratio of 1 Accenture SCA Class III common share for 10 Accenture SCA Class II common shares.
Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides information relating to purchases by Accenture of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the second quarter of fiscal 2007. Our management believes that the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture Ltd Class A common shares.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Number of Shares	Average Price	Publicly Announced	Publicly Announced Plans
Period	Purchased	Paid per Share	Plans or Programs (1)	or Programs
				(in millions)
December 1, 2006 — December 31, 2006
Class A common shares	85,250	$33.84	—	$978
Class X common shares	33,765,823	$0.0000225	—	—
January 1, 2007 — January 31, 2007
Class A common shares	21,872	$36.77	—	$978
Class X common shares	5,488,232	$0.0000225	—	—
February 1, 2007 — February 28, 2007
Class A common shares	55,412	$37.91	—	$978
Class X common shares	2,011,597	$0.0000225	—	—
Total
Class A common shares (1)(2)	162,534	$35.62	—
Class X common shares (3)	41,265,652	$0.0000225	—

(1)	Since August 2001, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the second quarter of fiscal 2007, Accenture did not purchase any Accenture Ltd Class A common shares under this program. To date, the Board of Directors of Accenture has authorized an aggregate of $2.4 billion for use in these open-market share purchases. As of February 28, 2007, an aggregate of $978 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	During the second quarter of fiscal 2007, Accenture and the Company purchased 162,534 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under our various employee equity share plans.

(3)	During the second quarter of fiscal 2007, Accenture redeemed 41,265,652 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     (a) None.
     (b) None.

ITEM 6. EXHIBITS
     Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, consolidated and updated as of June 28, 2005 (incorporated by reference to Exhibit 10.1 to the May 31, 2005 Accenture Ltd 10-Q)

3.2	Form of Bye-laws of Accenture Ltd, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the February 28, 2005 Accenture Ltd 10-Q)

10.1	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2007 Accenture Ltd 10-Q)

10.2	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2007 Accenture Ltd 10-Q)

10.3	Form of Senior Leadership Equity Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2007 Accenture Ltd 10-Q)

10.4	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2007 Accenture Ltd 10-Q)

10.5	Form of Employment Agreement of Ms. Craig (incorporated by reference to Exhibit 10.10 to the Accenture Ltd Registration Statement on Form S-1/A filed on June 8, 2001)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 29, 2007

ACCENTURE SCA
By:	/s/ Pamela J. Craig
	Name:	Pamela J. Craig
	Title:	Chief Financial Officer of Accenture Ltd, general partner of Accenture SCA