Form 10-Q
period 2007-05-31
ACCENTURE SCA
filed 2007-06-29
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 22, 2007 was 202,757,162.

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
May 31, 2007 and August 31, 2006
(In thousands of U.S. dollars, except share and per share amounts)

	May 31,	August 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,093,634	$3,066,988
Short-term investments	284,410	352,951
Receivables from clients, net of allowances of $46,837 and $48,069, respectively	2,378,134	1,916,450
Unbilled services	1,579,636	1,350,211
Deferred income taxes, net	269,079	187,720
Other current assets	434,796	479,501

Total current assets	8,039,689	7,353,821

NON-CURRENT ASSETS:
Unbilled services	62,309	105,081
Investments	82,519	125,119
Property and equipment, net of accumulated depreciation of $1,559,948 and $1,359,978, respectively	748,185	727,692
Goodwill	528,389	527,648
Deferred income taxes, net	408,396	392,211
Other non-current assets	179,529	186,508

Total non-current assets	2,009,327	2,064,259

TOTAL ASSETS	$10,049,016	$9,418,080

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term bank borrowings	$1,566	$2,218
Current portion of long-term debt	23,440	22,574
Accounts payable	863,646	856,087
Deferred revenues	1,769,310	1,511,259
Accrued payroll and related benefits	2,104,543	1,693,796
Income taxes payable	985,886	722,096
Deferred income taxes, net	30,603	49,870
Other accrued liabilities	888,492	958,582

Total current liabilities	6,667,486	5,816,482

NON-CURRENT LIABILITIES:
Long-term debt	3,226	27,065
Retirement obligation	532,301	492,555
Deferred income taxes, net	15,313	16,880
Other non-current liabilities	237,123	302,965

Total non-current liabilities	787,963	839,465

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	85,172	72,832
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 202,757,162 and 249,233,436 shares issued and outstanding as of May 31, 2007 and August 31, 2006, respectively	227,283	279,326
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 481,106,329 and 476,273,864 shares issued as of May 31, 2007 and August 31, 2006, respectively	544,787	537,048
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 779,980,612 and 727,992,071 shares issued as of May 31, 2007 and August 31, 2006, respectively	880,833	819,962
Restricted share units (related to Accenture Ltd Class A common shares)	626,198	482,289
Additional paid-in capital	3,654,038	3,435,364
Treasury shares, at cost: Class II common, 10,148,021 and 5,315,556 shares at May 31, 2007 and August 31, 2006, respectively; Class III common, 225,687,389 and 194,117,186 shares at May 31, 2007 and August 31, 2006, respectively	(6,046,168)	(4,809,618)
Investment in Accenture Ltd shares, at cost, 10,571,443 and 342,359 shares at May 31, 2007 and August 31, 2006, respectively	(330,182)	(9,054)
Retained earnings	2,908,992	1,980,478
Accumulated other comprehensive income (loss)	42,614	(26,494)

Total shareholders’ equity	2,508,395	2,689,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,049,016	$9,418,080

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2007 and 2006
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
REVENUES:
Revenues before reimbursements	$5,081,804	$4,408,069	$14,585,730	$12,680,339
Reimbursements	461,880	397,258	1,293,666	1,159,116

Revenues	5,543,684	4,805,327	15,879,396	13,839,455
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,471,962	2,954,184	10,138,578	9,037,354
Reimbursable expenses	461,880	397,258	1,293,666	1,159,116

Cost of services	3,933,842	3,351,442	11,432,244	10,196,470
Sales and marketing	499,529	453,709	1,370,752	1,255,859
General and administrative costs	421,946	362,051	1,206,654	1,101,164
Reorganization costs (benefits), net	6,838	(51,999)	19,233	(54,030)

Total operating expenses	4,862,155	4,115,203	14,028,883	12,499,463

OPERATING INCOME	681,529	690,124	1,850,513	1,339,992
Gain on investments, net	10,146	15	13,033	3,245
Interest income	40,641	31,571	111,896	86,505
Interest expense	(6,841)	(4,852)	(18,825)	(14,095)
Other expense	(16,090)	(4,971)	(21,989)	(18,113)

INCOME BEFORE INCOME TAXES	709,385	711,887	1,934,628	1,397,534
Provision for income taxes	235,968	213,088	642,818	466,777

INCOME BEFORE MINORITY INTEREST	473,417	498,799	1,291,810	930,757
Minority interest in Accenture Canada Holdings Inc.	(1,942)	(2,365)	(5,531)	(4,462)
Minority interest – other	(6,092)	(2,692)	(16,407)	(7,240)

NET INCOME	$465,383	$493,742	$1,269,872	$919,055

Cash dividends per share	$—	$—	$0.35	$0.30
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended May 31, 2007
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Restricted
							Share Units
	Class I		Class II		Class III		(related to
	Common		Common		Common		Accenture Ltd				Investment in
	Shares		Shares		Shares		Class A	Additional	Treasury Shares		Accenture Ltd			Accumulated Other
		No.		No.		No.	common	Paid-in		No.		No.	Retained	Comprehensive
	$	Shares	$	Shares	$	Shares	shares)	Capital	$	Shares	$	Shares	Earnings	(Loss) Income	Total
Balance as of August 31, 2006	$279,326	249,233	$537,048	476,274	$819,962	727,992	$482,289	$3,435,364	$(4,809,618)	(199,433)	$(9,054)	(342)	$1,980,478	$(26,494)	$2,689,301
Comprehensive income:
Net income													1,269,872		1,269,872
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments														1,574	1,574
Foreign currency translation adjustments														67,534	67,534

Other comprehensive income														69,108

Comprehensive income															1,338,980
Income tax benefit on share-based compensation plans								16,171							16,171
Issuances and redemptions of Class II and Class III common shares			7,739	4,832	8,828	5,513		187,940	(204,507)	(10,345)			(204,452)		(204,452)
Purchases of Accenture Ltd Class A common shares								(15,819)			(321,128)	(10,229)			(336,947)
Share-based compensation expense							179,602	47,363							226,965
Purchases/redemptions of Accenture SCA Class I common shares	(52,043)	(46,476)			52,043	46,476			(1,545,785)	(46,476)					(1,545,785)
Purchases/redemptions of Accenture SCA Class III common shares and Accenture Canada Holdings Inc. exchangeable shares								(24,197)							(24,197)
Issuances of Accenture SCA Class III common shares related to employee share programs							(51,526)		513,742	20,419			(32,466)		429,750
Dividends							15,833						(104,440)		(88,607)
Minority interest								7,216							7,216

Balance as of May 31, 2007	$227,283	202,757	$544,787	481,106	$880,833	779,981	$626,198	$3,654,038	$(6,046,168)	(235,835)	$(330,182)	(10,571)	$2,908,992	$42,614	$2,508,395

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2007 and 2006
(In thousands of U.S. dollars)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,269,872	$919,055
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	328,928	229,033
Reorganization costs (benefits), net	19,233	(54,030)
Share-based compensation expense	228,858	200,530
Deferred income taxes, net	(91,873)	(98,641)
Minority interest	21,938	11,702
Other, net	(7,931)	(963)
Change in assets and liabilities, net of acquisitions (1) —
Receivables from clients, net	(386,732)	(166,397)
Other current assets	55,122	18,619
Unbilled services, current and non-current	(217,862)	426,729
Other non-current assets	(22,600)	(12,993)
Accounts payable	(28,499)	(18,175)
Deferred revenues	219,038	228,037
Accrued payroll and related benefits	371,879	87,519
Income taxes payable	233,814	94,221
Other accrued liabilities	(157,595)	28,235
Other non-current liabilities	17,934	(34,856)

Net cash provided by operating activities	1,853,524	1,857,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	668,865	580,746
Purchases of available-for-sale investments	(538,744)	(190,049)
Proceeds from sales of property and equipment	12,577	13,172
Purchases of property and equipment	(225,051)	(209,166)
Purchases of businesses and investments, net of cash acquired	(33,616)	(114,874)

Net cash (used in) provided by investing activities	(115,969)	79,829

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	429,750	385,144
Purchases of common shares	(2,111,381)	(1,998,637)
Proceeds from long-term debt	2,367	6,213
Repayments of long-term debt	(25,134)	(22,706)
Proceeds from short-term borrowings	26,129	38,860
Repayments of short-term borrowings	(26,931)	(49,626)
Cash dividends paid	(88,607)	(96,277)
Excess tax benefits from share-based payment arrangements	31,903	30,625
Other, net	(17,353)	(12,886)

Net cash used in financing activities	(1,779,257)	(1,719,290)
Effect of exchange rate changes on cash and cash equivalents	68,348	91,562

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,646	309,726
CASH AND CASH EQUIVALENTS, beginning of period	3,066,988	2,483,990

CASH AND CASH EQUIVALENTS, end of period	$3,093,634	$2,793,716

(1)	The change in assets and liabilities, net of acquisitions, for the nine months ended May 31, 2006 includes the impact of a $450,000 loss provision, net of usage of $20,176, recorded by the Company during the nine months ended May 31, 2006.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 19, 2006. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2007. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The Company’s reorganization activity was as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Reorganization liability, beginning of period	$374,182	$374,524	$350,864	$381,440

Final determinations (1)	—	(57,683)	—	(72,321)
Changes in estimates	—	—	—	—

Benefit recorded	—	(57,683)	—	(72,321)
Interest expense accrued	6,838	5,684	19,233	18,291
Payments	—	—	—	—

Costs	6,838	(51,999)	19,233	(54,030)
Foreign currency translation	8,879	21,884	19,802	16,999

Reorganization liability, end of period	$389,899	$344,409	$389,899	$344,409

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of May 31, 2007, reorganization liabilities of $361,071 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $28,828 were included in Other non-current liabilities in the Consolidated Balance Sheet. The Company anticipates that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because the Company expects final determinations will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement.
3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The components of Accumulated other comprehensive income (loss) were as follows:

	May 31,	August 31,
	2007	2006
Unrealized losses on marketable securities, net of reclassification adjustments	$(1,905)	$(3,479)
Foreign currency translation adjustments	76,921	9,387
Minimum pension liability adjustments, net of tax of $22,863 and $22,863, respectively	(32,402)	(32,402)

Accumulated other comprehensive income (loss)	$42,614	$(26,494)

     Comprehensive income was as follows:

	May 31,
	2007	2006
Three months ended	$518,540	$544,552
Nine months ended	$1,338,980	$963,583

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
4. GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment were as follows:

			Foreign
	Balance as of		Currency	Balance as of
	August 31,	Additions/	Translation	May 31,
	2006	Adjustments	Adjustments	2007
Communications & High Tech	$82,739	$17,308	$3,288	$103,335
Financial Services	123,592	(10,240)	1,367	114,719
Government	33,253	(4,434)	904	29,723
Products	258,390	(8,369)	3,259	253,280
Resources	29,674	(3,318)	976	27,332

Total	$527,648	$(9,053)	$9,794	$528,389

     During the nine months ended May 31, 2007, the Company recorded net reductions to goodwill, primarily resulting from reversals of valuation allowances related to pre-acquisition tax attributes recorded under purchase accounting for previous acquisitions and other adjustments related to purchase accounting for previous acquisitions, partially offset by a fiscal 2007 acquisition.
5. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees. The components of net periodic pension and postretirement expense were as follows:

	Pension Benefits
	Three Months Ended May 31,
	2007		2006
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$12,706	$13,629	$16,103	$12,172
Interest cost	13,510	7,138	12,481	5,284
Expected return on plan assets	(14,946)	(6,637)	(13,080)	(4,949)
Amortization of loss	325	354	7,785	462
Amortization of prior service cost	182	151	287	380

Total	$11,777	$14,635	$23,576	$13,349

	Pension Benefits
	Nine Months Ended May 31,
	2007		2006
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$38,118	$40,465	$48,308	$37,176
Interest cost	40,530	21,135	37,442	15,796
Expected return on plan assets	(44,838)	(19,718)	(39,239)	(14,636)
Amortization of transitional obligation	—	(20)	—	—
Amortization of loss	975	1,048	23,355	1,381
Amortization of prior service cost	546	461	861	1,144
Special termination benefits charge	—	—	—	501

Total	$35,331	$43,371	$70,727	$41,362

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Three Months Ended May 31,
	2007		2006
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,666	$295	$2,526	$532
Interest cost	1,520	371	1,538	446
Expected return on plan assets	(375)	—	(355)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss	—	16	630	317
Amortization of prior service cost	(200)	(185)	(200)	(335)

Total	$2,631	$497	$4,159	$960

	Postretirement Benefits
	Nine Months Ended May 31,
	2007		2006
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$5,000	$918	$7,577	$1,576
Interest cost	4,560	1,154	4,613	1,323
Expected return on plan assets	(1,125)	—	(1,064)	—
Amortization of transitional obligation	60	—	59	—
Amortization of loss	—	49	1,889	171
Amortization of prior service cost	(600)	(574)	(601)	(223)

Total	$7,895	$1,547	$12,473	$2,847

6. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Share Purchase Activity
     The Board of Directors of Accenture has authorized funding for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees. In addition, during the nine months ended May 31, 2007, the Board of Directors of Accenture separately authorized funding for two discounted tender offers for Accenture SCA Class I common shares.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The Company’s share purchase activity during the nine months ended May 31, 2007 was as follows:

			Accenture SCA Class I Common
	Accenture Ltd Class A		Shares and Accenture Canada
	Common Shares		Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Discounted Tender Offers (1)	—	$—	16,538,239	$485,245	16,538,239	$485,245

Other Share Purchase Programs:
Accenture SCA Class I common shares	—	—	29,938,035	1,060,540	29,938,035	1,060,540
Accenture Canada Holdings Inc. exchangeable shares	—	—	671,263	24,197	671,263	24,197
Accenture Ltd Class A common shares (2)	9,858,011	308,762	—	—	9,858,011	308,762

Other purchases (3)	842,524	28,185	—	—	842,524	28,185

Inter-company redemptions of SCA
Class II common shares and SCA
Class III common shares (4)	—	—	10,344,732	204,452	10,344,732	204,452

Total	10,700,535	$336,947	57,492,269	$1,774,434	68,192,804	$2,111,381

(1)	On September 11, 2006, the Company and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, of 7,538,172 shares at a price of $24.75 per share, resulting in a cash outlay of approximately $187,195. On March 8, 2007, the Company and one of its subsidiaries made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective April 9, 2007, of 9,000,067 shares at a price of $33.00 per share, resulting in a cash outlay of approximately $298,050.

(2)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased 1,979,450 Accenture Ltd Class A common shares at a price of $24.75 per share, resulting in a cash outlay of approximately $48,991. On May 15, 2007, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 7,878,561 Accenture Ltd Class A common shares at a per share price of $33.00 or its local currency equivalent based on exchange rates applicable on April 4, 2007, resulting in a cash outlay of approximately $259,771. Shares in both transactions were purchased from certain former senior executives residing outside the United States.

(3)	During the nine months ended May 31, 2007, as authorized under Accenture’s various employee equity share plans, Accenture and the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(4)	On November 15, 2006, the Company redeemed 4,832,465 Accenture SCA Class II common shares and 5,512,267 Accenture SCA Class III common shares from Accenture. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On March 2, 2007, an additional $1,500,000 was authorized by the Board of Directors of Accenture for purchases under Accenture’s other share purchase programs.
     As of May 31, 2007, Accenture’s available authorization was $1,048,397 for other share purchase programs.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
Dividend
     In connection with a cash dividend paid by Accenture Ltd on Accenture Ltd’s Class A common shares, on November 15, 2006, the Company paid a cash dividend of $0.35 per share on Accenture SCA’s Class I common shares to shareholders of record at the close of business on October 5, 2006, and on Accenture Canada Holdings Inc. exchangeable shares to shareholders of record at the close of business on October 13, 2006, resulting in cash outlays of $87,232 and $1,375, respectively. The payment of cash dividends on Accenture Ltd’s Class A common shares also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Class III Common Shares
     Accenture SCA Class III common shares, including the lettered sub-series of this class, have a par value of 1.25 euros per share. Information related to all Class III common shares is as follows:

		May 31, 2007		August 31, 2006
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount
Class III	9,782,549,738	562,530,350	$635,519	510,541,809	$574,648
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	779,980,612	$880,833	727,992,071	$819,962

Modifications to Restrictions on the Transfer of Certain Accenture Shares
     On June 21, 2007, the Supervisory Board of Accenture SCA approved a modification to the transfer restrictions that apply to certain of the Company’s current and former senior executives (“covered persons”) who hold Accenture SCA Class I common shares they received at the time of the initial public offering of Accenture Ltd Class A common shares in July 2001 (“covered shares”). The modification grants covered persons who are active employees of the Company a waiver (the “waiver”) that eliminates the requirement that these covered persons continue to maintain beneficial ownership of at least 25 percent of their covered shares as long as they remain employed by the Company. The waiver, which will be effective on July 3, 2007, accelerates the release of the transfer restrictions on covered shares that would otherwise not become available for transfer until the later of July 24, 2009 or the termination of the employee’s employment with the Company. The transfer restrictions will be released in quarterly installments over the next nine quarters, beginning in the fourth quarter of fiscal 2007.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
7. COMMITMENTS AND CONTINGENCIES
Commitments and Guarantees
     As a result of its increase in ownership percentage of Accenture HR Services from 50 percent to 100 percent in February 2002, the Company may be required to make up to $177,500 of additional purchase price payments through September 30, 2008, conditional on Accenture HR Services achieving certain levels of qualifying revenues. The remaining potential liability as of May 31, 2007 was $157,818.
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
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2007, management was not aware of any obligations arising under indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that, as of May 31, 2007, it had assumed an aggregate potential liability of approximately $886,638 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $138,412 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of May 31, 2007, the Company or its present personnel had been named as a defendant in various litigation matters. Based on the present status of these litigation matters, the management of the Company believes these matters will not ultimately have a material effect on the results of operations, financial position or cash flows of the Company.
8. SEGMENT REPORTING
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Information regarding the Company’s reportable operating segments was as follows:

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Three Months Ended May 31,
	2007		2006
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$1,200,761	$168,021	$1,079,220	$173,516
Financial Services	1,107,506	106,144	921,676	125,542
Government	638,058	74,408	598,842	66,136
Products	1,279,838	192,813	1,116,766	229,951
Resources	849,673	140,143	687,412	94,979
Other	5,968	—	4,153	—

Total	$5,081,804	$681,529	$4,408,069	$690,124

	Nine Months Ended May 31,
	2007		2006
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income (Loss)
Communications & High Tech	$3,383,315	$416,022	$3,152,853	$523,310
Financial Services	3,225,420	343,845	2,609,910	309,477
Government	1,920,950	195,399	1,794,648	(8,826)
Products	3,639,600	540,223	3,138,006	265,006
Resources	2,400,083	355,024	1,976,764	251,025
Other	16,362	—	8,158	—

Total	$14,585,730	$1,850,513	$12,680,339	$1,339,992

9. NEWLY ISSUED ACCOUNTING STANDARDS
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and, as a result, will be effective for the Company beginning September 1, 2007. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending August 31, 2009. The Company is currently evaluating the impact of SFAS No. 158 on its Consolidated Financial Statements.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:
•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The management consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our results of operations could be affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our work with government clients exposes us to additional risks inherent in the government contracting process.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

•	Outsourcing services are a significant part of our business and subject us to operational and financial risk.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain favorable utilization rates.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

•	Our alliance relationships may not be successful.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	Our profitability could suffer if we are not able to control our costs.

•	If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

•	If we are unable to collect our receivables or amounts extended to our clients as financing, our results of operations could be adversely affected.

•	Tax legislation and negative publicity related to Bermuda companies such as our general partner, Accenture Ltd (“Accenture”), could lead to an increase in our tax burden or affect our relationships with our clients.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	If we are unable to manage the organizational challenges associated with the size and expansion of our company, we might be unable to achieve our business objectives.

•	We might acquire other businesses or technologies, and there is a risk that we might not successfully integrate them with our business or might otherwise fail to achieve our strategic objectives.

•	The share price of Accenture Ltd Class A common shares and, consequently, the market value of Accenture SCA Class I common shares, could be adversely affected from time to time by sales, or the anticipation of future sales, of Accenture Ltd Class A common shares held by our employees and former employees or received upon the redemption of Accenture SCA Class I common shares.

•	The share price of Accenture Ltd Class A common shares has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result our share price could be difficult to predict.

•	Our share price could be adversely affected if we are unable to maintain effective internal controls.

•	We are registered in Luxembourg and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the Federal or state securities laws of the United States.

•	Luxembourg law differs from the laws in effect in the United States and might afford less protection to shareholders.

•	We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.
     For a more detailed discussion of these factors, see the information under the heading “Risk Factors” beginning on page 32 herein and in our Annual Report on Form 10-K for the year ended August 31, 2006. We undertake no obligation to update or revise any forward-looking statements.
Overview
     Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value to our clients. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. The current economic environment continues to stimulate the technology spending of many companies. We are also continuing to see strong demand for our services. We continue to expect that revenue growth rates across our segments for the fourth quarter of fiscal 2007 may vary from prior quarters as economic conditions vary in different industries and geographic markets.
     Revenues before reimbursements for the three and nine months ended May 31, 2007 were $5.08 billion and $14.59 billion, respectively, compared with $4.41 billion and $12.68 billion for the three and nine months ended May 31, 2006, respectively, increases of 15% for both periods in U.S. dollars and 9% and 10%, respectively, in local currency terms.
     Consulting revenues before reimbursements for the three and nine months ended May 31, 2007 were $3.08 billion and $8.82 billion, respectively, compared with $2.66 billion and $7.70 billion for the three and nine months ended May 31, 2006, respectively, increases of 16% and 15%, respectively, in U.S. dollars and 9% and 10%, respectively, in local currency terms.
     Outsourcing revenues before reimbursements for the three and nine months ended May 31, 2007 were $2.00 billion and $5.77 billion, respectively, compared with $1.75 billion and $4.98 billion for the three and nine months ended May 31, 2006, respectively, increases of 15% and 16%, respectively, in U.S. dollars and 9% and 11%, respectively, in local currency terms. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Consistent with broader market trends, our recently signed outsourcing contracts are of shorter duration and therefore of smaller value than they have been in the past. Despite this, our average annualized revenue per contract is steady. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2006, the weakening of various currencies versus the U.S. dollar resulted in an unfavorable currency translation and decreased our reported revenues, operating expenses and operating income. In the first three quarters of fiscal 2007, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in the remainder of fiscal 2007, our U.S. dollar revenue growth will be higher than our growth in local currency terms. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency terms.
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
     Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) for the three and nine months ended May 31, 2007 was 31.7% and 30.5%, respectively, compared with 33.0% and 28.7% for the three and nine months ended May 31, 2006, respectively. The decrease in gross margin for the three months ended May 31, 2007 was principally due to the impact of revenues recognized in connection with a contract termination in our Retail industry group within our Products operating group during fiscal 2006 and higher annual bonus accruals during fiscal 2007. In the second quarter of fiscal 2006, we recorded a $450 million loss provision as a result of adverse developments associated with the NHS Contracts (as defined below). The increase in gross margin for the nine months ended May 31, 2007 was principally due to this loss provision, partially offset by higher annual bonus accruals during fiscal 2007.

     Our cost-management strategy is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Annualized attrition in the third quarter of fiscal 2007 was 18%, excluding involuntary terminations, up from the second quarter of fiscal 2007, but consistent with quarterly trends we historically experience in the third quarter. We continue to add substantial numbers of new employees and will continue to actively recruit new employees to balance our mix of skills and resources to meet current and projected future demands, replace departing employees and expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. We have adjusted compensation in fiscal 2007 in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. As in previous fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins and ability to grow our business could be adversely affected if we do not continue to manage attrition, recover increases in compensation and effectively assimilate and utilize large numbers of new employees.
     Sales and marketing and general and administrative costs as a percentage of revenues before reimbursements were 18.1% and 17.7% for the three and nine months ended May 31, 2007, respectively, compared with 18.5% and 18.6% for the three and nine months ended May 31, 2006, respectively. The decrease in these costs as a percentage of revenues before reimbursements for the nine months ended May 31, 2007 was primarily due to higher utilization of our client-service personnel on contracts and lower spending on facilities and technology costs as a percentage of revenues before reimbursements.
     Operating income as a percentage of revenues before reimbursements decreased to 13.4% for the three months ended May 31, 2007, from 15.7% for the three months ended May 31, 2006. Excluding the effects of reorganization benefits, operating income as a percentage of revenues before reimbursements for the three months ended May 31, 2007 decreased 0.9 percentage points compared with the three months ended May 31, 2006. This decrease was principally due to the impact of revenues recognized in connection with a contract termination in our Retail industry group within our Products operating group during fiscal 2006 and higher annual bonus accruals during fiscal 2007. Operating income as a percentage of revenues before reimbursements increased to 12.7% for the nine months ended May 31, 2007, from 10.6% for the nine months ended May 31, 2006. Excluding the effects of reorganization benefits, operating income as a percentage of revenues before reimbursements for the nine months ended May 31, 2007 increased 2.7 percentage points compared with the nine months ended May 31, 2006. This increase was principally due to a $450 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, partially offset by higher annual bonus accruals during fiscal 2007.
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
Bookings and Backlog
     New contract bookings for the three months ended May 31, 2007 were $6,221 million, with consulting bookings of $3,495 million and outsourcing bookings of $2,726 million. New contract bookings for the nine months ended May 31, 2007 were $17,028 million, with consulting bookings of $9,525 million and outsourcing bookings of $7,503 million.
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
Revenues by Segment/Operating Group
     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Government, Products and Resources. Operating groups are managed on the basis of revenues before reimbursements because our management believes revenues before reimbursements are a better indicator of operating group performance than revenues. From time to time, our operating groups work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating operating groups. Generally, operating expenses for each operating group have similar characteristics and are subject to the same factors, pressures and challenges. However, the economic environment and its effects on the industries served by our operating groups affect revenues and operating expenses within our operating groups to differing degrees. The mix between consulting and outsourcing is not uniform among our operating groups. Local-currency fluctuations also tend to affect our operating groups differently, depending on the geographic concentrations and locations of their businesses.

     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues Before
				Percent	Reimbursements for
	Three Months Ended		Percent	Increase	the Three Months
	May 31,		Increase	Local	Ended May 31,
	2007	2006	US$	Currency	2007	2006
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,201	$1,079	11%	5%	24%	24%
Financial Services	1,107	922	20	12	22	21
Government	638	599	7	2	12	14
Products	1,280	1,117	15	9	25	25
Resources	850	687	24	18	17	16
Other	6	4	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	5,082	4,408	15%	9%	100%	100%

Reimbursements	462	397	16

TOTAL REVENUES	$5,544	$4,805	15%

GEOGRAPHY
Americas	$2,157	$2,018	7%	6%	42%	46%
EMEA (1)	2,468	2,073	19	8	49	47
Asia Pacific	457	317	44	37	9	7

TOTAL Revenues Before Reimbursements	$5,082	$4,408	15%	9%	100%	100%

TYPE OF WORK
Consulting	$3,076	$2,657	16%	9%	61%	60%
Outsourcing	2,006	1,751	15	9	39	40

TOTAL Revenues Before Reimbursements	$5,082	$4,408	15%	9%	100%	100%

n/m = not meaningful
(1) EMEA includes Europe, the Middle East and Africa.
Three Months Ended May 31, 2007 Compared to Three Months Ended May 31, 2006
   Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $1,201 million for the three months ended May 31, 2007, compared with $1,079 million for the three months ended May 31, 2006, an increase of 11% in U.S. dollars and 5% in local currency terms, primarily driven by consulting growth in our Asia Pacific and EMEA regions and outsourcing growth across all geographic regions. Strong growth in our Communications industry group in our Asia Pacific and EMEA regions was partially offset by a consulting revenue decline in our Communications industry group in our Americas region.
     Our Financial Services operating group achieved revenues before reimbursements of $1,107 million for the three months ended May 31, 2007, compared with $922 million for the three months ended May 31, 2006, an increase of 20% in U.S. dollars and 12% in local currency terms, with both consulting and outsourcing contributing to the growth. The increase was primarily driven by growth in our Capital Markets industry group across all geographic regions and our Banking and Insurance industry groups in our EMEA region.
     Our Government operating group achieved revenues before reimbursements of $638 million for the three months ended May 31, 2007, compared with $599 million for the three months ended May 31, 2006, an increase of 7% in U.S. dollars and 2% in local currency terms. The increase was primarily driven by consulting growth across all geographic regions.
     Our Products operating group achieved revenues before reimbursements of $1,280 million for the three months ended May 31, 2007, compared with $1,117 million for the three months ended May 31, 2006, an increase of 15% in U.S. dollars and 9% in local currency terms. The increase was primarily driven by strong growth in our Americas region, principally in our Retail and Health &

Life Sciences industry groups, and in our EMEA region in our Consumer Goods & Services and Industrial Equipment industry groups. These increases more than offset an expected revenue decline in our Retail industry group in our EMEA region related to revenue recognized in connection with a contract termination during fiscal 2006.
     Our Resources operating group achieved revenues before reimbursements of $850 million for the three months ended May 31, 2007, compared with $687 million for the three months ended May 31, 2006, an increase of 24% in U.S. dollars and 18% in local currency terms, primarily driven by strong consulting growth across all geographic regions and strong outsourcing growth in our EMEA region. We experienced strong growth in our Energy, Utilities and Chemicals industry groups.
     In our Americas region, we achieved revenues before reimbursements of $2,157 million for the three months ended May 31, 2007, compared with $2,018 million for the three months ended May 31, 2006, an increase of 7% in U.S. dollars and 6% in local currency terms. Growth was principally driven by our business in the United States and Brazil.
     In our EMEA region, we achieved revenues before reimbursements of $2,468 million for the three months ended May 31, 2007, compared with $2,073 million for the three months ended May 31, 2006, an increase of 19% in U.S. dollars and 8% in local currency terms. Growth was principally driven by our business in Spain, the Netherlands, Italy and Germany.
     In our Asia Pacific region, we achieved revenues before reimbursements of $457 million for the three months ended May 31, 2007, compared with $317 million for the three months ended May 31, 2006, an increase of 44% in U.S. dollars and 37% in local currency terms. Growth was principally driven by our business in Australia and Japan.
Operating Expenses
     Operating expenses for the three months ended May 31, 2007 were $4,862 million, an increase of $747 million, or 18%, over the three months ended May 31, 2006, and increased as a percentage of revenues to 87.7% from 85.6% during this period. Operating expenses before reimbursable expenses for the three months ended May 31, 2007 were $4,400 million, an increase of $682 million, or 18%, over the three months ended May 31, 2006, and increased as a percentage of revenues before reimbursements to 86.6% from 84.3% over this period. Excluding the effects of reorganization benefits recorded in fiscal 2006, operating expenses as a percentage of revenues before reimbursements for the three months ended May 31, 2007 increased 0.9 percentage points compared with the three months ended May 31, 2006.
Cost of Services
     Cost of services for the three months ended May 31, 2007 was $3,934 million, an increase of $582 million, or 17%, over the three months ended May 31, 2006, and increased as a percentage of revenues to 71.0% from 69.7% over this period. Cost of services before reimbursable expenses for the three months ended May 31, 2007 was $3,472 million, an increase of $518 million, or 18%, over the three months ended May 31, 2006, and increased as a percentage of revenues before reimbursements to 68.3% from 67.0% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) decreased to 31.7% from 33.0% during this period. The increase in Cost of services as a percentage of revenues before reimbursements and decrease in gross margin were principally due to the impact of revenues recognized in connection with a contract termination in our Retail industry group within our Products operating group during fiscal 2006 and higher annual bonus accruals during fiscal 2007.
Sales and Marketing
     Sales and marketing expense for the three months ended May 31, 2007 was $499 million, an increase of $45 million, or 10%, over the three months ended May 31, 2006, and decreased as a percentage of revenues before reimbursements to 9.8% from 10.3% over this period. This decrease as a percentage of revenues before reimbursements was primarily due to lower market- and business- development costs as a percentage of revenues before reimbursements.
General and Administrative Costs
     General and administrative costs for the three months ended May 31, 2007 were $422 million, an increase of $60 million, or 17%, over the three months ended May 31, 2006, and increased as a percentage of revenues before reimbursements to 8.3% from 8.2% over this period.

Reorganization Costs (Benefits)
     We recorded net reorganization costs of $7 million for the three months ended May 31, 2007 related to interest expense associated with our reorganization liabilities. As of May 31, 2007, the remaining liability for reorganization costs was $390 million, of which $361 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During the three months ended May 31, 2006, we recorded net reorganization benefits of $52 million, which included a $58 million reduction in reorganization liabilities offset by $6 million of interest expense associated with carrying these liabilities. In fiscal 2006, the reduction in the liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 2 (Reorganization Costs (Benefits)) to our Consolidated Financial Statements under Item 1, “Financial Statements.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because we expect final determinations will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.
Operating Income
     Operating income for the three months ended May 31, 2007 was $682 million, a decrease of $8 million, or 1%, from the three months ended May 31, 2006, and decreased as a percentage of revenues before reimbursements to 13.4% from 15.7% over this period. Excluding the effects of reorganization benefits recorded in fiscal 2006, operating income as a percentage of revenues before reimbursements for the three months ended May 31, 2007 decreased 0.9 percentage points compared with the three months ended May 31, 2006. Operating income for each of the operating groups was as follows:

	Three Months Ended May 31,
				Effect of	Net
			Increase	Reorganization	Increase
	2007	2006	(Decrease)	Benefits (1)	(Decrease) (2)
			(in millions)
Communications & High Tech	$168	$173	$(5)	$14	$8
Financial Services	106	126	(20)	12	(8)
Government	75	66	9	9	17
Products	193	230	(37)	14	(23)
Resources	140	95	45	9	54

Total	$682	$690	$(8)	$58	$50

(1)	Represents the effect of reorganization benefits recorded during the three months ended May 31, 2006.

(2)	May not total due to rounding.
     The following Operating income commentary by operating group excludes the effect of reorganization benefits recorded in fiscal 2006:
•	Communications & High Tech operating income increased due to revenue growth, offset by higher annual bonus accruals and a decline in contract margins due to a lower proportion of high-margin consulting contracts.

•	Financial Services operating income decreased due to delivery inefficiencies on several contracts and higher annual bonus accruals, partially offset by revenue growth and lower sales and marketing costs as a percentage of revenues before reimbursements.

•	Government operating income increased due to revenue growth and improved consulting contract margins, partially offset by higher annual bonus accruals.

•	Products operating income decreased due to the impact of revenue recognized in connection with a contract termination in our Retail industry group in our EMEA region during the three months ended May 31, 2006 and to higher annual bonus accruals during the three months ended May 31, 2007, partially offset by strong revenue growth and improved consulting contract margins.

•	Resources operating income increased due to strong revenue growth and improved contract margins, partially offset by higher annual bonus accruals.
Gain on Investments, net
     Gain on investments, net for the three months ended May 31, 2007 was $10 million, an increase of $10 million over the three months ended May 31, 2006. The increase resulted primarily from a gain on the sale of a remaining investment from our portfolio of investments that was written down in fiscal 2002.
Interest Income
     Interest income for the three months ended May 31, 2007 was $41 million, an increase of $9 million, or 29%, over the three months ended May 31, 2006. The increase resulted primarily from an increase in interest rates and higher average cash balances.
Other Expense
     Other expense for the three months ended May 31, 2007 was $16 million, an increase of $11 million over the three months ended May 31, 2006. The increase resulted primarily from an increase in net foreign currency exchange losses.
Provision for Income Taxes
     The effective tax rates for the three months ended May 31, 2007 and 2006 were 33.3% and 29.9%, respectively. Our forecasted fiscal 2007 recurring effective tax rate, excluding the impact of a discrete item recorded in the second quarter of fiscal 2007, is 34.3%.
     The fiscal 2006 annual effective tax rate was 25.5%. The forecasted fiscal 2007 recurring effective tax rate is higher than the fiscal 2006 annual effective tax rate primarily due to benefits recorded in fiscal 2006 related to final determinations of prior-year tax liabilities, which reduced the fiscal 2006 annual effective tax rate by 10.8 percentage points.

Nine Months Ended May 31, 2007 Compared to Nine Months Ended May 31, 2006
     Revenues for each of our operating groups, geographic regions and types of work were as follows:

					Percent of Total
					Revenues Before
				Percent	Reimbursements for
	Nine Months Ended			Increase	the Nine Months
	May 31,		Percent	Local	Ended May 31,
	2007	2006	Increase US $	Currency	2007	2006
	(in millions)
OPERATING GROUPS
Communications & High Tech	$3,383	$3,153	7%	3%	23%	25%
Financial Services	3,226	2,610	24	17	22	20
Government	1,921	1,795	7	4	13	14
Products	3,640	3,138	16	11	25	25
Resources	2,400	1,976	21	17	17	16
Other	16	8	n/m	n/m	—	—

TOTAL Revenues Before Reimbursements	14,586	12,680	15%	10%	100%	100%

Reimbursements	1,293	1,159	12

TOTAL REVENUES	$15,879	$13,839	15%

GEOGRAPHY
Americas	$6,290	$5,772	9%	8%	43%	46%
EMEA	7,104	5,998	18	10	49	47
Asia Pacific	1,192	910	31	27	8	7

TOTAL Revenues Before Reimbursements	$14,586	$12,680	15%	10%	100%	100%

TYPE OF WORK
Consulting	$8,819	$7,699	15%	10%	60%	61%
Outsourcing	5,767	4,981	16	11	40	39

TOTAL Revenues Before Reimbursements	$14,586	$12,680	15%	10%	100%	100%

Revenues
     Our Communications & High Tech operating group achieved revenues before reimbursements of $3,383 million for the nine months ended May 31, 2007, compared with $3,153 million for the nine months ended May 31, 2006, an increase of 7% in U.S. dollars and 3% in local currency terms, primarily driven by outsourcing growth across all industry groups and geographic regions. Strong growth in our Communications industry group in our Asia Pacific and EMEA regions was partially offset by a consulting revenue decline in our Communications industry group in our Americas region.
     Our Financial Services operating group achieved revenues before reimbursements of $3,226 million for the nine months ended May 31, 2007, compared with $2,610 million for the nine months ended May 31, 2006, an increase of 24% in U.S. dollars and 17% in local currency terms, with both consulting and outsourcing contributing to the growth. The increase was primarily driven by growth in our Banking industry group in our EMEA region and our Capital Markets and Insurance industry groups in our EMEA and Americas regions.
     Our Government operating group achieved revenues before reimbursements of $1,921 million for the nine months ended May 31, 2007, compared with $1,795 million for the nine months ended May 31, 2006, an increase of 7% in U.S. dollars and 4% in local currency terms. The increase was primarily driven by consulting growth in our Americas and EMEA regions and outsourcing growth in our Asia Pacific and EMEA regions.
     Our Products operating group achieved revenues before reimbursements of $3,640 million for the nine months ended May 31, 2007, compared with $3,138 million for the nine months ended May 31, 2006, an increase of 16% in U.S. dollars and 11% in local currency terms, with both consulting and outsourcing contributing to the growth. The increase was primarily driven by strong growth in our Americas region, principally in our Retail, Health & Life Sciences and Transportation & Travel Services industry groups, and in our EMEA region, principally in our Consumer Goods & Services, Health & Life Sciences and Industrial Equipment industry groups. These increases more than offset an expected revenue decline in our Retail industry group in our EMEA region during the nine months ended May 31, 2007.
     Our Resources operating group achieved revenues before reimbursements of $2,400 million for the nine months ended May 31, 2007, compared with $1,976 million for the nine months ended May 31, 2006, an increase of 21% in U.S. dollars and 17% in local currency terms, primarily driven by strong consulting growth across all geographic regions and strong outsourcing growth in our EMEA region. We experienced strong growth across all four industry groups: Energy, Utilities, Chemicals and Natural Resources.
     In our Americas region, we achieved revenues before reimbursements of $6,290 million for the nine months ended May 31, 2007, compared with $5,772 million for the nine months ended May 31, 2006, an increase of 9% in U.S. dollars and 8% in local currency terms. Growth was principally driven by our business in the United States, Brazil and Canada.
     In our EMEA region, we achieved revenues before reimbursements of $7,104 million for the nine months ended May 31, 2007, compared with $5,998 million for the nine months ended May 31, 2006, an increase of 18% in U.S. dollars and 10% in local currency terms. Growth was principally driven by our business in Spain, the Netherlands, Italy and Germany.
     In our Asia Pacific region, we achieved revenues before reimbursements of $1,192 million for the nine months ended May 31, 2007, compared with $910 million for the nine months ended May 31, 2006, an increase of 31% in U.S. dollars and 27% in local currency terms. Growth was principally driven by our business in Australia, Japan and Singapore.
Operating Expenses
     Operating expenses for the nine months ended May 31, 2007 were $14,029 million, an increase of $1,529 million, or 12%, over the nine months ended May 31, 2006, and decreased as a percentage of revenues to 88.3% from 90.3% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2007 were $12,735 million, an increase of $1,395 million, or 12%, over the nine months ended May 31, 2006, and decreased as a percentage of revenues before reimbursements to 87.3% from 89.4% over this period. Excluding the effects of reorganization benefits recorded in fiscal 2006, operating expenses as a percentage of revenues before reimbursements for the nine months ended May 31, 2007 decreased 2.7 percentage points compared with the nine months ended May 31, 2006.
Cost of Services
     Cost of services for the nine months ended May 31, 2007 was $11,432 million, an increase of $1,236 million, or 12%, over the nine months ended May 31, 2006, and decreased as a percentage of revenues to 72.0% from 73.7% over this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2007 was $10,139 million, an increase of $1,101 million, or 12%, over the nine months ended May 31, 2006, and decreased as a percentage of revenues before reimbursements to 69.5% from 71.3% over this period. Gross margin (revenues before reimbursements less cost of services before reimbursements as a percentage of revenues before reimbursements) increased to 30.5% from 28.7% during this period. In the second quarter of fiscal 2006, we recorded a $450 million loss provision reflected in Cost of services of our Government and Products operating groups as a result of adverse developments associated with the NHS Contracts. The decrease in Cost of services as a percentage of revenues before reimbursements and increase in gross margin were principally due to this loss provision, partially offset by higher annual bonus accruals during fiscal 2007.
Sales and Marketing
     Sales and marketing expense for the nine months ended May 31, 2007 was $1,371 million, an increase of $115 million, or 9%, over the nine months ended May 31, 2006, and decreased as a percentage of revenues before reimbursements to 9.4% from 9.9% over this period. This decrease as a percentage of revenues before reimbursements was primarily due to lower costs resulting from higher utilization of our client-service personnel on contracts.
General and Administrative Costs
     General and administrative costs for the nine months ended May 31, 2007 were $1,206 million, an increase of $105 million, or 10%, over the nine months ended May 31, 2006, and decreased as a percentage of revenues before reimbursements to 8.3% from 8.7% during this period.

Reorganization Costs (Benefits)
     We recorded net reorganization costs of $19 million for the nine months ended May 31, 2007 related to interest expense associated with our reorganization liabilities. As of May 31, 2007, the remaining liability for reorganization costs was $390 million, of which $361 million was classified as current liabilities because expirations of statutes of limitations could occur within 12 months. During the nine months ended May 31, 2006, we recorded net reorganization benefits of $54 million, which included a $72 million reduction in reorganization liabilities offset by $18 million of interest expense associated with carrying these liabilities. In fiscal 2006, the reduction in the liabilities was primarily due to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, refer to Footnote 2 (Reorganization Costs (Benefits)) to our Consolidated Financial Statements under Item 1, “Financial Statements.” We anticipate that reorganization liabilities will be substantially diminished by the end of fiscal 2008 because we expect final determinations will have occurred. However, resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in our Consolidated Income Statement.
Operating Income
     Operating income for the nine months ended May 31, 2007 was $1,851 million, an increase of $511 million, or 38%, over the nine months ended May 31, 2006, and increased as a percentage of revenues before reimbursements to 12.7% from 10.6% over this period. Excluding the effects of reorganization benefits recorded in fiscal 2006, operating income as a percentage of revenues before reimbursements for the nine months ended May 31, 2007 increased 2.7 percentage points compared with the nine months ended May 31, 2006. Operating income (loss) for each of the operating groups was as follows:

	Nine Months Ended May 31,
				Effect of	Net
			Increase	Reorganization	Increase
	2007	2006	(Decrease)	Benefits (1)	(Decrease) (2)
			(in millions)
Communications & High Tech	$416	$523	$(107)	$17	$(90)
Financial Services	344	310	34	15	50
Government	196	(9)	205	11	216
Products	540	265	275	18	293
Resources	355	251	104	11	116

Total	$1,851	$1,340	$511	$72	$585

(1)	Represents the effect of reorganization benefits recorded during the nine months ended May 31, 2006.

(2)	May not total due to rounding.
     The following Operating income commentary by operating group excludes the effect of reorganization benefits recorded in fiscal 2006:
•	Communications & High Tech operating income decreased due to higher compensation costs and a decline in contract margins due to a lower proportion of high-margin consulting contracts.

•	Financial Services operating income increased due to revenue growth, higher utilization and lower sales and marketing costs as a percentage of revenues before reimbursements, partially offset by higher compensation costs and delivery inefficiencies on several contracts.

•	Government recorded operating income for the nine months ended May 31, 2007, compared to an operating loss for the nine months ended May 31, 2006 due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006. The fiscal 2007 operating income also reflects revenue growth and improved consulting contract margins, offset by higher compensation costs and asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007.

•	Products operating income increased due to strong revenue growth and improved consulting contract margins, partially offset by higher compensation costs. The fiscal 2007 operating income also increased due to the impact of a $225 million loss provision associated with the NHS Contracts recorded during the second quarter of fiscal 2006, partially offset by the impact of revenue recognized in connection with a contract termination in our Retail industry group in our EMEA region during the third quarter of fiscal 2006.

•	Resources operating income increased due to strong revenue growth and improved contract margins, partially offset by higher compensation costs.
     Higher compensation costs for the nine months ended May 31, 2007 resulted from higher annual bonus accruals and market compensation adjustments in certain skill sets and geographies.
Gain on Investments, net
     Gain on investments, net for the nine months ended May 31, 2007 was $13 million, an increase of $10 million over the nine months ended May 31, 2006. The increase resulted primarily from a gain on the sale of a remaining investment from our portfolio of investments that was written down in fiscal 2002.
Interest Income
     Interest income for the nine months ended May 31, 2007 was $112 million, an increase of $25 million, or 29%, over the nine months ended May 31, 2006. The increase resulted primarily from an increase in interest rates and higher average cash balances.
Other Expense
     Other expense for the nine months ended May 31, 2007 was $22 million, an increase of $4 million over the nine months ended May 31, 2006. The increase resulted primarily from an increase in net foreign currency exchange losses.
Provision for Income Taxes
     The effective tax rates for the nine months ended May 31, 2007 and 2006 were 33.2% and 33.4%, respectively. Our forecasted fiscal 2007 recurring effective tax rate, excluding the impact of the discrete item recorded in the second quarter of fiscal 2007, is 34.3%. Our effective tax rate for the nine months ended May 31, 2007 includes the benefit of a reduction in the valuation allowance on our deferred tax assets, which was reported as a discrete item in the second quarter of fiscal 2007. This discrete item reduced the effective tax rate for the nine months ended May 31, 2007 by 1.1 percentage points.
     The fiscal 2006 annual effective tax rate was 25.5%. The forecasted fiscal 2007 recurring effective tax rate is higher than the fiscal 2006 annual effective tax rate primarily due to benefits recorded in fiscal 2006 related to final determinations of prior-year tax liabilities, which reduced the fiscal 2006 annual effective tax rate by 10.8 percentage points.
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
     As of May 31, 2007, cash and cash equivalents of $3,094 million combined with $352 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $3,446 million, compared with $3,530 million as of August 31, 2006, a decrease of $84 million.

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2007	2006	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$1,854	$1,858	$(4)
Investing activities	(116)	80	(196)
Financing activities	(1,779)	(1,719)	(60)
Effect of exchange rate changes on cash and cash equivalents	68	91	(23)

Net increase in cash and cash equivalents	$27	$310	$(283)

     Operating Activities. The $4 million change in cash provided was primarily due to higher Net income and changes in operating assets and liabilities, including payments of approximately $176 million to the NHS in connection with the NHS Transfer Agreement.
     Investing Activities. The $196 million decrease in cash provided was primarily due to an increase in purchases of marketable securities, partially offset by an increase in proceeds from marketable securities and lower spending on business acquisitions in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.
     Financing Activities. The $60 million increase in cash used was primarily driven by an increase in purchases of common shares in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, and an increase in cash dividends paid, partially offset by an increase in cash received for Accenture Ltd Class A common shares issued under Accenture’s employee share programs. For additional information, see Footnote 6 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
     As of May 31, 2007, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	2
Local guaranteed and non-guaranteed lines of credit	139	—

Total	$1,689	$2

     Under the borrowing facilities described above, we had an aggregate of $159 million of letters of credit outstanding as of May 31, 2007. In addition, as of May 31, 2007, we had no other short-term borrowings and total outstanding debt of $27 million, which was primarily incurred in conjunction with the purchase of Accenture HR Services.
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

	May 31,	August 31,
	2007	2006
	(in millions, except number of clients)
Number of clients	21	25

Client financing included in Current unbilled services	$98	$158
Client financing included in Non-current unbilled services	62	105

Total client financing, current and non-current	$160	$263

     The decrease in client financing from August 31, 2006 was primarily due to reductions in client financing balances related to the impact of the NHS Transfer Agreement.
Share Purchases and Redemptions
     The Board of Directors of Accenture has authorized funding for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. In addition, during the nine months ended May 31, 2007, the Board of Directors of Accenture separately authorized funding for two discounted tender offers for Accenture SCA Class I common shares.
     Our share purchase activity during the nine months ended May 31, 2007 was as follows:

			Accenture SCA Class I Common
	Accenture Ltd Class A		Shares and Accenture Canada
	Common Shares		Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Discounted Tender Offers (1)	—	$—	16,538,239	$485	16,538,239	$485

Other Share Purchase Programs:
Accenture SCA Class I common shares	—	—	29,938,035	1,061	29,938,035	1,061
Accenture Canada Holdings Inc. exchangeable shares	—	—	671,263	24	671,263	24
Accenture Ltd Class A common shares (2)	9,858,011	309	—	—	9,858,011	309

Other purchases (3)	842,524	28	—	—	842,524	28

Inter-company redemptions of SCA
Class II common shares and SCA
Class III common shares (4)	—	—	10,344,732	204	10,344,732	204

Total	10,700,535	$337	57,492,269	$1,774	68,192,804	$2,111

(1)	On September 11, 2006, we made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective October 11, 2006, of 7,538,172 shares at a price of $24.75 per share, resulting in a cash outlay of approximately $187 million. On March 8, 2007, we made a tender offer to Accenture SCA Class I common shareholders that resulted in share redemptions and purchases, effective April 9, 2007, of 9,000,067 shares at a price of $33.00 per share, resulting in a cash outlay of approximately $298 million.

(2)	On November 13, 2006, Accenture Finance (Gibraltar) Ltd, an indirect subsidiary of Accenture SCA, purchased 1,979,450 Accenture Ltd Class A common shares at a price of $24.75 per share, resulting in a cash outlay of approximately $49 million. On May 15, 2007, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 7,878,561 Accenture Ltd Class A common shares at a per share price of $33.00 or its local currency equivalent based on exchange rates applicable on

April 4, 2007, resulting in a cash outlay of approximately $260 million. Shares in both transactions were purchased from certain former senior executives residing outside the United States.

(3)	During the nine months ended May 31, 2007, as authorized under Accenture’s various employee equity share plans, Accenture and we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(4)	On November 15, 2006, we redeemed 4,832,465 Accenture SCA Class II common shares and 5,512,267 Accenture SCA Class III common shares from Accenture. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On March 2, 2007, an additional $1,500 million was authorized by the Board of Directors of Accenture for purchases under Accenture’s other share purchase programs.
     As of May 31, 2007, Accenture’s available authorization was $1,049 million for other share purchase programs.
     For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2007, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds; Issuer Purchases of Equity Securities.”
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2007, we were not aware of any obligations under such indemnification agreements that would require material payments.
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for our fiscal year ending August 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for our fiscal year ending August 31, 2009. We are currently evaluating the impact of SFAS No. 158 on our Consolidated Financial Statements.
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and, as a result, is effective for our fiscal year ending August 31, 2007. We are currently evaluating the impact of SAB No. 108 on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the nine months ended May 31, 2007, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2006, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2006.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.
     On April 12, 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint alleges that, in connection with work we undertook for the U.S. federal government, we recieved payments, resale revenue, or other benefits as a result of alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The total amount of the payments, resale revenue and other benefits alleged in the complaint is $32 million. The suit alleges that these amounts were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. The suit could lead to other related proceedings by various agencies of the U.S. government, including potential suspension or debarment proceedings. We intend to defend this matter vigorously and do not believe this matter will have a material impact on our results of operations or financial condition.
     As previously reported in July 2003, we became aware of an incident of possible noncompliance with the Foreign Corrupt Practices Act and/or with Accenture’s internal controls in connection with certain of our operations in the Middle East. In 2003, we voluntarily reported the incident to the appropriate authorities in the United States promptly after its discovery. Shortly thereafter, the SEC advised us it would be undertaking an informal investigation of this incident, and the DOJ indicated it would also conduct a review. Since that time, there have been no further developments. We do not believe that this incident will have any material impact on our results of operations or financial condition.
     We currently maintain the types and amounts of insurance customary in the industries and countries in which we operate, including coverage for professional liability, general liability and management liability. We consider our insurance coverage to be adequate both as to the risks and amounts for the businesses we conduct.

ITEM 1A. RISK FACTORS
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006. Other than as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2006.
     The following updates the information contained in the risk factor entitled “Risks That Relate to Ownership of Our Class A Common Shares—The share price of Accenture Ltd Class A common shares and, consequently, the market value of Accenture SCA Class I common shares, could be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees or received upon the redemption of Accenture SCA Class I common shares”:
     On June 21, 2007, the Supervisory Board of Accenture SCA took action to modify the transfer restrictions applicable to our current senior executives who hold Accenture SCA Class I common shares they received at the time of the initial public offering (“IPO”) of Accenture Ltd Class A common shares in July 2001. A description of this action is set forth below:
     Accenture SCA’s Articles of Association contain transfer restrictions that apply to certain Accenture SCA Class I common shares held by current and former senior executives. These shares generally include any Accenture SCA Class I common shares that were beneficially owned by individuals who were senior executives at the time of the IPO (such shares the “covered shares” and such holders the “covered persons”). The transfer restrictions applicable to covered shares lapse with the passage of time on an annual basis until July 24, 2009, but have been subject to a requirement that covered persons continue to maintain beneficial ownership of at least 25% of their covered shares as long as they remain employed by us, even after July 24, 2009. We refer to this as the “25% minimum holding requirement.”
     Accenture SCA’s Articles of Association provide that the transfer restrictions, including the 25% minimum holding requirement, may be waived by the Supervisory Board of Accenture SCA, on a specific or general basis. On June 21, 2007, the Supervisory Board of Accenture SCA granted a waiver (the “waiver”) applicable to covered persons who are active employees that will eliminate the 25% minimum holding requirement and permit covered shares that would otherwise not become available for transfer until July 24, 2009 or the termination of the employee’s employment with us, whichever comes later, to become transferable on a phased-in schedule as described below. The waiver will be effective on July 3, 2007.
     The waiver accelerates the timeframe related to the previous transfer restrictions. The transfer restrictions are being released in equal quarterly installments, with restrictions on one-ninth of the covered shares subject to the 25% minimum holding requirement being released each quarter over the next nine quarters, beginning in the fourth quarter of our 2007 fiscal year. The rationale for the waiver is to remove an incentive for senior executives to resign or retire from the Company after July 24, 2009 in order to access shares that would have been covered by the 25% minimum holding requirement absent this waiver. By lifting this restriction in stages, on an accelerated basis, we have designed the waiver to limit the potential market impact of having a large number of shares whose transfer restrictions lapse on a single date in July 2009.
     The corresponding 25% minimum holding requirement applicable to Accenture Ltd Class A common shares and Accenture Canada Holdings Inc. exchangeable shares that were beneficially owned by individuals who were senior executives at the time of the IPO in July 2001 have likewise been waived by those companies on the same terms as applicable to the covered shares.
     To ensure that senior executives continue to maintain equity ownership levels that we consider meaningful, we will continue the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own equity in the Company valued at a multiple (ranging from 1 to 6) of their base compensation determined by their position level.

     The following table shows (i) the number of covered shares expected to be released from transfer restrictions prior to the waiver provided under the Accenture Ltd Bye-laws and Accenture SCA Articles of Association; (ii) the number of additional covered shares expected to be released from transfer restrictions as a result of the waiver for each of Accenture SCA, Accenture Ltd and Accenture Canada Holdings Inc.; and (iii) the total number of covered shares to be released from transfer restrictions each quarter pursuant to the existing transfer restrictions as modified by the waiver. Information presented regarding the effects of the waiver assumes that all covered persons who are active employees as of June 1, 2007 will remain actively employed by us through June 1, 2009. The actual number of additional covered shares that become available for transfer as a result of the waiver will be reduced depending upon the number of covered persons who cease to be employed prior to June 1, 2009.

	Number of Accenture			Total number of
	Ltd Class A common	Effect of waiver		Accenture Ltd Class
	shares, SCA Class I	Number of additional covered shares that		A common shares,
	common shares and	are scheduled to become available for		SCA Class I common
	Accenture Canada	transfer due to waiver		shares and Accenture
	Holdings Inc.		Accenture SCA	Canada Holdings Inc.
	exchangeable shares		Class I common	exchangeable shares
	that are scheduled to		shares and Accenture	that are scheduled to
	become available for		Canada Holdings Inc.	become available for
	transfer - prior to	Accenture Ltd Class A	exchangeable	transfer including
	waiver	common shares	shares	waiver
	(millions of shares)
4th Quarter Fiscal 2007	17.3	3.3	11.1	31.8
1st Quarter Fiscal 2008		2.0	5.7	7.7
2nd Quarter Fiscal 2008		2.0	5.7	7.7
3rd Quarter Fiscal 2008		2.0	5.7	7.7
4th Quarter Fiscal 2008	37.7	2.0	5.7	45.4
1st Quarter Fiscal 2009		2.0	5.7	7.7
2nd Quarter Fiscal 2009		2.0	5.7	7.7
3rd Quarter Fiscal 2009		2.0	5.7	7.7
4th Quarter Fiscal 2009	100.3	2.0	5.7	108.0
Later of 4th Quarter Fiscal 2009 or end of employment with the Company	76.0	—	—	—

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the third quarter of fiscal 2007.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Number of Shares	Average Price	Publicly Announced	Publicly Announced Plans
Period	Purchased (1)	Paid per Share	Plans or Programs	or Programs
Accenture SCA
March 1, 2007 — March 31, 2007
Class I common shares	—	$—	—	—
April 1, 2007 — April 30, 2007
Class I common shares	12,856,099	$34.78	—	—
May 1, 2007 — May 31, 2007
Class I common shares	2,955,360	$38.53	—	—
Total
Class I common shares (2)	15,811,459	$35.48	—	—
Accenture Canada Holdings Inc.
March 1, 2007 — March 31, 2007
Exchangeable shares	—	$—	—	—
April 1, 2007 — April 30, 2007
Exchangeable shares	117,120	$38.64	—	—
May 1, 2007 — May 31, 2007
Exchangeable shares	111,859	$38.34	—	—
Total
Exchangeable shares (2)	228,979	$38.50	—	—

(1)	As of May 31, 2007, the Board of Directors of Accenture had authorized an aggregate of $5.7 billion for purchases and redemptions of shares from our current and former senior executives and their permitted transferees under Accenture’s Senior Executive Trading Policy and Accenture’s prior Share Management Plan. As of May 31, 2007, an aggregate of $1,048 million remained available for these purchases and redemptions.

(2)	During the third quarter of fiscal 2007, we redeemed and purchased a total of 15,811,459 Accenture SCA Class I common shares and 228,979 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On four occasions during the third quarter of fiscal 2007 (March 30, 2007, April 30, 2007, May 15, 2007, and May 31, 2007), we, acting through our subsidiary Accenture International SARL, transferred an aggregate of 5,472,354 Accenture SCA Class III common shares to Accenture in connection with transactions related to Accenture’s issuance of Accenture Ltd Class A common shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under Accenture’s equity compensation plans. In each case, the Accenture SCA Class III common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

     Accenture SCA Class III common shares are convertible into Accenture SCA Class II common shares by a resolution of an extraordinary meeting of our shareholders, passed in the manner provided by our Articles of Association, at a conversion ratio of 1 Accenture SCA Class III common share for 10 Accenture SCA Class II common shares.
Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides information relating to purchases by Accenture of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the third quarter of fiscal 2007. Our management believes that the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture SCA Class I common shares.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Number of Shares	Average Price	Publicly Announced	Publicly Announced Plans
Period	Purchased	Paid per Share	Plans or Programs (1)	or Programs
				(in millions)
March 1, 2007 — March 31, 2007
Class A common shares	9,247	$35.37	—	$978
Class X common shares	87,230	$0.0000225	—	—
April 1, 2007 — April 30, 2007
Class A common shares	4,901	$38.24	—	$978
Class X common shares	11,160,544	$0.0000225	—	—
May 1, 2007 — May 31, 2007
Class A common shares	8,003,116	$33.10	—	$978
Class X common shares	2,168,699	$0.0000225	—	—
Total
Class A common shares (1)(2)(3)	8,017,264	$33.11	—	$978
Class X common shares (4)	13,416,473	$0.0000225	—	—

(1)	Since August 2001, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the third quarter of fiscal 2007, Accenture did not purchase any Accenture Ltd Class A common shares under this program. To date, the Board of Directors of Accenture has authorized an aggregate of $2.4 billion for use in these open-market share purchases. As of May 31, 2007, an aggregate of $978 million remained available for these open-market share purchases. The open-market purchase program does not have an expiration date.

(2)	During the third quarter of fiscal 2007, Accenture and the Company purchased 138,703 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under Accenture’s various employee equity share plans.

(3)	During the third quarter of fiscal 2007, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 7,878,561 Accenture Ltd Class A common shares at a per share price of $33.00 or its local currency equivalent based on exchange rates applicable on April 4, 2007.

(4)	During the third quarter of fiscal 2007, Accenture redeemed 13,416,473 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
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
Date: June 29, 2007

ACCENTURE SCA
By:	/s/ Pamela J. Craig
	Name:	Pamela J. Craig
	Title:	Chief Financial Officer of Accenture Ltd, general partner of Accenture SCA