Form 10-Q
period 2008-02-29
ACCENTURE SCA
filed 2008-03-28
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 29, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of March 21, 2008 was 178,431,510.

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
February 29, 2008 and August 31, 2007
(In thousands of U.S. dollars, except share and per share amounts)

	February 29,	August 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,584,139	$3,314,396
Short-term investments	73,706	231,278
Receivables from clients, net	2,722,616	2,409,299
Unbilled services, net	1,424,748	1,290,035
Deferred income taxes, net	364,990	318,172
Other current assets	430,269	407,998

Total current assets	7,600,468	7,971,178

NON-CURRENT ASSETS:
Unbilled services, net	53,898	63,995
Investments	68,990	81,935
Property and equipment, net of accumulated depreciation of $1,686,886 and $1,556,146, respectively	840,071	808,069
Goodwill	781,237	643,728
Deferred income taxes, net	603,933	389,858
Other non-current assets	959,717	788,399

Total non-current assets	3,307,846	2,775,984

TOTAL ASSETS	$10,908,314	$10,747,162

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$6,443	$23,795
Accounts payable	963,228	985,071
Deferred revenues	1,732,338	1,785,286
Accrued payroll and related benefits	2,216,862	2,274,098
Income taxes payable	207,253	942,310
Deferred income taxes, net	44,662	39,078
Other accrued liabilities	863,554	912,978

Total current liabilities	6,034,340	6,962,616

NON-CURRENT LIABILITIES:
Long-term debt	2,691	2,565
Retirement obligation	523,041	494,416
Deferred income taxes, net	38,089	31,758
Income taxes payable	1,016,876	32,330
Other non-current liabilities	506,178	419,959

Total non-current liabilities	2,086,875	981,028

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	78,556	86,276
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 178,431,510 and 192,678,164 shares issued and outstanding as of February 29, 2008 and August 31, 2007, respectively	199,956	215,985
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 486,667,264 and 481,106,329 shares issued as of February 29, 2008 and August 31, 2007, respectively	554,989	544,787
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 810,939,664 and 790,059,610 shares issued as of February 29, 2008	920,329	892,131
Restricted share units (related to Accenture Ltd Class A common shares)	696,413	649,475
Additional paid-in capital	3,979,761	3,690,952
Treasury shares, at cost: Class II common, 15,708,956 and 10,148,021 shares at February 29, 2008 and August 31, 2007, respectively; Class III common, 251,807,580 and 232,944,408 shares at February 29, 2008 and August 31, 2007, respectively	(7,285,171)	(6,422,233)
Investment in Accenture Ltd shares, at cost, 15,067,282 and 8,243,517 shares at February 29, 2008 and August 31, 2007, respectively	(508,094)	(256,712)
Retained earnings	4,010,374	3,318,696
Accumulated other comprehensive income	139,986	84,161

Total shareholders’ equity	2,708,543	2,717,242

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,908,314	$10,747,162

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 29, 2008 and February 28, 2007
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
REVENUES:
Revenues before reimbursements	$5,611,314	$4,749,838	$11,285,227	$9,503,926
Reimbursements	446,309	419,515	874,353	831,786

Revenues	6,057,623	5,169,353	12,159,580	10,335,712
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,958,264	3,344,772	7,927,100	6,666,616
Reimbursable expenses	446,309	419,515	874,353	831,786

Cost of services	4,404,573	3,764,287	8,801,453	7,498,402
Sales and marketing	539,303	434,293	1,059,701	871,223
General and administrative costs	469,879	405,065	919,836	784,708
Reorganization costs, net	5,811	6,316	14,134	12,395

Total operating expenses	5,419,566	4,609,961	10,795,124	9,166,728

OPERATING INCOME	638,057	559,392	1,364,456	1,168,984
Gain on investments, net	803	33	6,274	2,887
Interest income	24,110	34,948	61,890	71,255
Interest expense	(7,684)	(6,862)	(13,082)	(11,984)
Other (expense) income	(5,708)	(3,433)	3,529	(5,899)

INCOME BEFORE INCOME TAXES	649,578	584,078	1,423,067	1,225,243
Provision for income taxes	115,782	171,542	383,713	406,850

INCOME BEFORE MINORITY INTEREST	533,796	412,536	1,039,354	818,393
Minority interest in Accenture Canada Holdings Inc.	(1,981)	(1,763)	(3,890)	(3,589)
Minority interest — other	(3,389)	(4,503)	(7,849)	(10,315)

NET INCOME	$528,426	$406,270	$1,027,615	$804,489

Cash dividends per share	$—	$—	$0.42	$0.35
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended February 29, 2008
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Restricted
							Share Units
							(related to
	Class I		Class II		Class III		Accenture Ltd
	Common		Common		Common		Class A							Accumulated Other
	Shares		Shares		Shares		common	Additional Paid-	Treasury Shares		Investment in Accenture Ltd		Retained	Comprehensive
	$	No. Shares	$	No. Shares	$	No. Shares	shares)	in Capital	$	No. Shares	$	No. Shares	Earnings	Income	Total
Balance as of August 31, 2007	$215,985	192,678	$544,787	481,106	$892,131	790,060	$649,475	$3,690,952	$(6,422,233)	(243,092)	$(256,712)	(8,244)	$3,318,696	$84,161	$2,717,242
Adoption of FASB Interpretation No. 48								(1,756)					19,245		17,489
Comprehensive income:
Net income													1,027,615		1,027,615
Other comprehensive income:
Unrealized gains on marketable securities, net of reclassification adjustments														15,722	15,722
Foreign currency translation adjustments														40,275	40,275
Amortization of losses related to pension and other postretirement benefits, net of tax														(172)	(172)

Other comprehensive income														55,825

Comprehensive income															1,083,440
Income tax benefit on share-based compensation plans								10,136							10,136
Issuances and redemptions of Class II and Class III common shares			10,202	5,561	12,169	6,634		233,359	(255,730)	(12,195)			(252,232)		(252,232)
Purchases of Accenture Ltd Class A common shares								(42,253)			(251,382)	(6,823)			(293,635)
Share-based compensation expense							155,589	20,976							176,565
Purchases/redemptions of Accenture SCA Class I common shares	(16,029)	(14,246)			16,029	14,246			(527,138)	(14,246)					(527,138)
Purchases/redemptions of Accenture SCA Class III common shares and Accenture Canada Holdings Inc. exchangeable shares								10,408	(358,052)	(10,250)					(347,644)
Issuances of Accenture SCA Class III common shares related to employee share programs							(128,995)	53,181	277,982	12,266					202,168
Dividends							20,344						(101,797)		(81,453)
Minority interest								4,758							4,758
Other													(1,153)		(1,153)

Balance as of February 29, 2008	$199,956	178,432	$554,989	486,667	$920,329	810,940	$696,413	$3,979,761	$(7,285,171)	(267,517)	$(508,094)	(15,067)	$4,010,374	$139,986	$2,708,543

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 29, 2008 and February 28, 2007
(In thousands of U.S. dollars)
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,027,615	$804,489
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	236,213	249,446
Reorganization costs, net	14,134	12,395
Share-based compensation expense	176,921	146,624
Deferred income taxes, net	(20,598)	(72,940)
Minority interest	11,739	13,904
Other, net	(17,533)	1,956
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(158,517)	(323,490)
Other current assets	9,601	35,707
Unbilled services, current and non-current	(37,964)	(31,705)
Other non-current assets	(142,088)	(126,839)
Accounts payable	(27,032)	(57,498)
Deferred revenues	(139,979)	166,432
Accrued payroll and related benefits	(190,940)	119,751
Other accrued liabilities	(133,419)	(248,209)
Income taxes payable, current and non-current	(19,492)	133,785
Other non-current liabilities	103,862	52,198

Net cash provided by operating activities	692,523	876,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	202,221	545,222
Purchases of available-for-sale investments	(19,651)	(341,210)
Proceeds from sales of property and equipment	7,316	10,261
Purchases of property and equipment	(167,318)	(143,044)
Purchases of businesses and investments, net of cash acquired	(197,618)	(5,667)
Proceeds from sale of business, net of cash transferred	(1,756)	—

Net cash (used in) provided by investing activities	(176,806)	65,562

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	202,168	282,838
Purchases of common shares	(1,420,649)	(1,276,199)
Proceeds from long-term debt	3,986	1,968
Repayments of long-term debt	(24,579)	(23,147)
Proceeds from short-term borrowings	69,926	9,082
Repayments of short-term borrowings	(66,925)	(9,907)
Cash dividends paid	(81,453)	(88,607)
Excess tax benefits from share-based payment arrangements	36,984	24,921
Other, net	(22,977)	(14,202)

Net cash used in financing activities	(1,303,519)	(1,093,253)
Effect of exchange rate changes on cash and cash equivalents	57,545	44,636

NET DECREASE IN CASH AND CASH EQUIVALENTS	(730,257)	(107,049)
CASH AND CASH EQUIVALENTS, beginning of period	3,314,396	3,066,988

CASH AND CASH EQUIVALENTS, end of period	$2,584,139	$2,959,939

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 23, 2007. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2008. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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
     Recently Adopted Accounting Pronouncements
     On September 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. For additional information, see Note 2 (Income Taxes) to these Consolidated Financial Statements.
     New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is a revision of SFAS 141, “Business Combinations”. SFAS 141R establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Upon adoption of SFAS 160 on September 1, 2009, the Company will be required to report any noncontrolling interests as a separate component of consolidated shareholders’ equity.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
2. INCOME TAXES
     Effective Tax Rate
     The Company’s effective tax rates for the three months ended February 29, 2008 and February 28, 2007 were 17.8% and 29.4%, respectively. The Company’s effective tax rates for the six months ended February 29, 2008 and February 28, 2007 were 27.0% and 33.2%, respectively. The effective tax rates for the three and six months ended February 29, 2008 are lower than the effective tax rates for the three and six months ended February 28, 2007, primarily as a result of benefits related to: final determinations and other adjustments to prior year tax liabilities, which reduced the rates by 13.1% and 5.7%, respectively; non-U.S. research and development tax credits, which reduced the rates by 4.5% and 2.1%, respectively; and changes in the geographic distribution of income. These benefits were offset by expenses related to tax rate changes enacted during the three and six months ended February 29, 2008, which reduced the value of the Company’s deferred tax assets. The three and six months ended February 28, 2007 included a reduction in the effective tax rate of 3.5% and 1.7%, respectively, recorded as a result of a nonrecurring benefit related to a reduction in the valuation allowance on the Company’s deferred tax assets.
     Uncertain Tax Provisions
     The adoption of FIN 48 on September 1, 2007 had the following approximate impact on the Company’s Consolidated Financial Statements: increased Non-current deferred income tax assets by $228,900; decreased Current income taxes payable by $757,400; increased Non-current income taxes payable by $968,900; decreased Additional paid-in capital by $1,800; and increased Retained earnings by $19,200, including a $3,200 adjustment recorded in the second quarter of fiscal 2008.
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
     The Company is currently under audit by the Internal Revenue Service for the tax years 2003 to 2005. The Company does not expect the audit of these years to be effectively settled within the next 12 months. The Company is also currently under audit in many jurisdictions outside the United States; none of these audits is individually material to the Company’s results of operations or financial position. The Company believes that it is reasonably possible that approximately $68,000 of its unrecognized tax benefits, each of which are individually insignificant, may be resolved in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments.
3. REORGANIZATION COSTS
     In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of the Company’s shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to the Company as part of the reorganization. The Company identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners who were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. When additional taxes are assessed on these shareholders or partners in connection with these transfers, the Company has made and intends to make payments to reimburse certain costs associated with the assessment either to the shareholder or partner, or to the taxing authority. The Company has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The Company’s reorganization activity was as follows:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Reorganization liability, beginning of period	$294,220	$365,603	$401,228	$350,864
Final determinations (1)	(51,871)	(21,014)	(82,113)	(21,836)
Changes in estimates	51,871	21,014	82,113	21,836

Benefit recorded	—	—	—	—
Interest expense accrued	5,811	6,316	14,134	12,395
Payments	—	—	(143,184)	—
Foreign currency translation	9,673	2,263	37,526	10,923

Reorganization liability, end of period	$309,704	$374,182	$309,704	$374,182

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of February 29, 2008, reorganization liabilities of $299,119 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $10,585 were included in Other non-current liabilities. Timing of the resolution of current tax audits, initiation of additional audits or litigation may delay final settlements. Final settlement will result in a payment on a final settlement and/or recording a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments could exceed the reorganization liability currently recorded.
4. ACCUMULATED OTHER COMPREHENSIVE INCOME
     The components of Accumulated other comprehensive income were as follows:

	February 29,	August 31,
	2008	2007
Unrealized gains (losses) on marketable securities	$14,408	$(1,314)
Foreign currency translation adjustments	134,136	93,861
Pension and postretirement plans, net of tax of $8,119 and $8,137, respectively	(8,558)	(8,386)

Accumulated other comprehensive income	$139,986	$84,161

Comprehensive income was as follows:

	February 29,	February 28,
	2008	2007
Three months ended	$559,780	$400,003
Six months ended	$1,083,440	$820,440

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
5. BUSINESS COMBINATIONS AND GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment are as follows:

			Foreign
			Currency
	August 31,	Additions/	Translation	February 29,
	2007	Adjustments (1)	Adjustments	2008
Communications & High Tech	$115,197	$22,816	$2,386	$140,399
Financial Services	128,343	14,190	1,034	143,567
Products	287,576	29,367	3,500	320,443
Public Service	71,211	57,553	304	129,068
Resources	41,401	6,580	(221)	47,760

Total	$643,728	$130,506	$7,003	$781,237

(1)	Additions/Adjustments primarily represent acquisitions made during the six months ended February 29, 2008, including $128,888 related to six individually insignificant acquisitions, for total consideration of $190,737.
6. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees. The components of net periodic pension and postretirement benefits expense were as follows:

	Pension Benefits
	Three Months Ended
	February 29, 2008		February 28, 2007
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$8,325	$12,125	$12,706	$13,509
Interest cost	14,988	8,369	13,510	7,041
Expected return on plan assets	(17,638)	(9,013)	(14,946)	(6,562)
Amortization of loss (gain)	480	(369)	325	344
Amortization of prior service cost	70	119	182	155

Total	$6,225	$11,231	$11,777	$14,487

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Pension Benefits
	Six Months Ended
	February 29, 2008		February 28, 2007
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$16,650	$24,332	$25,412	$26,836
Interest cost	29,976	16,590	27,020	13,997
Expected return on plan assets	(35,276)	(17,942)	(29,892)	(13,081)
Amortization of transitional obligation	—	—	—	(20)
Amortization of loss (gain)	960	(721)	650	694
Amortization of prior service cost	140	230	364	310
Curtailment gain	(13,898)	—	—	—

Total	$(1,448)	$22,489	$23,554	$28,736

	Postretirement Benefits
	Three Months Ended
	February 29, 2008		February 28, 2007
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,744	$365	$1,668	$319
Interest cost	1,653	465	1,520	401
Expected return on plan assets	(409)	—	(375)	—
Amortization of transitional obligation	20	—	20	—
Amortization of loss	—	20	—	17
Amortization of prior service credit	(201)	(212)	(200)	(199)

Total	$2,807	$638	$2,633	$538

	Postretirement Benefits
	Six Months Ended
	February 29, 2008		February 28, 2007
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3,488	$725	$3,334	$623
Interest cost	3,306	923	3,040	783
Expected return on plan assets	(818)	—	(750)	—
Amortization of transitional obligation	40	—	40	—
Amortization of loss	—	39	—	33
Amortization of prior service credit	(402)	(421)	(400)	(389)

Total	$5,614	$1,266	$5,264	$1,050

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
     The Company’s share purchase activity during the six months ended February 29, 2008 was as follows:

			Accenture SCA Class I, II and III
			Common Shares and Accenture
	Accenture Ltd Class A		Canada Holdings Inc.
	Common Shares		Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Accenture SCA Class I common shares	—	$—	14,246,654	$527,138	14,246,654	$527,138
Accenture Canada Holdings Inc. exchangeable shares	—	—	187,256	7,178	187,256	7,178
Accenture Ltd Class A common shares (1)	5,898,398	196,357			5,898,398	196,357
Other purchases (2)	1,976,247	79,692	—	—	1,976,247	79,692
Inter-company redemptions of SCA
Class II common shares and SCA
Class III common shares (3)	—	—	22,444,363	613,782	22,444,363	613,782

Total	7,874,645	$276,049	36,878,273	$1,148,098	44,752,918	$1,424,147

(1)	On February 1, 2008, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 5,898,398 Accenture Ltd Class A common shares at a per share price of $33.29, resulting in a cash outlay of approximately $196,357. Shares from this transaction were purchased from certain former senior executives residing outside the United States.

(2)	During the six months ended February 29, 2008, as authorized under Accenture’s various employee equity share plans, Accenture and the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(3)	On November 15, 2007, the Company redeemed 5,560,935 Accenture SCA Class II common shares and 6,633,400 Accenture SCA Class III common shares from Accenture for total consideration of $255,730, which included a cash outlay of approximately $252,232. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. In the six months ended February 29, 2008, the Company redeemed 10,250,028 Accenture SCA Class III common shares held by Accenture for a cash outlay of approximately $358,052.
     On October 25, 2007, the Board of Directors of Accenture authorized an additional $3,000,000 for share purchases. Management has discretion to use this authorization for purchases under either Accenture’s publicly announced open-market share purchase program or the other share purchase programs.
     As of February 29, 2008, Accenture’s and the Company’s aggregate available authorization was $3,561,581 for the open-market share purchase program and other share purchase programs.
Waiver of Certain Transfer Restrictions
     On March 26, 2008, Accenture SCA enacted a graduated waiver of certain transfer restrictions applicable to former senior executives who hold Accenture SCA Class I common shares received at the time of the initial public offering of Accenture Ltd Class A common shares in July 2001 (“covered shares”). As a result, covered shares that would otherwise not become available for transfer until either July 24, 2008 or July 24, 2009 will become transferable by the holders on an accelerated basis beginning in April 2008.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
Dividend
     On November 15, 2007, a cash dividend of $0.42 per share was paid on Accenture Ltd’s Class A common shares to shareholders of record at the close of business on October 12, 2007, resulting in a cash outlay of $252,232. On November 15, 2007, a cash dividend of $0.42 per share was also paid on Accenture SCA Class I common shares and on Accenture Canada Holdings Inc. exchangeable shares, in each case to shareholders of record at the close of business on October 9, 2007, resulting in cash outlays of $80,153 and $1,300, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Class III Common Shares
     Accenture SCA Class III common shares, including the lettered sub-series of this class, have a par value of €1.25 per share. Information related to all Class III common shares is as follows:

		February 29, 2008		August 31, 2007
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount
Class III	9,782,549,738	593,489,402	$675,015	572,609,348	$646,817
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	810,939,664	$920,329	790,059,610	$892,131

8. COMMITMENTS AND CONTINGENCIES
Commitments and Guarantees
     The Company has the right to purchase substantially all of the remaining outstanding shares of its affiliate, Avanade Inc. (“Avanade”), not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair value if certain events occur.
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 29, 2008, management was not aware of any obligations arising under indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. The Company estimates that, as of February 29, 2008, it had assumed an aggregate potential liability of approximately $1,189,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $88,000 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. To date, the Company has not been required to make any payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of February 29, 2008, the Company or its present personnel had been named as a defendant in various litigation matters. We or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial position.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
9. SEGMENT REPORTING
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service (known as “Government” prior to September 1, 2007) and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	February 29, 2008		February 28, 2007
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$1,339,411	$184,926	$1,086,164	$113,600
Financial Services	1,209,223	142,792	1,050,667	103,809
Products	1,439,002	161,806	1,165,094	140,331
Public Service	674,520	22,443	655,064	92,629
Resources	943,595	126,090	787,420	109,023
Other	5,563	—	5,429	—

Total	$5,611,314	$638,057	$4,749,838	$559,392

	Six Months Ended
	February 29, 2008		February 28, 2007
	Revenues Before	Operating	Revenues Before	Operating
	Reimbursements	Income	Reimbursements	Income
Communications & High Tech	$2,651,143	$312,958	$2,182,554	$248,001
Financial Services	2,453,193	322,316	2,117,914	237,701
Products	2,911,858	380,931	2,359,762	347,410
Public Service	1,383,482	90,821	1,282,892	120,991
Resources	1,874,557	257,430	1,550,410	214,881
Other	10,994	—	10,394	—

Total	$11,285,227	$1,364,456	$9,503,926	$1,168,984

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
     Our results of operations are also affected by the economic conditions, levels of business activity and rates of change in the industries we serve, as well as by the pace of technological change and the type and level of technology spending by our clients. The ability to identify and capitalize on these market and technological changes early in their cycles is a key driver of our performance. Although we are continuing to see strong demand for our services, we continue to expect that revenue growth rates across our segments and between consulting and outsourcing services may vary from quarter to quarter during the remainder of fiscal 2008 as economic conditions vary in different industries and geographic markets.
     Revenues before reimbursements (“net revenues”) for the three and six months ended February 29, 2008 were $5.61 billion and $11.29 billion, respectively, compared with $4.75 billion and $9.50 billion, respectively, for the three and six months ended February 28, 2007, increases of 18% and 19%, respectively, in U.S. dollars and 11% and 12%, respectively, in local currency.
     Consulting net revenues for the three and six months ended February 29, 2008 were $3.35 billion and $6.81 billion, respectively, compared with $2.83 billion and $5.74 billion, respectively, for the three and six months ended February 28, 2007, increases of 18% and 19%, respectively, in U.S. dollars and 11% for both periods in local currency.
     Outsourcing net revenues for the three and six months ended February 29, 2008 were $2.26 billion and $4.48 billion, respectively, compared with $1.92 billion and $3.76 billion, respectively, for the three and six months ended February 28, 2007, increases of 18% and 19%, respectively, in U.S. dollars and 11% and 12%, respectively, in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Consistent with broader market trends, our recently signed outsourcing contracts continue to be of shorter duration and therefore of smaller initial total contract value than they have been in the past. Despite this, our average annualized revenue per contract is steady. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2007 and the first and second quarters of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues, operating expenses and operating income compared to the same period in the prior year. If this trend continues in the remainder of fiscal 2008, our U.S. dollar revenue growth will be higher than our growth in local currency. In the future, if the U.S. dollar strengthens against other currencies, our U.S. dollar revenue growth may be lower than our growth in local currency.
     The primary categories of operating expenses are cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable work. Utilization for the three months ended February 29, 2008 was approximately 83%, consistent with the first quarter of fiscal 2008 and in the range we expect. Utilization for the three months ended February 28, 2007 was approximately 86%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also include reorganization costs and benefits, which may vary substantially from year to year.
     Gross margin (net revenues less cost of services before reimbursements as a percentage of net revenues) for the three and six months ended February 29, 2008 was 29.5% and 29.8%, respectively, compared with 29.6% and 29.9%, respectively, for the three and six months ended February 28, 2007.
     One of our cost-management strategies is to anticipate changes in demand for our services and to identify cost-management initiatives. A primary element of this strategy is to aggressively plan and manage our payroll costs to meet the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Annualized attrition, excluding involuntary terminations, in the second quarter of fiscal 2008 was 15%, compared to 17% in the second quarter of fiscal 2007. We monitor our current and projected future demands, and recruit new employees as needed to balance our mix of skills and resources to meet that demand, to replace departing employees, and to expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. From time to time, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees and we may need to continue to adjust compensation in the future. We also use managed attrition as a means to keep our supply of skills and resources in balance with client demand. In addition, compensation increases, which for the majority of our personnel were effective September 1, 2007, were higher than in prior fiscal years. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins and ability to grow our business could be adversely affected if we do not continue to manage headcount and attrition, recover increases in compensation and effectively assimilate and utilize large numbers of new employees.
     Sales and marketing and general and administrative costs as a percentage of net revenues were 18.0% and 17.5% for the three and six months ended February 29, 2008, respectively, compared with 17.7% and 17.4% for the three and six months ended February 28, 2007, respectively. The increase as a percentage of net revenues is related to higher selling costs associated with the development of early stage opportunities, particularly in our Public Service operating group.
     Operating income as a percentage of net revenues decreased to 11.4% for the three months ended February 29, 2008, from 11.8% for the three months ended February 28, 2007. Operating income as a percentage of net revenues decreased to 12.1% for the six months ended February 29, 2008, from 12.3% for the six months ended February 28, 2007.
Bookings and Backlog
     New contract bookings for the three months ended February 29, 2008 were $6,438 million, with consulting bookings of $3,788 million and outsourcing bookings of $2,650 million. New contract bookings for the six months ended February 29, 2008 were $12,353 million, with consulting bookings of $7,160 million and outsourcing bookings of $5,193 million.
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
Revenues by Segment/Operating Group
     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Products, Public Service (known as “Government” prior to September 1, 2007) and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management consulting and systems integration services, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

Results of Operations for the Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent
				Increase/	Percent of Net Revenues
	Three Months Ended		Percent	(Decrease)	for the Three Months Ended
	February 29,	February 28,	Increase	Local	February	February 28,
	2008	2007	US$	Currency	29, 2008	2007
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,339	$1,086	23%	15%	24%	23%
Financial Services	1,209	1,051	15	7	21	22
Products	1,439	1,165	24	17	26	24
Public Service	675	655	3	(1)	12	14
Resources	944	787	20	12	17	17
Other	5	6	n/m	n/m	—	—

TOTAL Net Revenues	5,611	4,750	18%	11%	100%	100%

Reimbursements	447	419	6

TOTAL REVENUES	$6,058	$5,169	17%

GEOGRAPHIC REGIONS
Americas	$2,317	$2,043	13%	10%	41%	43%
EMEA (1)	2,791	2,334	20	9	50	49
Asia Pacific	503	373	35	23	9	8

TOTAL Net Revenues	$5,611	$4,750	18%	11%	100%	100%

TYPE OF WORK
Consulting	$3,351	$2,834	18%	11%	60%	60%
Outsourcing	2,260	1,916	18	11	40	40

TOTAL Net Revenues	$5,611	$4,750	18%	11%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
     Revenues
     Our Communications & High Tech operating group achieved net revenues of $1,339 million for the three months ended February 29, 2008, compared with $1,086 million for the three months ended February 28, 2007, an increase of 23% in U.S. dollars and 15% in local currency. The increase was driven by growth in both consulting and outsourcing in all geographic regions and across all industry groups.
     Our Financial Services operating group achieved net revenues of $1,209 million for the three months ended February 29, 2008, compared with $1,051 million for the three months ended February 28, 2007, an increase of 15% in U.S. dollars and 7% in local currency. The increase was primarily due to outsourcing growth in our Banking industry group across all geographic regions and in our Insurance and Capital Markets industry groups in the Americas region.
     Our Products operating group achieved net revenues of $1,439 million for the three months ended February 29, 2008, compared with $1,165 million for the three months ended February 28, 2007, an increase of 24% in U.S. dollars and 17% in local currency, with consulting and outsourcing growth across all geographic regions. The increase was driven by strong growth in the Americas region across all industry groups and in the EMEA region, led by our Consumer Goods & Services and Industrial Equipment industry groups.

     Our Public Service operating group achieved net revenues of $675 million for the three months ended February 29, 2008, compared with $655 million for the three months ended February 28, 2007, an increase of 3% in U.S. dollars and a decrease of 1% in local currency. The decrease in local currency was primarily due to an outsourcing decline in the Americas region, offset by consulting growth across all geographic regions.
     Our Resources operating group achieved net revenues of $944 million for the three months ended February 29, 2008, compared with $787 million for the three months ended February 28, 2007, an increase of 20% in U.S. dollars and 12% in local currency, primarily driven by strong consulting growth across all geographic regions and strong outsourcing growth in the Americas region. Resources experienced strong growth across all four industry groups: Utilities, Energy, Natural Resources and Chemicals.
     In the Americas region, we achieved net revenues of $2,317 million for the three months ended February 29, 2008, compared with $2,043 million for the three months ended February 28, 2007, an increase of 13% in U.S. dollars and 10% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.
     In the EMEA region, we achieved net revenues of $2,791 million for the three months ended February 29, 2008, compared with $2,334 million for the three months ended February 28, 2007, an increase of 20% in U.S. dollars and 9% in local currency. Growth was principally driven by our business in Italy, Spain and France.
     In the Asia Pacific region, we achieved net revenues of $503 million for the three months ended February 29, 2008, compared with $373 million for the three months ended February 28, 2007, an increase of 35% in U.S. dollars and 23% in local currency. Growth was principally driven by our business in Japan, Australia, China and Singapore.
     Operating Expenses
     Operating expenses for the three months ended February 29, 2008 were $5,420 million, an increase of $810 million, or 18%, over the three months ended February 28, 2007, and increased as a percentage of revenues to 89.5% from 89.2% over this period. Operating expenses before reimbursable expenses for the three months ended February 29, 2008 were $4,974 million, an increase of $783 million, or 19%, over the three months ended February 28, 2007, and increased as a percentage of net revenues to 88.6% from 88.2% over this period.
     Cost of Services
     Cost of services for the three months ended February 29, 2008 was $4,405 million, an increase of $641 million, or 17%, over the three months ended February 28, 2007, and decreased as a percentage of revenues to 72.7% from 72.8% over this period. Cost of services before reimbursable expenses for the three months ended February 29, 2008 was $3,958 million, an increase of $613 million, or 18%, over the three months ended February 28, 2007, and increased as a percentage of net revenues to 70.5% from 70.4% over this period. Gross margin for the three months ended February 29, 2008 decreased to 29.5% from 29.6% during this period.
     Sales and Marketing
     Sales and marketing expense for the three months ended February 29, 2008 was $539 million, an increase of $105 million, or 24%, over the three months ended February 28, 2007, and increased as a percentage of net revenues to 9.6% from 9.2% during this period. The increase as a percentage of net revenues is related to higher selling costs associated with the development of early stage opportunities, particularly in our Public Service operating group.
     General and Administrative Costs
     General and administrative costs for the three months ended February 29, 2008 were $470 million, an increase of $65 million, or 16%, over the three months ended February 28, 2007, and decreased as a percentage of net revenues to 8.4% from 8.5% during this period.

     Operating Income
     Operating income for the three months ended February 29, 2008 was $638 million, an increase of $79 million, or 14%, over the three months ended February 28, 2007, and decreased as percentage of net revenues to 11.4% from 11.8% over this period. Operating income for each of the operating groups was as follows:

	Three Months Ended
	February 29,	February 28,	Increase
	2008	2007	(Decrease)
	(in millions)
Communications & High Tech	$185	$113	$72
Financial Services	143	104	39
Products	162	140	22
Public Service	22	93	(71)
Resources	126	109	17

Total	$638	$559	$79

     Operating income commentary by operating group is as follows:
•	Communications & High Tech operating income increased due to revenue growth and improved contract margins.

•	Financial Services operating income increased primarily due to outsourcing revenue growth and improved outsourcing contract margins.

•	Products operating income increased due to revenue growth, partially offset by lower contract margins.

•	Public Service operating income decreased primarily due to delivery inefficiencies on a few contracts, higher selling costs associated with the development of early stage business-development opportunities and revenue adjustments on a small number of contracts.

•	Resources operating income increased due to strong revenue growth, partially offset by higher sales and marketing costs.
     Interest Income
     Interest income for the three months ended February 29, 2008 was $24 million, a decrease of $11 million, or 31%, from the three months ended February 28, 2007. The decrease was primarily due to lower interest rates.
     Other Expense
     Other expense for the three months ended February 29, 2008 was $6 million, an increase of $3 million over the three months ended February 28, 2007. The increase resulted primarily from an increase in net foreign currency exchange losses.
     Provision for Income Taxes
     The effective tax rates for the three months ended February 29, 2008 and February 28, 2007 were 17.8% and 29.4%, respectively. The effective tax rate for the three months ended February 29, 2008 is lower than the effective tax rate for the three months ended February 28, 2007 primarily as a result of benefits related to final determinations and other adjustments to prior year tax liabilities which reduced the rate by 13.1%, non-U.S. research and development tax credits which reduced the rate by 4.5%, and changes in the geographic distribution of income. These benefits were offset by tax rate changes enacted during the three months ended February 29, 2008 which reduced the value of our deferred tax assets. The three months ended February 28, 2007 included a reduction in the effective tax rate of 3.5% as a result of a nonrecurring benefit related to a reduction in the valuation allowance on our deferred tax assets.
     Beginning with our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”) on September 1, 2007, we recognize the impact of changes in unrecognized prior year tax benefits, including audit settlements, statute expirations, and other updates to estimates of tax liabilities, in the quarter in which they occur. See “—Recently Adopted Accounting Pronouncements.” Prior to our adoption of FIN 48, we reflected such items as adjustments to the expected annual effective tax rate instead of as discrete items in the quarter in which they occurred. As a result, our effective tax rate may vary by quarter and may not match our expected 2008 annual effective tax rate.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2008 annual effective tax rate to be in the range of 28% to 30%. This is lower than our fiscal 2007 tax rate as a result of changes in our geographic distribution of income, final determinations and other adjustments to prior year income tax liabilities, and non-U.S. research and development tax credits which reduced our expected fiscal 2008 annual effective tax rate.
Results of Operations for the Six Months Ended February 29, 2008 Compared to the Six Months Ended February 28, 2007
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended			Percent	Percent of Net Revenues
	February 29,	February 28,	Percent	Increase	for the Six Months Ended
	2008	2007	Increase	Local	February 29,	February 28,
	(in millions)		US$	Currency	2008	2007
OPERATING GROUPS
Communications & High Tech	$2,651	$2,183	21%	14%	23%	23%
Financial Services	2,453	2,118	16	8	22	22
Products	2,912	2,360	23	17	26	25
Public Service	1,383	1,283	8	3	12	14
Resources	1,875	1,550	21	13	17	16
Other	11	10	n/m	n/m	—	—

TOTAL Net Revenues	11,285	9,504	19%	12%	100%	100%

Reimbursements	875	832	5

TOTAL REVENUES	$12,160	$10,336	18%

GEOGRAPHIC REGIONS
Americas	$4,643	$4,133	12%	10%	41%	43%
EMEA	5,674	4,636	22	12	50	49
Asia Pacific	968	735	32	22	9	8

TOTAL Net Revenues	$11,285	$9,504	19%	12%	100%	100%

TYPE OF WORK
Consulting	$6,810	$5,743	19%	11%	60%	60%
Outsourcing	4,475	3,761	19	12	40	40

TOTAL Net Revenues	$11,285	$9,504	19%	12%	100%	100%

n/m = not meaningful

     Revenues
     Our Communications & High Tech operating group achieved net revenues of $2,651 million for the six months ended February 29, 2008, compared with $2,183 million for the six months ended February 28, 2007, an increase of 21% in U.S. dollars and 14% in local currency, with both consulting and outsourcing contributing to the growth. The increase was driven by strong growth in the EMEA and Asia Pacific regions across all industry groups and growth in our Communications industry group in the Americas region.
     Our Financial Services operating group achieved net revenues of $2,453 million for the six months ended February 29, 2008, compared with $2,118 million for the six months ended February 28, 2007, an increase of 16% in U.S. dollars and 8% in local currency. The increase was primarily due to outsourcing growth in our Banking industry group across all geographic regions and in our Capital Markets and Insurance industry groups in the Americas region.
     Our Products operating group achieved net revenues of $2,912 million for the six months ended February 29, 2008, compared with $2,360 million for the six months ended February 28, 2007, an increase of 23% in U.S. dollars and 17% in local currency, with consulting and outsourcing growth across all geographic regions. The increase was driven by strong growth in the EMEA region, primarily in our Consumer Goods & Services and Industrial Equipment industry groups, and in the Americas region across all industry groups.
     Our Public Service operating group achieved net revenues of $1,383 million for the six months ended February 29, 2008, compared with $1,283 million for the six months ended February 28, 2007, an increase of 8% in U.S. dollars and 3% in local currency. The increase was primarily driven by consulting growth across all geographic regions, particularly EMEA, partially offset by outsourcing declines, primarily in the Americas region.
     Our Resources operating group achieved net revenues of $1,875 million for the six months ended February 29, 2008, compared with $1,550 million for the six months ended February 28, 2007, an increase of 21% in U.S. dollars and 13% in local currency, primarily driven by strong consulting growth across all geographic regions and strong outsourcing growth in the Americas region. Resources experienced strong growth across all four industry groups: Utilities, Energy, Chemicals and Natural Resources.
     In the Americas region, we achieved net revenues of $4,643 million for the six months ended February 29, 2008, compared with $4,133 million for the six months ended February 28, 2007, an increase of 12% in U.S. dollars and 10% in local currency. Growth was principally driven by our business in the United States, Brazil and Canada.
     In the EMEA region, we achieved net revenues of $5,674 million for the six months ended February 29, 2008, compared with $4,636 million for the six months ended February 28, 2007, an increase of 22% in U.S. dollars and 12% in local currency. Growth was principally driven by our business in Italy, Spain and France.
     In the Asia Pacific region, we achieved net revenues of $968 million for the six months ended February 29, 2008, compared with $735 million for the six months ended February 28, 2007, an increase of 32% in U.S. dollars and 22% in local currency. Growth was principally driven by our business in Japan, Australia, Singapore and China.
     Operating Expenses
     Operating expenses for the six months ended February 29, 2008 were $10,795 million, an increase of $1,628 million, or 18%, over the six months ended February 28, 2007, and increased as a percentage of revenues to 88.8% from 88.7% during this period. Operating expenses before reimbursable expenses for the six months ended February 29, 2008 were $9,921 million, an increase of $1,586 million, or 19%, over the six months ended February 28, 2007, and increased as a percentage of net revenues to 87.9% from 87.7% over this period.

     Cost of Services
     Cost of services for the six months ended February 29, 2008 was $8,801 million, an increase of $1,303 million, or 17%, over the six months ended February 28, 2007, and decreased as a percentage of revenues to 72.4% from 72.6% over this period. Cost of services before reimbursable expenses for the six months ended February 29, 2008 was $7,927 million, an increase of $1,260 million, or 19%, over the six months ended February 28, 2007, and increased as a percentage of net revenues to 70.2% from 70.1% over this period. Gross margin for the six months ended February 29, 2008 decreased to 29.8% from 29.9% during this period.
     Sales and Marketing
     Sales and marketing expense for the six months ended February 29, 2008 was $1,060 million, an increase of $189 million, or 22%, over the six months ended February 28, 2007, and increased as a percentage of net revenues to 9.4% from 9.2% over this period. The increase as a percentage of net revenues is related to higher selling costs associated with the development of early stage opportunities, particularly in our Public Service operating group.
     General and Administrative Costs
     General and administrative costs for the six months ended February 29, 2008 were $920 million, an increase of $135 million, or 17%, over the six months ended February 28, 2007, and decreased as a percentage of net revenues to 8.1% from 8.2% during this period.
     Operating Income
     Operating income for the six months ended February 29, 2008 was $1,364 million, an increase of $195 million, or 17%, over the six months ended February 28, 2007, and decreased as percentage of net revenues to 12.1% from 12.3% over this period. Operating income for each of the operating groups was as follows:

	Six Months Ended
	February 29,	February 28,	Increase
	2008	2007	(Decrease)
	(in millions)
Communications & High Tech	$313	$248	$65
Financial Services	322	238	84
Products	381	347	34
Public Service	91	121	(30)
Resources	257	215	42

Total	$1,364	$1,169	$195

     Operating income commentary by operating group is as follows:
•	Communications & High Tech operating income increased due to revenue growth and improved contract margins, offset by delivery inefficiencies on a consulting contract.

•	Financial Services operating income increased primarily due to outsourcing revenue growth and improved outsourcing contract margins.

•	Products operating income increased due to revenue growth, partially offset by lower contract margins.

•	Public Service operating income decreased primarily due to higher selling costs associated with the development of early stage business-development opportunities, delivery inefficiencies on a few contracts and revenue adjustments on a small number of contracts. The operating income for the six months ended February 28, 2007 also reflects asset impairments associated with an outsourcing contract recorded during the first quarter of fiscal 2007.

•	Resources operating income increased due to strong revenue growth.

     Interest Income
     Interest income for the six months ended February 29, 2008 was $62 million, a decrease of $9 million, or 13%, from the six months ended February 28, 2007. The decrease was primarily due to lower interest rates.
     Other Income (Expense)
     Other income for the six months ended February 29, 2008 was $4 million, an increase of $10 million over the six months ended February 28, 2007. The increase in other income resulted primarily from an increase in net foreign currency exchange gains.
     Provision for Income Taxes
     The effective tax rates for the six months ended February 29, 2008 and February 28, 2007 were 27.0% and 33.2%, respectively. The effective tax rate for the six months ended February 29, 2008 is lower than the effective tax rate for the six months ended February 28, 2007 primarily as a result of benefits related to final determinations and other adjustments to prior year tax liabilities which reduced the rate by 5.7%, non-U.S. research and development tax credits which reduced the rate by 2.1%, and changes in the geographic distribution of income. These benefits were offset by tax rate changes enacted during the six months ended February 29, 2008 which reduced the value of our deferred tax assets. The six months ended February 28, 2007 included a reduction in the effective tax rate of 1.7% as a result of a nonrecurring benefit related to a reduction in the valuation allowance on our deferred tax assets.
     Beginning with our adoption of FIN 48 on September 1, 2007, we recognize the impact of discrete items, such as changes in unrecognized prior year tax benefits, in the quarter in which they occur. See “—Recently Adopted Accounting Pronouncements.” Prior to our adoption of FIN 48, we reflected such items as adjustments to the expected annual effective tax rate instead of as discrete items in the quarter in which they occurred. As a result, our effective tax rate may vary by quarter and may not match our expected 2008 annual effective tax rate.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2008 annual effective tax rate to be in the range of 28% to 30%. This is lower than our fiscal 2007 tax rate as a result of changes in our geographic distribution of income, final determinations and other adjustments to prior year income tax liabilities, and non-U.S. research and development tax credits which reduced our expected fiscal 2008 annual effective tax rate.
Liquidity and Capital Resources
     Our primary sources of liquidity are cash flows from operations, debt capacity available under various credit facilities and available cash reserves. We may also be able to raise additional funds through public or private debt or equity financings in order to:
•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions;

•	respond to competitive pressures; or

•	facilitate purchases, redemptions and exchanges of Accenture and our shares.
     As of February 29, 2008, cash and cash equivalents of $2,584 million combined with $129 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $2,713 million, compared with $3,614 million as of August 31, 2007, a decrease of $901 million.

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 29,	February 28,
	2008	2007	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$693	$876	$(183)
Investing activities	(177)	66	(243)
Financing activities	(1,304)	(1,093)	(211)
Effect of exchange rate changes on cash and cash equivalents	58	44	14

Net decrease in cash and cash equivalents	$(730)	$(107)	$(623)

     Operating Activities. Cash from operations decreased by $183 million, compared with the first six months of fiscal 2007. Cash provided by higher net income was offset by an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and a payment of $143 million to settle tax audits related to reorganization liabilities.
     Investing Activities. The $243 million increase in cash used was primarily due to increased spending on business acquisitions and property and equipment and a decrease in net proceeds from available-for-sale securities during the six months ended February 29, 2008, compared with the six months ended February 28, 2007.
     Financing Activities. The $211 million increase in cash used was primarily due to an increase in net purchases of common shares and cash dividends paid in the first six months of fiscal 2008, compared with the first six months of fiscal 2007. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
     As of February 29, 2008, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	4
Local guaranteed and non-guaranteed lines of credit	155	—

Total	$1,705	$4

     Under the borrowing facilities described above, we had an aggregate of $158 million of letters of credit outstanding as of February 29, 2008. In addition, including the amount under the facilities in the table above, we had total outstanding debt of $9 million as of February 29, 2008.

Share Purchases and Redemptions
     The Board of Directors of Accenture has authorized funding for redemptions and repurchases of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.
     Our share purchase activity during the six months ended February 29, 2008 was as follows:

			Accenture SCA Class I, II and III
			Common Shares and
	Accenture Ltd Class A		Accenture Canada Holdings Inc.
	Common Shares		Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Accenture SCA Class I common shares	—	$—	14,246,654	$527	14,246,654	$527
Accenture Canada Holdings Inc. exchangeable shares	—	—	187,256	7	187,256	7
Accenture Ltd Class A common shares (1)	5,898,398	196	—	—	5,898,398	196
Other purchases (2)	1,976,247	80	—	—	1,976,247	80
Inter-company redemptions of SCA
Class II common shares and SCA
Class III common shares (3)	—	—	22,444,363	614	22,444,363	614

Total	7,874,645	$276	36,878,273	$1,148	44,752,918	$1,424

(1)	On February 1, 2008, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 5,898,398 Accenture Ltd Class A common shares at a per share price of $33.29, resulting in a cash outlay of approximately $196 million. Shares from this transaction were purchased from certain former senior executives residing outside the United States.

(2)	During the six months ended February 29, 2008, as authorized under Accenture’s various employee equity share plans, Accenture and we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(3)	On November 15, 2007 we redeemed 5,560,935 Accenture SCA Class II common shares and 6,633,400 Accenture SCA Class III common shares from Accenture for total consideration of $256 million, which included a cash outlay of approximately $252 million. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. In the six months ended February 29, 2008, we redeemed 10,250,028 Accenture SCA Class III common shares held by Accenture for a cash outlay of approximately $358 million.
     On October 25, 2007, the Board of Directors of Accenture authorized an additional $3,000 million for share purchases. Management has discretion to use this authorization for purchases under either Accenture’s publicly announced open-market share purchase program or the other share purchase programs.
     As of February 29, 2008, Accenture’s and our aggregate available authorization was $3,562 million for the open-market share purchase program and other share purchase programs.
     For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2008, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
Waiver of Certain Transfer Restrictions
     On March 26, 2008, Accenture SCA enacted a graduated waiver of certain transfer restrictions applicable to former senior executives who hold Accenture SCA Class I common shares received at the time of the initial public offering of Accenture Ltd Class A common shares in July 2001 (“covered shares”). As a result, covered shares that would otherwise not become available for transfer until either July 24, 2008 or July 24, 2009 will become transferable by the holders on an accelerated basis beginning in April 2008.
     The following table shows the total number of covered shares held by former employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects the waivers described above together with all other waivers granted to date and further assumes that no covered persons who are active employees as of February 29, 2008 retire or resign through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, SCA Class I common
shares and Accenture Canada Holdings Inc.
exchangeable shares that are
scheduled to become available for transfer
after giving effect to waiver
(millions of shares)

3rd Quarter Fiscal 2008	23.5
4th Quarter Fiscal 2008	23.0
1st Quarter Fiscal 2009	0.5
2nd Quarter Fiscal 2009	0.3
3rd Quarter Fiscal 2009	0.3
4th Quarter Fiscal 2009	61.0
     The following table shows the total number of covered shares held by active employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date and further assumes that any covered persons who are active employees as of February 29, 2008 remain actively employed by Accenture through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, SCA Class I common
shares and Accenture Canada Holdings Inc.
exchangeable shares that are
scheduled to become available for transfer
after giving effect to waiver
(millions of shares)

3rd Quarter Fiscal 2008	15.8
4th Quarter Fiscal 2008	15.8
1st Quarter Fiscal 2009	5.4
2nd Quarter Fiscal 2009	5.4
3rd Quarter Fiscal 2009	5.4
4th Quarter Fiscal 2009	5.4

Obligations and Commitments
     We adopted the provisions of FIN 48 on September 1, 2007. See “—Recently Adopted Accounting Pronouncements.” As of adoption, we had approximately $1,100 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of February 29, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.
     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Recently Adopted Accounting Pronouncements
     On September 1, 2007, we adopted the provisions of FIN 48, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified in the balance sheet; and provides transition and interim-period guidance, among other provisions. For additional information, see Note 2 (Income Taxes) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
New Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is a revision of SFAS 141, “Business Combinations”. SFAS 141R establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Upon adoption of SFAS 160 on September 1, 2009, we will be required to report any noncontrolling interests as a separate component of consolidated shareholders’ equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the six months ended February 29, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2007, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2007.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in Accenture SCA’s internal control over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in a number of judicial and arbitration proceedings concerning matters arising in the ordinary course of our business. We and/or our personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of our business around the world. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial position.
     As previously reported, in September 2007, the State of Connecticut filed an action in State Superior Court in Hartford against Accenture arising out of an alleged data security breach. The action arose in connection with work we undertook for the State of Connecticut’s Office of the Comptroller (the “Core-CT Project”), during which Accenture properly came into the possession of confidential information, including personally identifiable information, concerning Connecticut citizens. The complaint alleges that some of the information was subsequently placed on a server maintained by the State of Ohio by Accenture employees who were transferred from the Core-CT Project to a similar project for the State of Ohio, and that a back-up tape from the Ohio server containing some of the information was stolen in June 2007 from an Ohio state employee. The State of Connecticut claims that Accenture breached its contract with the Connecticut Comptroller’s office and also asserts negligence and the unauthorized taking of information by Accenture. The complaint seeks injunctive relief and damages, including restitution of some unspecified portion of the amount paid to Accenture pursuant to the Core-CT Project contract. During the investigation of this matter, it was discovered that confidential information belonging to several other Accenture clients appeared on the Ohio server, and Accenture has notified the affected clients. Although these events represent a breach of Accenture’s internal policies on data security, we have no evidence that any individual has been harmed as a result. Accenture is committed to maintaining the security of its clients’ data and is conducting an internal investigation to ensure the integrity of all confidential data, including personally identifiable information, in its possession. Accenture is continuing to take proactive remedial measures to reinforce adherence to its data protection policies. In addition to the Connecticut suit, it is possible that other affected parties could bring similar lawsuits or proceedings. We do not believe these matters will have a material impact on our results of operations or financial condition.

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
     The following table provides additional information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the second quarter of fiscal 2008.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
			Purchased as Part of	Yet Be Purchased Under
	Total Number of	Average Price	Publicly Announced Plans	Publicly Announced Plans
Period	Shares Purchased (1)	Paid per Share	or Programs	or Programs (2)
Accenture SCA
December 1, 2007 — December 31, 2007
Class I common shares	597,100	$37.69	—	—
January 1, 2008 — January 31, 2008
Class I common shares	2,819,213	$32.85	—	—
February 1, 2008 — February 29, 2008
Class I common shares	3,138,860	$34.89	—	—
Total
Class I common shares	6,555,173	$34.27	—	—
Accenture Canada Holdings Inc.
December 1, 2007 — December 31, 2007
Exchangeable shares	14,174	$37.99	—	—
January 1, 2008 — January 31, 2008
Exchangeable shares	—	—	—	—
February 1, 2008 — February 29, 2008
Exchangeable shares	36,721	$35.62	—	—
Total
Exchangeable shares	50,895	$36.28	—	—

(1)	During the second quarter of fiscal 2008, we redeemed and purchased a total of 6,555,173 Accenture SCA Class I common shares and 50,895 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees.

(2)	To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for share repurchases. This includes $3.0 billion authorized on October 25, 2007, which management has the discretion to use for purchases under either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. As of February 29, 2008, Accenture’s and our aggregate available authorization was $3,562 million for the open-market share purchase program and other share purchase programs.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On three occasions during the second quarter of fiscal 2008 (December 31, 2007, January 31, 2008 and February 29, 2008), we, acting through our subsidiary Accenture International SARL, transferred an aggregate of 2,563,782 Accenture SCA Class III common shares to Accenture in connection with transactions related to Accenture’s issuance of Accenture Ltd Class A common shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under Accenture’s equity compensation plans. In each case, the Accenture SCA Class III common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

     Accenture SCA Class III common shares are convertible into Accenture SCA Class II common shares by a resolution of an extraordinary meeting of our shareholders, passed in the manner provided by our Articles of Association, at a conversion ratio of 1 Accenture SCA Class III common share for 10 Accenture SCA Class II common shares.
Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides information relating to purchases by Accenture and the Company of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the second quarter of fiscal 2008. Management believes that the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture SCA Class I common shares.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that May
	Total		as Part of Publicly	Yet Be Purchased Under
	Number of Shares	Average Price	Announced Plans	Publicly Announced
Period	Purchased	Paid per Share	or Programs (1)	Plans or Programs (2)
				(in millions)
December 1, 2007 — December 31, 2007
Class A common shares	73,463	$34.84	—	$3,661
Class X common shares	816,841	$0.0000225	—	—
January 1, 2008 — January 31, 2008
Class A common shares	41,338	$36.06	—	$3,661
Class X common shares	1,623,238	$0.0000225	—	—
February 1, 2008 — February 29, 2008
Class A common shares	9,536,968	$33.42	3,562,820	$3,345
Class X common shares	2,338,777	$0.0000225	—	—
Total
Class A common shares (1)(3)(4)	9,651,769	$33.44	3,562,820
Class X common shares (5)	4,778,856	$0.0000225	—

(1)	Since August 2001, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the second quarter of fiscal 2008, Accenture repurchased 3,562,820 Accenture Ltd Class A common shares under this program for an aggregate purchase price of $120 million. The open-market purchase program does not have an expiration date.

(2)	To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for share repurchases. This includes $3.0 billion authorized on October 25, 2007, which management has the discretion to use for purchases under either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. This authorization is included in the column above. As of February 29, 2008, Accenture’s and our aggregate available authorization was $3,562 million for the open-market share purchase program and other share purchase programs.

(3)	During the second quarter of fiscal 2008, Accenture and the Company purchased 190,551 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted primarily of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under Accenture’s various employee equity share plans.

(4)	During the second quarter of fiscal 2008, Accenture Equity Finance B.V., an indirect subsidiary of Accenture SCA, purchased 5,898,398 Accenture Ltd Class A common shares at a per share price of $33.29.

(5)	During the second quarter of fiscal 2008, Accenture redeemed 4,778,856 Accenture Ltd Class X common shares pursuant to its Bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     (a) None.
     (b) None.

ITEM 6. EXHIBITS
     Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of December 14, 2007 (incorporated by reference to Exhibit 3.2 to the November 30, 2007 Accenture Ltd 10-Q)

3.2	Form of Bye-laws of Accenture Ltd, effective as of February 7, 2008 (incorporated by reference to Exhibit 3.1 to the February 29, 2008 Accenture Ltd 10-Q)

10.1	Form of Restricted Share Unit Agreement for director grants pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the February 29, 2008 Accenture Ltd 10-Q)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 28, 2008

ACCENTURE SCA represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory

By:	/s/ Pamela J. Craig

Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture Ltd,
general partner of Accenture SCA