Form 10-Q
period 2008-11-30
ACCENTURE SCA
filed 2008-12-19
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of December 15, 2008 was 134,199,648.

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
November 30, 2008 and August 31, 2008
(In thousands of U.S. dollars, except share and per share amounts)

	November 30,	August 31,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,782,961	$3,602,760
Short-term investments	13,117	20,282
Receivables from clients, net	2,754,895	2,996,815
Unbilled services, net	1,389,612	1,518,580
Deferred income taxes, net	426,849	425,859
Other current assets	463,178	594,832

Total current assets	7,830,612	9,159,128

NON-CURRENT ASSETS:
Unbilled services, net	33,861	43,627
Investments	12,428	19,034
Property and equipment, net of accumulated depreciation of $1,544,214 and $1,625,685, respectively	734,597	800,164
Goodwill	786,847	839,957
Deferred contract costs	519,673	539,856
Deferred income taxes, net	645,629	613,943
Other non-current assets	368,408	382,816

Total non-current assets	3,101,443	3,239,397

TOTAL ASSETS	$10,932,055	$12,398,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1,249	$6,570
Accounts payable	904,095	1,017,227
Deferred revenues	1,529,917	1,810,661
Accrued payroll and related benefits	2,499,995	2,809,196
Accrued consumption taxes	275,382	343,658
Income taxes payable	216,055	249,986
Deferred income taxes, net	48,529	57,258
Other accrued liabilities	549,021	553,322

Total current liabilities	6,024,243	6,847,878

NON-CURRENT LIABILITIES:
Long-term debt	1,198	1,708
Deferred revenues relating to contract costs	524,195	555,935
Retirement obligation	468,381	483,857
Deferred income taxes, net	31,074	32,258
Income taxes payable	1,081,094	1,086,244
Other non-current liabilities	196,450	197,970

Total non-current liabilities	2,302,392	2,357,972

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	83,134	80,427
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 134,199,648 and 140,381,970 shares issued and outstanding as of November 30, 2008 and August 31, 2008, respectively	150,390	157,290
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 494,880,698 and 486,667,264 shares issued as of November 30, 2008 and August 31, 2008, respectively	567,893	554,989
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 865,344,347 and 848,989,204 shares issued as of November 30, 2008 and August 31, 2008, respectively	985,878	962,995
Restricted share units (related to Accenture Ltd Class A common shares)	813,509	819,577
Additional paid-in capital	4,369,129	4,054,434
Treasury shares, at cost: Class II common, 23,922,390 and 15,708,956 shares at November 30, 2008 and August 31, 2008, respectively; Class III common, 289,386,239 and 267,645,545 shares at November 30, 2008 and August 31, 2008, respectively	(8,806,974)	(8,058,110)
Investment in Accenture Ltd shares, at cost, 16,183,589 and 15,503,200 shares at November 30, 2008 and August 31, 2008, respectively	(550,999)	(524,984)
Retained earnings	5,316,066	5,139,929
Accumulated other comprehensive income	(322,606)	6,128

Total shareholders’ equity	2,522,286	3,112,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,932,055	$12,398,525

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2008 and 2007
(In thousands of U.S. dollars, except share and per share amounts)
(Unaudited)

	2008	2007
REVENUES:
Revenues before reimbursements (“Net revenues”)	$6,019,497	$5,673,913
Reimbursements	451,111	428,044

Revenues	6,470,608	6,101,957
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,131,689	3,968,836
Reimbursable expenses	451,111	428,044

Cost of services	4,582,800	4,396,880
Sales and marketing	563,192	520,398
General and administrative costs	506,739	449,957
Reorganization costs, net	3,105	8,323

Total operating expenses	5,655,836	5,375,558

OPERATING INCOME	814,772	726,399
Gain on investments, net	1,360	5,471
Interest income	22,196	37,780
Interest expense	(3,400)	(5,398)
Other (expense) income, net	(26,407)	9,237

INCOME BEFORE INCOME TAXES	808,521	773,489
Provision for income taxes	215,288	267,931

INCOME BEFORE MINORITY INTEREST	593,233	505,558
Minority interest in Accenture Canada Holdings Inc.	(1,916)	(1,909)
Minority interest — other	(5,234)	(4,460)

NET INCOME	$586,083	$499,189

Cash dividends per share	$0.50	$0.42
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Three Months Ended November 30, 2008
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Restricted
							Share Units
							(related to
	Class I		Class II		Class III		Accenture Ltd
	Common		Common		Common		Class A							Accumulated Other
	Shares		Shares		Shares		common	Additional	Treasury Shares		Investment in Accenture Ltd		Retained	Comprehensive
	$	No. Shares	$	No. Shares	$	No. Shares	shares)	Paid-in Capital	$	No. Shares	$	No. Shares	Earnings	Income (Loss)	Total
Balance as of August 31, 2008	$157,290	140,382	$554,989	486,667	$962,995	848,989	$819,577	$4,054,434	$(8,058,110)	(283,355)	$(524,984)	(15,503)	$5,139,929	$6,128	$3,112,248
Adoption of FASB Statement 158													(5,302)	(286)	(5,588)
Comprehensive income:
Net income													586,083		586,083
Other comprehensive income:
Net unrealized losses on cash flow hedges, net of tax and reclassification adjustments														(35,724)	(35,724)
Net unrealized losses on marketable securities, net of reclassification adjustments														(657)	(657)
Foreign currency translation adjustments, net of tax														(291,782)	(291,782)
Amortization of losses related to pension and other postretirement benefits, net of tax														(285)	(285)

Other comprehensive loss														(328,448)

Comprehensive income															257,635
Income tax benefit on share-based compensation plans								3,659							3,659
Issuances and redemptions of Class II and Class III common shares			12,904	8,214	15,983	10,173		286,316	(315,203)	(18,386)			(307,701)		(307,701)
Purchases of Accenture Ltd Class A common shares								(32,149)			(26,015)	(681)			(58,164)
Share-based compensation expense							79,767	7,356							87,123
Purchases/redemptions of Accenture SCA Class I common shares	(6,900)	(6,182)			6,900	6,182			(197,625)	(6,182)					(197,625)
Purchases/redemptions of Accenture SCA Class III common shares and Accenture Canada Holdings Inc. exchangeable shares								(2,818)	(431,345)	(14,012)					(434,163)
Issuances of Accenture SCA Class III common shares related to employee share programs							(112,033)	48,321	195,309	8,626					131,597
Dividends							26,198						(96,943)		(70,745)
Minority interest								4,010							4,010

Balance as of November 30, 2008	$150,390	134,200	$567,893	494,881	$985,878	865,344	$813,509	$4,369,129	$(8,806,974)	(313,309)	$(550,999)	(16,184)	$5,316,066	$(322,606)	$2,522,286

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2008 and 2007
(In thousands of U.S. dollars)
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$586,083	$499,189
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and asset impairments	119,563	125,168
Reorganization costs, net	3,105	8,323
Share-based compensation expense	87,123	72,017
Deferred income taxes, net	(21,112)	(32,697)
Minority interest	7,150	6,369
Other, net	3,345	(14,108)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(9,418)	(218,487)
Unbilled services, current and non-current	(101,760)	(83,771)
Other current and non-current assets	25,245	(68,490)
Accounts payable	(101,040)	(25,777)
Deferred revenues, current and non-current	(38,925)	(225,046)
Accrued payroll and related benefits	(73,550)	(1,752)
Income taxes payable, current and non-current	(14,455)	41,979
Other current and non-current liabilities	(3,222)	(114,388)

Net cash provided by (used in) operating activities	468,132	(31,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	10,656	119,989
Purchases of available-for-sale investments	(196)	(19,132)
Proceeds from sales of property and equipment	750	1,139
Purchases of property and equipment	(71,876)	(88,780)
Purchases of businesses and investments, net of cash acquired	(1,307)	(52,375)
Proceeds from sale of business, net of cash transferred	2,200	1,756

Net cash used in investing activities	(59,773)	(37,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	131,597	149,038
Purchases of common shares	(997,653)	(871,406)
Proceeds from long-term debt	27	112
Repayments of long-term debt	(575)	(21,142)
Proceeds from short-term borrowings	49,152	33,583
Repayments of short-term borrowings	(53,921)	(30,748)
Cash dividends paid	(70,745)	(81,453)
Excess tax benefits from share-based payment arrangements	17,350	34,405
Other, net	(3,152)	(3,735)

Net cash used in financing activities	(927,920)	(791,346)
Effect of exchange rate changes on cash and cash equivalents	(300,238)	18,197

NET DECREASE IN CASH AND CASH EQUIVALENTS	(819,799)	(842,023)
CASH AND CASH EQUIVALENTS, beginning of period	3,602,760	3,314,396

CASH AND CASH EQUIVALENTS, end of period	$2,782,961	$2,472,373

The accompanying Notes are an integral part of these Consolidated Financial Statements.

1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 20, 2008. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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
     Allowances for Client Receivables and Unbilled Services
     As of November 30, 2008 and August 31, 2008, total allowances for client receivables and unbilled services were $112,714 and $42,912, respectively. The increase was primarily due to a $71,893 bad debt provision, reflecting collectibility risks on outstanding receivables, in light of the current economic downturn, particularly from clients in high risk industries or with potential liquidity issues.
     Recently Adopted Accounting Pronouncements
     On September 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), the Company elected to defer the adoption of the provisions of SFAS 157 for its non-financial assets and non-financial liabilities. Such assets and liabilities, which include the Company’s Deferred contract costs, Property and equipment, net and Goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS 157 for its non-financial assets may have on its Consolidated Financial Statements. For additional information, see Note 9 (Fair Value Measurements) to these Consolidated Financial Statements.
     Effective September 1, 2008, the Company adopted the year-end measurement date provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R),” using an approach generally known as the “one measurement approach.” The adoption of the provision had the following impact on the Company’s Consolidated Balance Sheet: decreased Retained earnings by $5,302, decreased Accumulated other comprehensive income (loss) by $286, decreased Other non-current assets by $2,736 and increased Retirement obligation by $2,852.
2. INCOME TAXES
     Effective Tax Rate
     The Company’s effective tax rates for the three months ended November 30, 2008 and 2007 were 26.6% and 34.6%, respectively.  The effective tax rate for the three months ended November 30, 2008 is lower than the effective tax rate for the three months ended November 30, 2007, primarily as a result of benefits related to tax rate reductions taking effect in fiscal 2009 and final determinations of prior year tax liabilities recorded during the first quarter of fiscal 2009.

3. REORGANIZATION COSTS (BENEFITS)
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

	Three Months Ended
	November 30,
	2008	2007
Reorganization liability, beginning of period	$308,694	$401,228
Final determinations (1)	—	(30,242)
Changes in estimates	—	30,242

Benefit recorded	—	—
Interest expense accrued	3,105	8,323
Payments	—	(143,184)
Foreign currency translation adjustments	(36,645)	27,853

Reorganization liability, end of period	$275,154	$294,220

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of November 30, 2008, reorganization liabilities of $265,745 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,409 were included in Other non-current liabilities. Timing of the resolution of current tax audits, or the initiation of additional audits, litigation and/or criminal tax proceedings, may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in a payment of a final settlement or judgment, and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments could exceed the reorganization liability currently recorded.
4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
     The components of Accumulated other comprehensive (loss) income are as follows:

	November 30,	August 31,
	2008	2008
Net unrealized (losses) gains on cash flow hedges, net of tax of $(18,813) and $4,959, respectively	$(24,343)	$11,381
Net unrealized losses on marketable securities	(1,346)	(689)
Foreign currency translation adjustments, net of tax of $3,302 and $1,883, respectively	(256,922)	34,860
Pension and postretirement plans, net of tax of $(27,244) and $(25,324), respectively	(39,995)	(39,424)

Accumulated other comprehensive (loss) income	$(322,606)	$6,128

     The activity related to the change in net unrealized (losses) gains on cash flow hedges, net of tax, is as follows:

November 30,
2008
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$11,381
Changes in fair value, net of tax of $(27,297)	(40,816)
Reclassification adjustments into earnings, net of tax of $3,525	5,092

Net unrealized losses on cash flow hedges, net of tax, end of period	$(24,343)

     Comprehensive income was as follows:

	November 30,
	2008	2007
Three months ended	$257,635	$523,660
5. BUSINESS COMBINATIONS AND GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment are as follows:

			Foreign
			Currency
	August 31,	Additions/	Translation	November 30,
	2008	Adjustments	Adjustments	2008
Communications & High Tech	$163,386	$(228)	$(14,657)	$148,501
Financial Services	143,380	118	(7,593)	135,905
Products	329,332	(163)	(17,088)	312,081
Public Service	134,895	67	(4,276)	130,686
Resources	68,964	644	(9,934)	59,674

Total	$839,957	$438	$(53,548)	$786,847

6. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees. The components of net periodic pension and postretirement benefits expense are as follows:

	Pension Benefits
	Three Months Ended November 30,
	2008		2007
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4,570	$11,257	$8,325	$12,208
Interest cost	15,594	8,587	14,988	8,221
Expected return on plan assets	(15,760)	(8,070)	(17,638)	(8,928)
Amortization of loss (gain)	394	(305)	480	(352)
Amortization of prior service cost (benefits)	53	(142)	70	111
Curtailment gain	—	—	(13,898)	—

Total	$4,851	$11,327	$(7,673)	$11,260

	Postretirement Benefits
	Three Months Ended November 30,
	2008		2007
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,892	$238	$1,744	$360
Interest cost	1,869	433	1,653	458
Expected return on plan assets	(371)	—	(409)	—
Amortization of transitional obligation	20	—	20	—
Amortization of (gain) loss	—	(11)	—	19
Amortization of prior service benefits	(200)	(191)	(201)	(209)

Total	$3,210	$469	$2,807	$628

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
     The Company’s share purchase activity during the three months ended November 30, 2008 was as follows:

			Accenture SCA Class I, II and III
	Accenture Ltd Class A		Common Shares and Accenture Canada
	Common Shares		Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Accenture SCA Class I common shares	—	$—	6,182,322	$197,625	6,182,322	$197,625
Accenture Canada Holdings Inc. exchangeable shares	—	—	87,654	2,818	87,654	2,818
Other purchases (1)	1,536,861	58,164	—	—	1,536,861	58,164
Inter-company redemptions of SCA
Class II common shares and SCA
Class III common shares (2)	—	—	32,398,455	746,547	32,398,455	746,547

Total	1,536,861	$58,164	38,668,431	$946,990	40,205,292	$1,005,154

(1)	During the three months ended November 30, 2008, as authorized under Accenture’s various employee equity share plans, Accenture and the Company acquired Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(2)	On November 17, 2008, the Company redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture for total consideration of $315,203, which included a cash outlay of approximately $307,701. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. In the three months ended November 30, 2008, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, the Company redeemed 14,012,200 Accenture SCA Class III common shares held by Accenture for total consideration of approximately $431,345.
     As of November 30, 2008, Accenture’s and the Company’s aggregate available authorization was $1,871,171 for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.

Dividend
     On November 17, 2008, a cash dividend of $0.50 per share was paid on Accenture Ltd’s Class A common shares to shareholders of record at the close of business on October 10, 2008, resulting in a cash outlay of $307,701. On November 17, 2008, a cash dividend of $0.50 per share was also paid on Accenture SCA Class I common shares and on Accenture Canada Holdings Inc. exchangeable shares, in each case to shareholders of record at the close of business on October 7, 2008, resulting in cash outlays of $69,480 and $1,265, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Class III Common Shares
     Accenture SCA Class III common shares, including the lettered sub-series of this class, have a par value of 1.25 euros per share. Information related to all Class III common shares is as follows:

		November 30, 2008		August 31, 2008
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount
Class III	9,782,549,738	647,894,085	$740,564	631,538,942	$717,681
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	865,344,347	$985,878	848,989,204	$962,995

8. DERIVATIVE FINANCIAL INSTRUMENTS
     In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The Company has limited its credit risk by using standard counterparty master agreements containing netting and set-off provisions and by entering into derivative transactions only with highly-rated major financial institutions. The Company does not enter into derivative transactions for trading purposes.
     All derivative instruments are recognized at estimated fair value and are reported in Other current assets, Other non-current assets, Other accrued liabilities and Other non-current liabilities in the Consolidated Balance Sheet. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement.

     The notional and fair values of all derivative instruments were as follows:

	November 30,		August 31,
	2008		2008
	Notional	Fair	Notional	Fair
	Value	Value	Value	Value
Foreign currency forward contracts:
To sell	$140,014	$(1,584)	$211,230	$(163)
To buy	1,825,259	(26,823)	1,632,742	15,604
Cash Flow Hedges
     Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward exchange contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As of November 30, 2008, the Company held no derivatives that were designated as fair value or net investment hedges.
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
     For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recorded in Accumulated other comprehensive (loss) income as a separate component of Shareholders’ Equity. Upon maturity, the effective portion of the cash flow hedge is reclassified into Cost of services in the Consolidated Income Statement in the period during which the hedged transaction is recognized. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for the three months ended November 30, 2008 was not material. As of November 30, 2008, amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive (loss) income totaled $(24,343), net of taxes, of which $(15,572) is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges.
Other Derivatives
     The Company also uses foreign currency forward exchange contracts, which have not been designated as hedges under SFAS 133, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year and are subject to fluctuations in foreign exchange rates. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement.
9. FAIR VALUE MEASUREMENTS
     SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the Company’s own credit risk.
     SFAS 157 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:
•	Level 1 – Quoted prices for identical instruments in active markets;

•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
Short-term Investments and Investments
     The Company’s Short-term investments and Investments consist primarily of corporate notes. Fair values for corporate notes are based on prices obtained from independent third-party pricing services and are classified as Level 2. The third-party pricing services’ fair values are model-derived valuations in which all significant inputs are observable in active markets. Inputs include recent sales, risk-free yield curves and prices of similarly rated bonds.
Derivative Financial Instruments
     The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward exchange contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2. All of the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2008 are as follows:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$13,117	$—	$13,117
Investments	—	12,428	—	12,428
Derivative financial instruments	—	31,761	—	31,761

Total	$—	$57,306	$—	$57,306

Liabilities
Derivative financial instruments	$—	$60,168	$—	$60,168
10. COMMITMENTS AND CONTINGENCIES
Commitments and Guarantees
     The Company has the right to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. The Company may also be required to purchase substantially all of the remaining outstanding shares of Avanade at fair value if certain events occur.
     Holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, require Avanade to redeem shares of its stock at fair value. Had the Company reflected the fair value of Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock (the “Values”) as of November 30, 2008, and August 31, 2008, the Company’s Minority interest would have been $201,012 and $223,234, respectively. On September 1, 2009, upon adoption of SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, the Company will be required to report any noncontrolling interests (previously referred to as minority interests) as a separate component of Consolidated Shareholders’ Equity and record the Values within noncontrolling interests.
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the

Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2008, management was not aware of any obligations arising under such indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. As of November 30, 2008, the Company estimates that it had assumed an aggregate potential liability of approximately $1,200,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $15,000 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. The Company has assessed the current status of performance/payment risk related with certain contractual obligations and believes that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole. To date, the Company has not been required to make any significant payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of November 30, 2008, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.
11. SEGMENT REPORTING
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2008		2007
	Net	Operating	Net	Operating
	Revenues	Income	Revenues	Income
Communications & High Tech	$1,363,818	$179,156	$1,311,732	$128,032
Financial Services	1,238,078	157,239	1,243,970	179,524
Products	1,567,392	225,064	1,472,856	219,125
Public Service	760,904	91,051	708,962	68,378
Resources	1,079,228	162,262	930,962	131,340
Other	10,077	—	5,431	—

Total	$6,019,497	$814,772	$5,673,913	$726,399

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2008, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2008.
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
Disclosure Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:
•	Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	We could be subject to liabilities if our subcontractors or the third parties with whom we partner cannot deliver their project contributions on time or at all.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us on short notice.

•	Outsourcing services are a significant part of our business and subject us to operational and financial risk.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	Our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain favorable utilization rates.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

•	Many of our contracts utilize performance pricing that links some of our fees to the attainment of various performance or business targets. This could increase the variability of our revenues and margins.

•	Our alliance relationships may not be successful.

•	Our global operations are subject to complex risks, some of which might be beyond our control.

•	Our profitability could suffer if we are not able to control our costs.

•	If we are unable to attract, retain and motivate employees or efficiently utilize their skills, we might not be able to compete effectively and will not be able to grow our business.

•	If we are unable to collect our receivables or unbilled services, our results of operations and cash flows could be adversely affected.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	We have only a limited ability to protect our intellectual property rights, which are important to our success.

•	New tax legislation or interpretations could lead to an increase in our tax burden.

•	Negative publicity related to Bermuda companies such as our general partner, Accenture, could affect our relationships with our clients.

•	If we are unable to manage the organizational challenges associated with our size and expansion, we might be unable to achieve our business objectives.

•	We may not be successful at identifying, acquiring or integrating other businesses or technologies.

•	Consolidation in the industries that we serve could adversely affect our business.

•	Our ability to attract and retain business may depend on our reputation in the marketplace.

•	The share price of Accenture Ltd Class A common shares and, consequently, the market value of Accenutre SCA Class I common shares, could be adversely affected from time to time by sales, or the anticipation of future sales, of Class A common shares held by our employees and former employees or received upon the redemption of Accenture SCA Class I common shares.

•	The share price of Accenture Ltd Class A common shares has fluctuated in the past and could continue to fluctuate, including in response to variability in revenues, operating results and profitability, and as a result Accenture’s share price could be difficult to predict.

•	The share price of Accenture Ltd Class A common shares could be adversely affected if we are unable to maintain effective internal controls.

•	Accenture SCA is registered in Luxembourg and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States.

•	Luxembourg law differs from the laws in effect in the United States and might afford less protection to shareholders.

•	We might be unable to access additional capital on favorable terms or at all. If we raise equity capital, it may dilute our shareholders’ ownership interest in us.

     For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008 and Item 1A, “Risk Factors” in this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements.
Overview
     Our results of operations are driven by levels of business activity and the needs for change in the industries we serve. The ability to identify and capitalize on these client needs early in their cycles is a key driver of our performance. Significantly, our results of operations are also affected by economic conditions generally, including macroeconomic conditions. We are monitoring current macroeconomic and credit market conditions and levels of business confidence and their potential effect on our clients and on us. The current economic downturn, especially if severe, widespread or prolonged, could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies where we operate. This impacts the types of services our clients are demanding, for example, with a greater emphasis on cost performance, and may reduce demand for our services or depress pricing of those services. This in turn could have a material adverse effect on our new contract bookings and results of operations. Particularly in light of current economic uncertainty, we continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.
     Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value relevant to our clients’ current needs and challenges. Our ability to add value to clients and therefore drive revenues depends in part on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
     Revenues before reimbursements (“net revenues”) for the three months ended November 30, 2008 were $6.02 billion, compared with $5.67 billion for the three months ended November 30, 2007, an increase of 6% in U.S. dollars and 9% in local currency.
     Consulting net revenues for the three months ended November 30, 2008 were $3.66 billion, compared with $3.46 billion for the three months ended November 30, 2007, an increase of 6% in U.S. dollars and 9% in local currency.
     Outsourcing net revenues for the three months ended November 30, 2008 were $2.36 billion, compared with $2.22 billion for the three months ended November 30, 2007, an increase of 7% in U.S. dollars and 9% in local currency. Outsourcing contracts typically have longer terms than consulting contracts and generally have lower gross margins than consulting contracts, particularly in the first year. Long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. Long-term, complex outsourcing contracts, including their consulting components, require ongoing review of their terms and scope of work, in light of our clients’ evolving business needs and our performance expectations. Should the size or number of modifications to these arrangements increase, as our business continues to grow and these contracts evolve, we may experience increased variability in expected cash flows, revenues and profitability.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues. However, beginning in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies. This continued during the first quarter of fiscal 2009 and resulted in an unfavorable currency translation and reported growth in U.S. dollar revenues which was approximately 3% lower than our growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2009, we estimate the foreign-exchange impact on our fiscal 2009 revenue growth will be in the range of negative 8% to 10% lower growth in U.S. dollars compared to our growth in local currency. In the future, if the U.S. dollar weakens against other currencies, our revenue growth in U.S. dollars may be higher than our growth in local currency.
     The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the first quarter of fiscal 2009 was approximately 83%, down slightly from 84% for the fourth quarter of fiscal 2008 and in the range we expect. Utilization for the first quarter of fiscal 2008 was also approximately 83%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also include reorganization costs and benefits, which may vary substantially from year to year.
     Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the three months ended November 30, 2008 was 31.4%, compared with 30.1% for the three months ended November 30, 2007. The increase was driven by improved contract profitability, particularly in outsourcing, including absorption of annual compensation increases that were effective September 1, 2008.
     Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. We aggressively plan and manage our payroll costs, taking actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Our headcount increased to more than 187,000 as of November 30, 2008, compared with more than 186,000 as of August 31, 2008. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2009 was 13%, compared to 17% in the first quarter of fiscal 2008. We monitor our current and projected future demands and recruit new employees as needed to balance our mix of skills and resources to meet that demand, to replace departing employees, and to expand our global sourcing approach, which includes our Global Delivery Network and other capabilities around the world. We also use involuntary terminations as a means to keep our supply of skills and resources in balance with client demand. Compensation increases for fiscal 2009 were effective September 1, 2008 for the majority of our personnel. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins could be adversely affected if we are unable to manage headcount, attrition and severance costs, recover increases in compensation and effectively assimilate and utilize large numbers of new employees.
     Sales and marketing and general and administrative costs as a percentage of net revenues were 17.8% for the three months ended November 30, 2008, compared with 17.1% for the three months ended November 30, 2007. The increase as a percentage of net revenues was primarily due to an increase in the bad debt provision of $72 million, or 1.2% of net revenues, reflecting our best estimate of collectibility risks on outstanding receivables, in light of the current economic downturn, particularly from clients in high risk industries or with potential liquidity issues. This increase was partially offset by our management of these costs at a growth rate lower than that of our net revenues.
     Operating income for the three months ended November 30, 2008 and 2007 was $815 million and $726 million, respectively. Operating margin (Operating income as a percentage of net revenues) for the three months ended November 30, 2008 and 2007 was 13.5% and 12.8%, respectively.
     Our Operating income is also affected by currency exchange-rate fluctuations on revenues and costs. Due to the significant strengthening of the U.S. dollar against many other currencies, this impact was unfavorable during the three months ended November 30, 2008. Most of our costs are incurred in the same currency as the related revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, by using currency protection provisions in our customer contracts and our hedging programs. We estimate that the aggregate percentage impact of foreign exchange rates on our operating expenses is similar to that disclosed for revenues. For more information on our hedging programs, see Note  8 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Bookings and Backlog
     New contract bookings for the three months ended November 30, 2008 were $5.80 billion, with consulting bookings of $3.56 billion and outsourcing bookings of $2.24 billion.
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
Critical Accounting Policies and Estimates
     For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended August 31, 2008.
Revenues by Segment/Operating Group
     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Products, Public Service and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration services, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

Results of Operations for the Three Months Ended November 30, 2008 Compared to the Three Months Ended November 30, 2007
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent	Percent of Total Net Revenues for
	Three Months Ended		Percent	Increase	the Three Months Ended
	November 30,		Increase	Local	November 30,
	2008	2007	US$	Currency	2008	2007
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,364	$1,312	4%	6%	23%	23%
Financial Services	1,238	1,244	—	2	20	22
Products	1,567	1,473	6	9	26	26
Public Service	761	709	7	11	13	13
Resources	1,079	931	16	20	18	16
Other	10	5	n/m	n/m	—	—

TOTAL NET REVENUES	6,019	5,674	6%	9%	100%	100%

Reimbursements	451	428	5

TOTAL REVENUES (1)	$6,471	$6,102	6%

GEOGRAPHIC REGIONS
Americas	$2,576	$2,325	11%	12%	43%	41%
EMEA (2)	2,873	2,883	—	4	48	51
Asia Pacific	570	465	22	25	9	8

TOTAL NET REVENUES (1)	$6,019	$5,674	6%	9%	100%	100%

TYPE OF WORK
Consulting	$3,657	$3,459	6%	9%	61%	61%
Outsourcing	2,362	2,215	7	9	39	39

TOTAL NET REVENUES	$6,019	$5,674	6%	9%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, the Middle East and Africa.
     Net Revenues
     The following net revenues by operating group commentary discusses local currency net revenues changes for the three months ended November 30, 2008, compared to the three months November 30, 2007:
•	Communications & High Tech net revenues increased 6% in local currency. Consulting growth in our Electronics & High Tech industry group in the Americas region and in our Media & Entertainment industry group in the Asia Pacific region was partially offset by a decline in our Communications industry group in the EMEA and Americas regions. Outsourcing growth was led by our Electronics & High Tech industry group in the EMEA and Asia Pacific regions.

•	Financial Services net revenues increased 2% in local currency. We experienced solid outsourcing growth in our Insurance industry group in the Americas and Asia Pacific regions and in our Banking industry group across all geographic regions. Beginning in the fourth quarter of fiscal 2008 and continuing during the three months ended November 30, 2008, we experienced a modest year-over-year decline in our Financial Services consulting business. Consulting growth in our Banking industry group in the Americas and Asia Pacific regions and in our Capital Markets industry group in the EMEA region was more than offset by a consulting decline in our Banking industry group in the EMEA region and in our Insurance industry group in the Americas region.

•	Products net revenues increased 9% in local currency. Consulting growth was led by our Health & Life Sciences and Consumer Goods & Services industry groups across all geographic regions. Outsourcing growth was led by our Health & Life Sciences and Travel & Transportation Services industry groups in the Americas and EMEA regions.

•	Public Service net revenues increased 11% in local currency, primarily driven by consulting growth across all geographic regions, led by strong growth in the Americas region.

•	Resources net revenues increased 20% in local currency, primarily driven by strong consulting growth across all geographic regions, led by our Natural Resources, Utilities and Energy industry groups, and by solid outsourcing growth in the Americas region in our Utilities, Chemicals and Natural Resources industry groups.
     In the Americas region, we achieved net revenues of $2,576 million for the three months ended November 30, 2008, compared with $2,325 million for the three months ended November 30, 2007, an increase of 11% in U.S. dollars and 12% in local currency. Growth was principally driven by our business in the United States and Brazil.
     In the EMEA region, we recorded net revenues of $2,873 million for the three months ended November 30, 2008, compared with $2,883 million for the three months ended November 30, 2007, flat in U.S. dollars and an increase of 4% in local currency. Growth in the Netherlands was strong. In general, growth moderated across the EMEA region, including in France, Germany, Italy and Spain and our business declined slightly in the United Kingdom.
     In the Asia Pacific region, we achieved net revenues of $570 million for the three months ended November 30, 2008, compared with $465 million for the three months ended November 30, 2007, an increase of 22% in U.S. dollars and 25% in local currency. Growth was principally driven by our business in Japan, Singapore and China.
     Operating Expenses
     Operating expenses for the three months ended November 30, 2008 were $5,656 million, an increase of $280 million, or 5%, over the three months ended November 30, 2007, and decreased as a percentage of revenues to 87.4% from 88.1% during this period. Operating expenses before reimbursable expenses for the three months ended November 30, 2008 were $5,205 million, an increase of $257 million, or 5%, over the three months ended November 30, 2007, and decreased as a percentage of net revenues to 86.5% from 87.2% during this period.
     Cost of Services
     Cost of services for the three months ended November 30, 2008 was $4,583 million, an increase of $186 million, or 4%, over the three months ended November 30, 2007, and decreased as a percentage of revenues to 70.8% from 72.1% during this period. Cost of services before reimbursable expenses for the three months ended November 30, 2008 was $4,132 million, an increase of $163 million, or 4%, over the three months ended November 30, 2007, and decreased as a percentage of net revenues to 68.6% from 69.9% during this period. Gross margin for the three months ended November 30, 2008 increased to 31.4% from 30.1% over this period. The increase in gross margin was driven by improved contract profitability, particularly in outsourcing, including absorption of annual compensation increases that were effective September 1, 2008.
     Sales and Marketing
     Sales and marketing expense for the three months ended November 30, 2008 was $563 million, an increase of $43 million, or 8%, over the three months ended November 30, 2007, and increased as a percentage of net revenues to 9.4% from 9.2% over this period.
     General and Administrative Costs
     General and administrative costs for the three months ended November 30, 2008 were $507 million, an increase of $57 million, or 13%, over the three months ended November 30, 2007, and increased as a percentage of net revenues to 8.4% from 7.9% over this period. The increase as a percentage of net revenues was primarily due to an increase in the bad debt provision of $72 million, or 1.2%

of net revenues, reflecting our best estimate of collectibility risks on outstanding receivables, in light of the current economic downturn. This increase was partially offset by our management of these costs at a growth rate lower than that of our net revenues.
     Operating Income and Operating Margin
     Operating income for the three months ended November 30, 2008 was $815 million, an increase of $88 million, or 12%, over the three months ended November 30, 2007, and increased as percentage of net revenues to 13.5% from 12.8% over this period. Operating income and operating margin for each of the operating groups was as follows:

	Three Months Ended November 30,
	2008		2007
	Operating	Operating	Operating	Operating	Increase
	Income (1)	Margin	Income	Margin	(Decrease) (1)
	(in millions)
Communications & High Tech	$179	13%	$128	10%	$51
Financial Services	157	13%	180	14%	(23)
Products	225	14%	219	15%	6
Public Service	91	12%	68	10%	23
Resources	162	15%	131	14%	31

Total	$815	13.5%	$726	12.8%	$88

(1)	May not total due to rounding.
     During the three months ended November 30, 2008, operating income results were affected by significant foreign currency exchange-rate fluctuations. We estimate that the aggregate percentage negative impact of foreign exchange rates on our operating income is similar to that disclosed for net revenues. In addition, each operating group recorded a portion of the $72 million bad debt provision. See “– General and Administrative Costs.” The operating group commentary below provides additional insight into operating group performance for the three months ended November 30, 2008, compared to the three months ended November 30, 2007, exclusive of these two impacts.
•	Communications & High Tech operating income increased due to improved outsourcing contract margins. In addition, the three months ended November 30, 2007 reflected the impact of delivery inefficiencies on a consulting contract.

•	Financial Services operating income decreased. Outsourcing revenue growth and improved outsourcing and consulting contract margins were more than offset by consulting revenue declines and higher selling costs associated with business-development opportunities.

•	Products operating income increased due to revenue growth and increased outsourcing contract profitability, partially offset by lower consulting profitability.

•	Public Service operating income increased due to consulting revenue growth and improved outsourcing contract margins.

•	Resources operating income increased primarily due to strong consulting revenue growth and solid outsourcing revenue growth.
     Interest Income
     Interest income for the three months ended November 30, 2008 was $22 million, a decrease of $16 million, or 41% from the three months ended November 30, 2007. The decrease was primarily due to lower interest rates.

     Other Expense, net
     Other expense, net for the three months ended November 30, 2008 was $26 million, an increase of $36 million over the three months ended November 30, 2007. The increase resulted primarily from an increase in net foreign currency exchange losses.
     Provision for Income Taxes
     The effective tax rates for the three months ended November 30, 2008 and 2007 were 26.6% and 34.6%, respectively.  The effective tax rate for the three months ended November 30, 2008 is lower than the effective tax rate for the three months ended November 30, 2007 primarily as a result of benefits related to tax rate reductions taking effect in fiscal 2009 and final determinations of prior year tax liabilities recorded in the first quarter of fiscal 2009.
     Our provision for income taxes is based on many factors and subject to volatility year to year.  We expect the fiscal 2009 annual effective tax rate to be in the range of 29% to 31%.  The effective tax rate for the three months ended November 30, 2008 is lower than the expected fiscal 2009 annual effective tax rate as a result of final determinations of prior year tax liabilities recorded in the first quarter of fiscal 2009.  The fiscal 2008 annual effective tax rate was 29.3%.  The fiscal 2008 rate included benefits from nonrecurring final determinations of prior year tax liabilities and prior year non-U.S. research and development tax credits recorded during the year.
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
     As of November 30, 2008, cash and cash equivalents of $2,783 million combined with $13 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $2,796 million, compared with $3,626 million as of August 31, 2008, a decrease of $830 million.
     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended
	November 30,
	2008	2007 (1)	Change (1)
	(in millions)
Net cash provided by (used in):
Operating activities	$468	$(31)	$500
Investing activities	(60)	(37)	(22)
Financing activities	(928)	(791)	(137)
Effect of exchange rate changes on cash and cash equivalents	(300)	18	(318)

Net decrease in cash and cash equivalents	$(820)	$(842)	$22

(1)	May not total due to rounding.

     Operating Activities. The $500 million increase in cash provided by operating activities was primarily due to higher net income and a lower increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) compared to the same period in fiscal 2008. Cash used in operating activities for the three months ended November 30, 2007 also reflected a payment of $143 million to settle tax audits related to reorganization liabilities.
     Investing Activities. The $22 million increase in cash used was primarily due to a decrease in proceeds from maturities and sales of available-for-sale investments, partially offset by a decrease in spending on business acquisitions and lower spending on property and equipment.
     Financing Activities. The $137 million increase in cash used was primarily due to an increase in net purchases of common shares and an increase in cash dividends paid. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
     Borrowing Facilities
     As of November 30, 2008, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	–
Local guaranteed and non-guaranteed lines of credit	138	–

Total	$1,688	$—

     Under the borrowing facilities described above, we had an aggregate of $143 million of letters of credit outstanding as of November 30, 2008. In addition, we had total outstanding debt of $2 million as of November 30, 2008.

     Share Purchases and Redemptions
     The Board of Directors of Accenture has authorized funding for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.
     Our share activity during the three months ended November 30, 2008 was as follows:

			Accenture SCA Class I, II and III
			Common Shares and
	Accenture Ltd Class A		Accenture Canada Holdings
	Common Shares		Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount (1)	Shares	Amount (1)
	(in millions, except share amounts)
Accenture SCA Class I common shares	—	$—	6,182,322	$198	6,182,322	$198
Accenture Canada Holdings Inc. exchangeable shares	—	—	87,654	3	87,654	$3
Other purchases (2)	1,536,861	58	—	—	1,536,861	$58
Inter-company redemptions of SCA Class II common shares and SCA Class III common shares (3)	—	—	32,398,455	747	32,398,455	$747

Total	1,536,861	$58	38,668,431	$947	40,205,292	$1,005

(1)	May not total due to rounding.

(2)	During the three months ended November 30, 2008, as authorized under Accenture’s various employee equity share plans, Accenture and we acquired Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(3)	On November 17, 2008, we redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture for total consideration of $315 million, which included a cash outlay of approximately $308 million. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. In the three months ended November 30, 2008, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, we redeemed 14,012,200 Accenture SCA Class III common shares held by Accenture for total consideration of approximately $431 million.
     As of November 30, 2008, Accenture’s and our aggregate available authorization was $1,871 million for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.
     For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2009, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
     Waiver of Certain Transfer Restrictions
     Accenture Ltd and Accenture SCA have enacted various waivers of certain transfer restrictions applicable to current and former senior executives (“covered persons”) who hold Accenture Ltd Class A common shares or Accenture SCA Class I common shares received at the time of the initial public offering of Accenture Ltd Class A common shares in July 2001 (“covered shares”). As a result, covered shares that would otherwise not have become available for transfer until July 24, 2009 have become transferable by the holders on an accelerated basis.

     The following table shows the total number of covered shares held by active employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date and further assumes that any covered persons who are active employees as of November 30, 2008 remain actively employed through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waivers
(millions of shares)
2nd Quarter Fiscal 2009	5.1
3rd Quarter Fiscal 2009	4.7
4th Quarter Fiscal 2009	4.2
     The following table shows the total number of covered shares held by former employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date and further assumes that no covered persons who are active employees as of November 30, 2008 retire or resign through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waivers
(millions of shares)
2nd Quarter Fiscal 2009	14.8
3rd Quarter Fiscal 2009	14.7
4th Quarter Fiscal 2009	14.7
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of November 30, 2008, we were not aware of any obligations under such indemnification agreements that would require material payments.
     From time to time, we enter into contracts with clients whereby we have joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, we and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. To date, we have not been required to make any significant payments under any of the contracts described in this paragraph. For further discussion of these transactions, see Note 10 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Recently Adopted Accounting Pronouncements
     On September 1, 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. Such assets and liabilities, which include our Deferred contract costs, Property and equipment, net and Goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. We are currently assessing the potential impact the adoption of SFAS 157 for non-financial assets may have on our Consolidated Financial Statements. For additional information, see Note 9 (Fair Value Measurements) to these Consolidated Financial Statements.

     Effective September 1, 2008, we adopted the year-end measurement date provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R),” using an approach generally known as the “one measurement approach.” The adoption of the provision had the following impact on our Consolidated Balance Sheet: decreased Retained earnings by $5.3 million, decreased Accumulated other comprehensive income (loss) by $0.3 million, decreased Other non-current assets by $2.7 million and increased Retirement obligation by $2.9 million.
New Accounting Pronouncements
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments and hedging activities about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. On December 1, 2008, we adopted the provisions of SFAS 161 and it did not have a material impact on our Consolidated Financial Statements.
     In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which is a revision of SFAS 141, “Business Combinations.” SFAS 141R establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will adopt the provisions of SFAS 141R for acquisitions that occur on or after September 1, 2009. The impact of SFAS 141R on our Consolidated Financial Statements will depend on the size and nature of any acquisitions on or after September 1, 2009.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). Upon adoption of SFAS 160 on September 1, 2009, we will be required to report any noncontrolling interests as a separate component of Consolidated Shareholders’ Equity.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended November 30, 2008, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer of Accenture, the general partner of SCA, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.
     Based on that evaluation, the chief executive officer and the chief financial officer of Accenture have concluded that, as of the end of the period covered by this report, Accenture SCA’s disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
     There has been no change in Accenture SCA’s internal control over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.

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
     As previously reported, on April 12, 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint alleges that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue or other benefits as a result of, or otherwise acted improperly in connection with, alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The suit alleges that these amounts and relationships were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. While the complaint does not allege damages with specificity, the amount sought by the DOJ will depend on the theories it pursues, and could be significant. The suit could lead to other related proceedings and actions by various agencies of the U.S. government, including potential suspension or debarment, or criminal, proceedings. The DOJ is currently conducting an additional investigation regarding certain of the alleged competitive conduct and relationships at issue in the suit and we are cooperating with the DOJ in that investigation. We intend to defend such matters vigorously and do not believe they will have a material impact on our results of operations or financial condition.
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

ITEM 1A. RISK FACTORS
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008. Other than as noted below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2008.
     The following updates the information contained in the risk factor entitled “Our work with government clients exposes us to additional risks inherent in the government contracting environment”:
      As of December 12, 2008, regulations governing U.S. government contractors, such as Accenture, were amended to impose new disclosure obligations and enhanced compliance program requirements. Under the new rules, U.S. government contractors are required to disclose to the appropriate federal agency when certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to a finding of breach of contract of the specific contract. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions. Any of these results could have a material adverse effect on our business or our results of operations. See also Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Disclosure Regarding Forward-Looking Statements.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the first quarter of fiscal 2009.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans	Publicly Announced
Period	Purchased (1)	per Share	or Programs	Plans or Programs (2)
Accenture SCA
September 1, 2008 — September 30, 2008
Class I common shares	634,667	$36.88	—	—
October 1, 2008 — October 31, 2008
Class I common shares	3,556,624	$32.29	—	—
November 1, 2008 — November 30, 2008
Class I common shares	1,991,031	$29.82	—	—
Total
Class I common shares	6,182,322	$31.97	—	—
Accenture Canada Holdings Inc.
September 1, 2008 — September 30, 2008
Exchangeable shares	—	—	—	—
October 1, 2008 — October 31, 2008
Exchangeable shares	71,454	$32.07	—	—
November 1, 2008 — November 30, 2008
Exchangeable shares	16,200	$32.53	—	—
Total
Exchangeable shares	87,654	$32.15	—	—

(1)	During the first quarter of fiscal 2009, we acquired a total of 6,182,322 Accenture SCA Class I common shares and 87,654 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	As of November 30, 2008, Accenture’s and our aggregate available authorization for share repurchases and redemptions was $1,871 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for repurchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On November 17, 2008, we redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture in conjunction with internal transactions related to Accenture’s dividend on Accenture Ltd Class A common shares. These redemptions were made in transactions unrelated to publicly announced share plans or programs.  In the three months ended November 30, 2008, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, we redeemed 14,012,200 Accenture SCA Class III common shares held by Accenture.

Other Transactions Related to Accenture SCA Class II and Class III common shares
     On October 31, 2008, November 18, 2008 and November 30, 2008, we, acting through our subsidiary Accenture International SARL, transferred an aggregate of 5,473,125 Accenture SCA Class III common shares to Accenture in connection with transactions related to Accenture’s issuance of Accenture Ltd Class A common shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under Accenture’s equity compensation plans. In each case, the Accenture SCA Class III common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.
     Accenture SCA Class III common shares are convertible into Accenture SCA Class II common shares by a resolution of an extraordinary meeting of our shareholders, passed in the manner provided by our Articles of Association, at a conversion ratio of 1 Accenture SCA Class III common share for 10 Accenture SCA Class II common shares.
Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides additional information relating to purchases by Accenture of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares for the first quarter of fiscal 2009. The Company’s management believes that the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture SCA Class I common shares.

				Approximate Dollar
			Total Number of Shares	Value of Shares that May
	Total		Purchased as Part of	Yet Be Purchased Under
	Number of Shares	Average Price Paid	Publicly Announced Plans	Publicly Announced Plans
Period	Purchased	per Share	or Programs (1)	or Programs (2)
				(in millions)
September 1, 2008 — September 30, 2008
Class A common shares	977,137	$40.51	—	$2,503
Class X common shares	309,624	$0.0000225	—	—
October 1, 2008 — October 31, 2008
Class A common shares	10,324,184	$31.27	9,914,600	$2,053
Class X common shares	2,688,550	$0.0000225	—	—
November 1, 2008 — November 30, 2008
Class A common shares	4,247,740	$29.92	4,097,600	$1,871
Class X common shares	1,368,275	$0.0000225	—	—
Total
Class A common shares (1)(3)	15,549,061	$31.48	14,012,200
Class X common shares (4)	4,366,449	$0.0000225	—

(1)	Since August 2001, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the first quarter of fiscal 2009, Accenture repurchased 14,012,200 Accenture Ltd Class A common shares under this program for an aggregate purchase price of $431 million. The open-market purchase program does not have an expiration date.

(2)	As of November 30, 2008, Accenture’s and our aggregate available authorization for share repurchases and redemptions was $1,871 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for repurchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(3)	During the first quarter of fiscal 2009, Accenture and we acquired 1,536,861 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under Accenture’s various employee equity share plans.

(4)	During the first quarter of fiscal 2009, Accenture redeemed 4,366,449 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On November 17, 2008, Accenture SCA held an annual general meeting of shareholders, at which the shareholders voted upon: (1) the presentation of the report on the annual accounts issued by the general partner of Accenture SCA, the report of the commissaire aux comptes of Accenture SCA and the report of the external auditor (réviseur d’entreprises) of Accenture SCA for the year ended August 31, 2008; (2) the approval of the balance sheet, profit and loss accounts and notes to the accounts of Accenture SCA as of and for the year ended August 31, 2008; (3) the allocation of the results of Accenture SCA as of and for the year ended August 31, 2008 and the declaration of a cash dividend in a per share amount of $0.50 to each holder of a Class I common share of Accenture SCA of record as of October 7, 2008 and the authorization to the general partner of Accenture SCA to determine any applicable terms in respect of the payment of the dividend; (4) the discharge of the respective duties of the general partner of Accenture SCA and the commissaire aux comptes in connection with the year ended August 31, 2008; (5) the re-appointment of KPMG S.à r.l. as the external auditor of Accenture SCA on a stand-alone basis for the year ending August 31, 2009, subject to approval by the Audit Committee of the general partner of Accenture SCA of the engagement of KPMG S.à r.l. as the external auditor of Accenture SCA; (6) the re-appointment of KPMG LLP as the independent auditor of Accenture SCA on a consolidated basis with its subsidiaries for the year ending August 31, 2009, subject to approval by the Audit Committee of the general partner of Accenture SCA of the engagement of KPMG LLP as the independent auditor of Accenture SCA; and (7) the acknowledgement of the recording by way of notarial deed of the reclassification of Class I common shares into Class III common shares of Accenture SCA in the period from October 10, 2007 up to and including October 7, 2008.

     Accenture SCA’s shareholders approved all of the items considered at the meeting. The number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter voted upon, as applicable, is set forth below.

		Against /		Broker
	For(1)	Withheld	Abstained	Non-Votes
Presentation of the report on the annual accounts issued by the general partner of Accenture SCA, the report of the commissaire aux comptes of Accenture SCA and the report of the external auditor (réviseur d’entreprises) of Accenture SCA for the year ended August 31, 2008	1,054,267,891	0	0	*
Approval of the balance sheet, profit and loss accounts and notes to the accounts of Accenture SCA as of and for the year ended August 31, 2008	1,054,267,891	0	0	*
Allocation of the results of Accenture SCA as of and for the year ended August 31, 2008 and the declaration of a cash dividend in a per share amount of $0.50 to each holder of a Class I common share of Accenture SCA of record as of October 7, 2008 and the authorization to the general partner of Accenture SCA to determine any applicable terms in respect of the payment of the dividend	1,054,267,891	0	0	*
Discharge of the respective duties of the general partner of Accenture SCA and the commissaire aux comptes in connection with the year ended August 31, 2008	1,054,267,891	0	0	*
Re-appointment of KPMG S.à r.l. as the external auditor of Accenture SCA on a stand-alone basis for the year ended August 31, 2009, subject to approval by the Audit Committee of the general partner of Accenture SCA of the engagement of KPMG S.à r.l. as the external auditor of Accenture SCA	1,054,267,891	0	0	*
Re-appointment of KPMG LLP as the independent auditor of Accenture SCA on a consolidated basis with its subsidiaries for the year ending August 31, 2009, subject to approval by the Audit Committee of the general partner of Accenture SCA of the engagement of KPMG LLP as the independent auditor of Accenture SCA	1,054,267,891	0	0	*
Acknowledgement of the recording by way of notarial deed of the reclassification of Class I common shares into Class III common shares of Accenture SCA in the period from October 10, 2007 up to and including October 7, 2008	1,054,267,891	0	0	*

*	Not applicable.

(1)	Consists of 470,958,308 Accenture SCA Class II common shares and 583,309,583 Class III common shares present and entitled to vote at the meeting.
ITEM 5. OTHER INFORMATION
     (a) None.
     (b) None.

ITEM 6. EXHIBITS
     Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 17, 2008 (incorporated by reference to Exhibit 10.1 to the November 30, 2008 Accenture Ltd 10-Q)

3.2	Form of Bye-laws of Accenture Ltd, effective as of February 7, 2008 (incorporated by reference to Exhibit 3.1 to the February 29, 2008 Accenture Ltd 10-Q)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 19, 2008

ACCENTURE SCA represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory
By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture Ltd, general partner of Accenture SCA