Form 10-Q
period 2009-02-28
ACCENTURE SCA
filed 2009-03-27
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of March 20, 2009 was 122,903,041.

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
February 28, 2009 and August 31, 2008
(In thousands of U.S. dollars, except share and per share amounts)

	February 28,	August 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,978,000	$3,602,760
Short-term investments	13,450	20,282
Receivables from clients, net	2,386,780	2,996,815
Unbilled services, net	1,239,278	1,518,580
Deferred income taxes, net	433,888	425,859
Other current assets	475,552	594,832

Total current assets	7,526,948	9,159,128

NON-CURRENT ASSETS:
Unbilled services, net	28,584	43,627
Investments	11,846	19,034
Property and equipment, net of accumulated depreciation of $1,574,602 and $1,625,685, respectively	708,643	800,164
Goodwill	771,899	839,957
Deferred contract costs	505,194	539,856
Deferred income taxes, net	648,506	613,943
Other non-current assets	355,739	382,816

Total non-current assets	3,030,411	3,239,397

TOTAL ASSETS	$10,557,359	$12,398,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1,021	$6,570
Accounts payable	716,466	1,017,227
Deferred revenues	1,550,207	1,810,661
Accrued payroll and related benefits	2,088,672	2,809,196
Accrued consumption taxes	233,179	343,658
Income taxes payable	295,564	249,986
Deferred income taxes, net	46,619	57,258
Other accrued liabilities	528,890	553,322

Total current liabilities	5,460,618	6,847,878

NON-CURRENT LIABILITIES:
Long-term debt	529	1,708
Deferred revenues relating to contract costs	523,000	555,935
Retirement obligation	466,535	483,857
Deferred income taxes, net	34,074	32,258
Income taxes payable	993,465	1,086,244
Other non-current liabilities	172,078	197,970

Total non-current liabilities	2,189,681	2,357,972

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	51,103	80,427
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 122,903,041 and 140,381,970 shares issued and outstanding as of February 28, 2009 and August 31, 2008, respectively	137,746	157,290
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 494,880,698 and 486,667,264 shares issued as of February 28, 2009 and August 31, 2008, respectively	567,893	554,989
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 876,640,954 and 848,989,204 shares issued as of February 28, 2009 and August 31, 2008, respectively	998,522	962,995
Restricted share units (related to Accenture Ltd Class A common shares)	868,624	819,577
Additional paid-in capital	4,426,868	4,054,434
Treasury shares, at cost: Class II common, 23,922,390 and 15,708,956 shares at February 28, 2009 and August 31, 2008, respectively; Class III common, 294,486,028 and 267,645,545 shares at February 28, 2009 and August 31, 2008, respectively	(9,020,753)	(8,058,110)
Investment in Accenture Ltd shares, at cost, 16,470,661 and 15,503,200 shares at February 28, 2009 and August 31, 2008, respectively	(560,117)	(524,984)
Retained earnings	5,814,181	5,139,929
Accumulated other comprehensive (loss) income	(377,007)	6,128

Total shareholders’ equity	2,855,957	3,112,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,557,359	$12,398,525

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2009 and February 29, 2008
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
REVENUES:
Revenues before reimbursements (“Net revenues”)	$5,266,324	$5,611,314	$11,285,821	$11,285,227
Reimbursements	391,239	446,309	842,350	874,353

Revenues	5,657,563	6,057,623	12,128,171	12,159,580
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,643,999	3,958,264	7,775,688	7,927,100
Reimbursable expenses	391,239	446,309	842,350	874,353

Cost of services	4,035,238	4,404,573	8,618,038	8,801,453
Sales and marketing	519,226	539,303	1,082,418	1,059,701
General and administrative costs	438,641	469,879	945,380	919,836
Reorganization (benefits) costs, net	(13,009)	5,811	(9,904)	14,134

Total operating expenses	4,980,096	5,419,566	10,635,932	10,795,124

OPERATING INCOME	677,467	638,057	1,492,239	1,364,456
(Loss) gain on investments, net	(119)	803	1,241	6,274
Interest income	11,155	24,110	33,351	61,890
Interest expense	(3,214)	(7,684)	(6,614)	(13,082)
Other income (expense), net	13,673	(5,708)	(12,734)	3,529

INCOME BEFORE INCOME TAXES	698,962	649,578	1,507,483	1,423,067
Provision for income taxes	196,554	115,782	411,842	383,713

INCOME BEFORE MINORITY INTEREST	502,408	533,796	1,095,641	1,039,354
Minority interest in Accenture Canada Holdings Inc.	(1,588)	(1,981)	(3,504)	(3,890)
Minority interest — other	(3,637)	(3,389)	(8,871)	(7,849)

NET INCOME	$497,183	$528,426	$1,083,266	$1,027,615

Cash dividends per share	$—	$—	$0.50	$0.42
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Six Months Ended February 28, 2009
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Restricted
							Share Units
							(related to
	Class I		Class II		Class III		Accenture Ltd
	Common		Common		Common		Class A							Accumulated Other
	Shares		Shares		Shares		Common	Additional	Treasury Shares		Investment in Accenture Ltd		Retained	Comprehensive
	$	No. Shares	$	No. Shares	$	No. Shares	Shares)	Paid-in Capital	$	No. Shares	$	No. Shares	Earnings	Income (Loss)	Total
Balance as of August 31, 2008	$157,290	140,382	$554,989	486,667	$962,995	848,989	$819,577	$4,054,434	$(8,058,110)	(283,355)	$(524,984)	(15,503)	$5,139,929	$6,128	$3,112,248
Adoption of FASB Statement 158													(5,302)	(286)	(5,588)
Comprehensive income:
Net income													1,083,266		1,083,266
Other comprehensive income:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments														(29,091)	(29,091)
Unrealized losses on marketable securities, net of reclassification adjustments														(238)	(238)
Foreign currency translation adjustments, net of tax														(353,000)	(353,000)
Amortization of losses related to pension and other postretirement benefits, net of tax														(520)	(520)

Other comprehensive loss														(382,849)

Comprehensive income															700,417
Income tax benefit on share-based compensation plans								34,896							34,896
Issuances and redemptions of Class II and Class III common shares			12,904	8,214	15,983	10,173		286,315	(315,202)	(18,386)			(307,701)		(307,701)
Purchases of Accenture Ltd Class A common shares								(46,444)			(35,133)	(968)			(81,577)
Share-based compensation expense							207,530	14,570							222,100
Purchases/redemptions of Accenture SCA Class I common shares	(19,544)	(17,479)			19,544	17,479			(527,821)	(16,353)					(527,821)
Purchases/redemptions of Accenture SCA Class III common shares and Accenture Canada Holdings Inc. exchangeable shares								(6,028)	(431,345)	(14,012)					(437,373)
Issuances of Accenture SCA Class III common shares related to employee share programs							(183,749)	84,311	311,725	13,698					212,287
Dividends							25,266						(96,011)		(70,745)
Minority interest								4,814							4,814

Balance as of February 28, 2009	$137,746	122,903	$567,893	494,881	$998,522	876,641	$868,624	$4,426,868	$(9,020,753)	(318,408)	$(560,117)	(16,471)	$5,814,181	$(377,007)	$2,855,957

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2009 and February 29, 2008
(In thousands of U.S. dollars)
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,083,266	$1,027,615
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	254,632	236,213
Reorganization (benefits) costs, net	(9,904)	14,134
Share-based compensation expense	222,100	176,921
Deferred income taxes, net	(35,897)	(20,598)
Minority interest	12,375	11,739
Other, net	44,809	(34,473)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	316,616	(155,913)
Unbilled services, current and non-current	28,014	(37,964)
Other current and non-current assets	(42,033)	(132,487)
Accounts payable	(269,106)	(12,696)
Deferred revenues, current and non-current	8,979	(62,424)
Accrued payroll and related benefits	(447,733)	(190,940)
Income taxes payable, current and non-current	17,497	(22,804)
Other current and non-current liabilities	(84,846)	(103,800)

Net cash provided by operating activities	1,098,769	692,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	11,577	198,709
Purchases of available-for-sale investments	(1,118)	(19,651)
Proceeds from sales of property and equipment	1,669	7,316
Purchases of property and equipment	(124,489)	(167,318)
Purchases of businesses and investments, net of cash acquired	(2,806)	(197,618)
Proceeds from sale of business, net of cash transferred	2,163	1,756

Net cash used in investing activities	(113,004)	(176,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	212,287	202,168
Purchases of common shares	(1,354,472)	(1,420,649)
Proceeds from long-term debt	191	3,986
Repayments of long-term debt	(1,636)	(24,579)
Proceeds from short-term borrowings	49,152	69,926
Repayments of short-term borrowings	(53,927)	(66,925)
Cash dividends paid	(70,745)	(81,453)
Excess tax benefits from share-based payment arrangements	33,017	36,984
Other, net	(41,736)	(22,977)

Net cash used in financing activities	(1,227,869)	(1,303,519)
Effect of exchange rate changes on cash and cash equivalents	(382,656)	57,545

NET DECREASE IN CASH AND CASH EQUIVALENTS	(624,760)	(730,257)
CASH AND CASH EQUIVALENTS, beginning of period	3,602,760	3,314,396

CASH AND CASH EQUIVALENTS, end of period	$2,978,000	$2,584,139

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 20, 2008. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
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
     Allowances for Client Receivables and Unbilled Services
     As of February 28, 2009 and August 31, 2008, total allowances for client receivables and unbilled services were $111,305 and $42,912, respectively. The increase was principally due to a $74,884 bad debt provision, of which $71,893 was recorded during the three months ended November 30, 2008, reflecting collectibility risks on outstanding receivables, in light of the current global economic downturn, particularly from clients in high-risk industries or with potential liquidity issues.
     Recently Adopted Accounting Pronouncements
     On December 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments and hedging activities about (i) how and why a company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company’s adoption of SFAS 161 did not have a material impact on its Consolidated Financial Statements. For additional information, see Note 8 (Derivative Financial Instruments) to these Consolidated Financial Statements.
     On September 1, 2008, the Company adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of the provisions of SFAS 157 for its non-financial assets and non-financial liabilities. Such assets and liabilities, which include the Company’s Deferred contract costs, Property and equipment, net and Goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. The Company is currently assessing the potential impact that the adoption of SFAS 157 for its non-financial assets may have on its Consolidated Financial Statements. For additional information, see Note 9 (Fair Value Measurements) to these Consolidated Financial Statements.
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
(Unaudited)
Company’s Consolidated Balance Sheet: decreased Retained earnings by $5,302; decreased Accumulated other comprehensive (loss) income by $286; decreased Other non-current assets by $2,736; and increased Retirement obligation by $2,852.
2. INCOME TAXES
     Effective Tax Rate
     The Company’s effective tax rates for the three months ended February 28, 2009 and February 29, 2008 were 28.1% and 17.8%, respectively. The Company’s effective tax rates for the six months ended February 28, 2009 and February 29, 2008 were 27.3% and 27.0%, respectively. The effective tax rates for the three and six months ended February 28, 2009 are higher than the effective tax rates for the three and six months ended February 29, 2008 primarily as a result of higher benefits related to final determinations of prior-year tax liabilities recorded during the first and second quarters of fiscal 2008 and benefits related to non-U.S. research and development tax credits recorded during the second quarter of fiscal 2008. These were partially offset by lower expenses related to tax rate changes and other adjustments to prior-year tax liabilities recorded in the first and second quarters of fiscal 2009 as compared to the first and second quarters of fiscal 2008.
3. REORGANIZATION (BENEFITS) COSTS
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

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Reorganization liability, beginning of period	$275,154	$294,220	$308,694	$401,228
Final determinations (1)	(23,479)	(51,871)	(23,479)	(82,113)
Changes in estimates	7,297	51,871	7,297	82,113

Benefit recorded	(16,182)	—	(16,182)	—
Interest expense accrued	3,173	5,811	6,278	14,134
Payments	—	—	—	(143,184)
Foreign currency translation adjustments	(3,791)	9,673	(40,436)	37,526

Reorganization liability, end of period	$258,354	$309,704	$258,354	$309,704

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     As of February 28, 2009, reorganization liabilities of $249,693 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $8,661 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with a resolution of all such proceedings could exceed the currently recorded amounts. As of February 28, 2009, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners are engaged in a dispute with tax authorities in connection with the corporate reorganization in 2001. Individuals and the Company intend to vigorously defend their positions.
4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
     The components of Accumulated other comprehensive (loss) income are as follows:

	February 28,	August 31,
	2009	2008
Net unrealized (losses) gains on cash flow hedges, net of tax of $(15,469) and $4,959, respectively	$(17,710)	$11,381
Net unrealized losses on marketable securities	(927)	(689)
Foreign currency translation adjustments, net of tax of $3,302 and $1,883, respectively	(318,140)	34,860
Pension and postretirement plans, net of tax of $(27,244) and $(25,324), respectively	(40,230)	(39,424)

Accumulated other comprehensive (loss) income	$(377,007)	$6,128

     The activity related to the change in net unrealized (losses) gains on cash flow hedges, net of tax, is as follows:

February 28,
2009
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$11,381
Change in fair value, net of tax of $(26,189)	(36,275)
Reclassification adjustments into earnings, net of tax of $5,761	7,184

Net unrealized losses on cash flow hedges, net of tax, end of period	$(17,710)

     Comprehensive income was as follows:

	February 28,	February 29,
	2009	2008
Three months ended	$442,782	$559,780
Six months ended	$700,417	$1,083,440
5. BUSINESS COMBINATIONS AND GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment are as follows:

			Foreign
			Currency
	August 31,	Additions/	Translation	February 28,
	2008	Adjustments	Adjustments	2009
Communications & High Tech	$163,386	$(224)	$(19,936)	$143,226
Financial Services	143,380	148	(9,508)	134,020
Products	329,332	(75)	(21,480)	307,777
Public Service	134,895	(29)	(5,703)	129,163
Resources	68,964	637	(11,888)	57,713

Total	$839,957	$457	$(68,515)	$771,899

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
6. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees. The components of net periodic pension and postretirement benefits expense are as follows:

	Pension Benefits
	Three Months Ended
	February 28, 2009		February 29, 2008
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4,570	$10,539	$8,325	$12,125
Interest cost	15,594	7,787	14,988	8,369
Expected return on plan assets	(15,760)	(7,105)	(17,638)	(9,013)
Amortization of loss (gain)	394	(295)	480	(369)
Amortization of prior service cost (benefits)	53	(135)	70	119

Total	$4,851	$10,791	$6,225	$11,231

	Pension Benefits
	Six Months Ended
	February 28, 2009		February 29, 2008
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$9,140	$21,796	$16,650	$24,332
Interest cost	31,188	16,374	29,976	16,590
Expected return on plan assets	(31,520)	(15,175)	(35,276)	(17,942)
Amortization of loss (gain)	788	(600)	960	(721)
Amortization of prior service cost (benefits)	106	(277)	140	230
Curtailment gain	—	—	(13,898)	—

Total	$9,702	$22,118	$(1,448)	$22,489

	Postretirement Benefits
	Three Months Ended
	February 28, 2009		February 29, 2008
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,892	$217	$1,744	$365
Interest cost	1,869	394	1,653	465
Expected return on plan assets	(371)	—	(409)	—
Amortization of transitional obligation	20	—	20	—
Amortization of (gain) loss	—	(10)	—	20
Amortization of prior service benefits	(200)	(174)	(201)	(212)

Total	$3,210	$427	$2,807	$638

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Six Months Ended
	February 28, 2009		February 29, 2008
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$3,784	$455	$3,488	$725
Interest cost	3,738	827	3,306	923
Expected return on plan assets	(742)	—	(818)	—
Amortization of transitional obligation	40	—	40	—
Amortization of (gain) loss	—	(21)	—	39
Amortization of prior service cost	(400)	(365)	(402)	(421)

Total	$6,420	$896	$5,614	$1,266

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
     The Company’s share purchase activity during the six months ended February 28, 2009 was as follows:

			Accenture SCA Class I, II and III
	Accenture Ltd Class A		Common Shares and Accenture Canada
	Common Shares		Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Accenture SCA Class I common shares	—	—	16,353,284	$527,821	16,353,284	$527,821
Accenture Canada Holdings Inc. exchangeable shares	—	—	185,428	6,028	185,428	6,028
Other purchases (1)	2,265,628	81,577	—	—	2,265,628	81,577
Inter-company redemptions of SCA
Class II common shares and SCA
Class III common shares (2)	—	—	32,398,455	746,547	32,398,455	746,547

Total	2,265,628	$81,577	48,937,167	$1,280,396	51,202,795	$1,361,973

(1)	During the six months ended February 28, 2009, as authorized under Accenture’s various employee equity share plans, Accenture and the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(2)	On November 17, 2008, the Company redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture for total consideration of $315,203, which included a cash outlay of approximately $307,701. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. During the six months ended February 28, 2009, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, the Company redeemed 14,012,200 Accenture SCA Class III common shares held by Accenture for total consideration of approximately $431,345.
     As of February 28, 2009, Accenture’s and the Company’s aggregate available authorization was $1,537,765 for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.
Other Share Redemptions
     During the six months ended February 28, 2009, Accenture issued 1,125,645 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows Accenture, at the Company’s option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by the Company’s senior executives, former executives and their permitted transferees.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
Dividend
     On November 17, 2008, a cash dividend of $0.50 per share was paid on Accenture Ltd Class A common shares to shareholders of record at the close of business on October 10, 2008, resulting in a cash outlay of $307,701. On November 17, 2008, a cash dividend of $0.50 per share was also paid on Accenture SCA Class I common shares and on Accenture Canada Holdings Inc. exchangeable shares, in each case to shareholders of record at the close of business on October 7, 2008, resulting in cash outlays of $69,480 and $1,265, respectively. The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Class III Common Shares
     Accenture SCA Class III common shares, including the lettered sub-series of this class have a par value of 1.25 euros per share. Information related to all class III common shares is as follows:

		February 28, 2009		August 31, 2008
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount
Class III	9,782,549,738	659,190,692	$753,208	631,538,942	$717,681
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	876,640,954	$998,522	848,989,204	$962,995

8. DERIVATIVE FINANCIAL INSTRUMENTS
     In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes.
     Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $23,807 as of February 28, 2009. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of February 28, 2009 was $64,180.
     The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	February 28,		August 31,
	2009		2008
	Notional	Fair	Notional	Fair
	Value	Value	Value	Value
Foreign currency forward contracts:
To sell	$172,686	$(1,081)	$211,230	$(163)
To buy	1,615,611	(40,145)	1,632,742	15,604
Cash Flow Hedges
     Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward exchange contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges in accordance with SFAS 133. As of February 28, 2009, the Company held no derivatives that were designated as fair value or net investment hedges.
     In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow or net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation should include a description of the hedging instrument, the hedge item, the risk being hedged, the Company’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. The Company assesses the ongoing effectiveness of its hedges in accordance with the Hypothetical Derivative Method as described in Derivative Implementation Group Issue No. G-7, “Cash Flow Hedges: Measuring the Ineffectiveness of a Cash Flow Hedge under Paragraph 30(b) When the Shortcut Method Is Not Applied,” and measures and records hedge ineffectiveness at the end of each fiscal quarter.
     For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive (loss) income as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. Amounts reclassified into Cost of services for the three and six months ended February 28, 2009 were $2,092 and $7,184, respectively, net of taxes. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for the three and six months ended February 28, 2009 was not material. As of February 28, 2009, amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive (loss) income totaled $(17,710), net of taxes, of

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
which $(11,735) is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges during the six months ended February 28, 2009.
     The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

February 28,
2009
Assets
Other current assets	$12,995
Other non-current assets	9,054

Total	$22,049

Liabilities
Other accrued liabilities	$34,747
Other non-current liabilities	20,481

Total	$55,228

Other Derivatives
     The Company also uses foreign currency forward exchange contracts, which have not been designated as hedges under SFAS 133, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statement and were $9,256 and $(41,581) for the three and six months ended February 28, 2009, respectively.
     The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

February 28,
2009
Other current assets	$1,758
Other accrued liabilities	9,805
     For additional information related to derivative financial instruments, see Note 5 (Accumulated Other Comprehensive (Loss) Income) and Note 10 (Fair Value Measurements) to these Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
9. FAIR VALUE MEASUREMENTS
     SFAS 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including the Company’s own credit risk.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$13,450	$—	$13,450
Investments	—	11,846	—	11,846
Derivative financial instruments	—	23,807	—	23,807

Total	$—	$49,103	$—	$49,103

Liabilities
Derivative financial instruments	$—	$65,033	$—	$65,033

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
     Holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, require Avanade to redeem shares of its stock at fair value. Had the Company reflected the fair value of Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock (the “Values”) as of February 28, 2009 and August 31, 2008, the Company’s Minority interest would have been $155,515 and $223,234, respectively. On September 1, 2009, upon adoption of SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” the Company will be required to report any noncontrolling interests (previously referred to as minority interests) as a separate component of Consolidated Shareholders’ Equity and record the Values within noncontrolling interests.
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2009, management was not aware of any obligations arising under such indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. As of February 28, 2009, the Company estimates that it had assumed an aggregate potential liability of approximately $1,257,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $15,000 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. The Company has assessed the current status of performance/payment risk related with certain contractual obligations and believes that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole. To date, the Company has not been required to make any significant payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of February 28, 2009, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
11. SEGMENT REPORTING
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended
	February 28, 2009		February 29, 2008
	Net	Operating	Net	Operating
	Revenues	Income	Revenues	Income
Communications & High Tech	$1,193,656	$152,152	$1,339,411	$184,926
Financial Services	1,040,705	96,168	1,209,223	142,792
Products	1,369,129	179,911	1,439,002	161,806
Public Service	702,548	100,375	674,520	22,443
Resources	953,267	148,861	943,595	126,090
Other	7,019	—	5,563	—

Total	$5,266,324	$677,467	$5,611,314	$638,057

	Six Months Ended
	February 28, 2009		February 29, 2008
	Net	Operating	Net	Operating
	Revenues	Income	Revenues	Income
Communications & High Tech	$2,557,474	$331,308	$2,651,143	$312,958
Financial Services	2,278,783	253,407	2,453,193	322,316
Products	2,936,521	404,975	2,911,858	380,931
Public Service	1,463,452	191,426	1,383,482	90,821
Resources	2,032,495	311,123	1,874,557	257,430
Other	17,096	—	10,994	—

Total	$11,285,821	$1,492,239	$11,285,227	$1,364,456

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
Overview
     Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value relevant to our clients’ current needs and challenges. We add value to clients and drive revenues based on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis. The current global economic downturn is widespread and has reduced levels of business activity in many industries and geographies where we operate. This is also affecting the types of services our clients are demanding.
     In our consulting business, since January 2009, the global economic downturn has led to lower current demand for new consulting services. Some clients are exercising caution, delaying new large consulting commitments, slowing the pace of on-going projects and/or not extending current commitments, particularly in systems integration and, to a lesser extent, in management consulting. In some cases, we are also seeing pricing pressures. In addition, we are working with many clients on initiatives designed to deliver near-term cost savings and performance improvement. These changing demand patterns, if they continue, could have a material adverse effect on our new contract bookings and results of operations. Particularly in light of the current economic uncertainty, we continue to monitor our costs closely.
     In our outsourcing business, we experienced solid growth in local currency during the six months ended February 28, 2009. Existing long-term relationships with many of our clients continue to contribute to our success in growing our outsourcing business. In outsourcing, the global economic downturn is generating new opportunities as clients seek to reduce operating costs and achieve sustained operational improvement. We continue to see clients entering into contracts that are of shorter duration and therefore of smaller initial total contract value, with a focus on near-term cost savings. Clients are also reacting to the current global economic downturn by requesting price concessions and more favorable terms.
     Revenues before reimbursements (“net revenues”) for the three months ended February 28, 2009 were $5.27 billion, compared with $5.61 billion for the three months ended February 29, 2008, a decrease of 6% in U.S. dollars and an increase of 3% in local currency. Net revenues for the six months ended both February 28, 2009 and February 29, 2008 were $11.29 billion, flat in U.S. dollars and an increase of 6% in local currency.
     Consulting net revenues for the three and six months ended February 28, 2009 were $3.03 billion and $6.69 billion, respectively, compared with $3.35 billion and $6.81 billion, respectively, for the three and six months ended February 29, 2008, decreases of 10% and 2%, respectively, in U.S. dollars and a decrease of 1% and an increase of 4% in local currency, respectively. The recent decline reflects the softening of demand we have experienced since January 2009.
     Outsourcing net revenues for the three and six months ended February 28, 2009 were $2.24 billion and $4.60 billion, respectively, compared with $2.26 billion and $4.48 billion, respectively, for the three and six months ended February 29, 2008, a decrease of 1% and an increase of 3%, respectively, in U.S. dollars and an increase of 9% in local currency for both periods.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues. However, beginning in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies. This trend has continued during the first half of fiscal 2009 and resulted in an unfavorable currency translation and U.S. dollar revenue growth that was approximately 9% and 6% lower than our growth in local currency for the three and six months ended February 28, 2009, respectively. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2009, we estimate the foreign-exchange impact on our full fiscal 2009 revenue growth will be approximately 9% lower growth in U.S. dollars compared to our growth in local currency. In the future, if the U.S. dollar weakens against other currencies, our revenue growth in U.S. dollars may be higher.

     The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable consulting work. Utilization for the second quarter of fiscal 2009 was approximately 83%, flat with the first quarter of fiscal 2009 and in the range we expect. Utilization for the second quarter of fiscal 2008 was also approximately 83%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also may include reorganization costs and benefits, which vary substantially from year to year.
     Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of net revenues) for the three and six months ended February 28, 2009 was 30.8% and 31.1%, respectively, compared with 29.5% and 29.8%, respectively, for the three and six months ended February 29, 2008. The increase was driven by improved overall contract profitability, particularly in outsourcing, including absorption of annual compensation increases that were effective September 1, 2008.
     Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. We aggressively plan and manage our payroll costs and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     Our headcount decreased to approximately 181,000 as of February 28, 2009, compared with more than 186,000 as of August 31, 2008. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2009 was 9%, compared to 15% in the second quarter of fiscal 2008. We monitor our current and projected future demands, evaluate voluntary attrition and use involuntary terminations and reduced levels of new hiring as means to keep our supply of skills and resources in balance with client demand. Compensation increases for fiscal 2009 were effective September 1, 2008 for the majority of our personnel. As in prior fiscal years, we have adjusted and expect to continue to adjust pricing with the objective of recovering these increases. Our margins could be adversely affected if we are unable to manage headcount, attrition and severance costs, recover increases in compensation and effectively assimilate and utilize new employees.
     Sales and marketing and general and administrative costs as a percentage of net revenues were 18.2% and 18.0% for the three and six months ended February 28, 2009, respectively, compared with 18.0% and 17.5% for the three and six months ended February 29, 2008, respectively. The increase as a percentage of net revenues for the six months ended February 28, 2009 was primarily due to an increase in the bad debt provision of $75 million, or 0.7% of net revenues, of which $72 million was recorded during the three months ended November 30, 2008. This reflects our best estimate of collectibility risks on outstanding receivables, in light of the current global economic downturn, particularly from clients in high risk industries or with potential liquidity issues. This increase in bad debt expense was partially offset by our management of other general and administrative costs at a growth rate lower than that of our net revenues.
     Operating income for the three and six months ended February 28, 2009 was $677 million and $1,492 million, respectively, compared with $638 million and $1,364 million for the three and six months ended February 29, 2008, respectively. Operating margin (Operating income as a percentage of net revenues) for the three and six months ended February 28, 2009 was 12.9% and 13.2%, respectively, compared with 11.4% and 12.1% for the three and six months ended February 29, 2008, respectively.
     Our Operating income is also affected by currency exchange-rate fluctuations on revenues and costs. Due to the significant strengthening of the U.S. dollar against many other currencies, this impact was unfavorable during the six months ended February 28, 2009. Most of our costs are incurred in the same currency as the related revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, by using currency protection provisions in our customer contracts and through our hedging programs. We estimate that the aggregate percentage impact of foreign exchange rates on our operating expenses is similar to that disclosed for net revenues. For more information on our hedging programs, see Note 8 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Bookings and Backlog
     New contract bookings for the three months ended February 28, 2009 were $5.98 billion, with consulting bookings of $3.14 billion and outsourcing bookings of $2.84 billion. New contract bookings for the six months ended February 28, 2009 were $11.78 billion, with consulting bookings of $6.70 billion and outsourcing bookings of $5.08 billion.
     We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending particularly on the timing of the signing of a small number of large outsourcing contracts. Current consulting bookings reflect a trend of shorter contracts with more focused scope, particularly in systems integration. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent terminations, extensions and other matters may affect the amount of bookings previously reported. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations.
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
Revenues by Segment/Operating Group
     Our five reportable operating segments are our operating groups, which are Communications & High Tech, Financial Services, Products, Public Service and Resources. Operating groups are managed on the basis of net revenues because our management believes net revenues are a better indicator of operating group performance than revenues. In addition to reporting net revenues by operating group, we also report net revenues by two types of work: consulting and outsourcing, which represent the services sold by our operating groups. Consulting net revenues, which include management and technology consulting and systems integration, reflect a finite, distinct project or set of projects with a defined outcome and typically a defined set of specific deliverables. Outsourcing net revenues typically reflect ongoing, repeatable services or capabilities provided to transition, run and/or manage operations of client systems or business functions.
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

Results of Operations for the Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent	Percent of Total Net Revenues
			Percent	Increase	for the
	Three Months Ended		Increase	(Decrease)	Three Months Ended
	February 28,	February 29,	(Decrease)	Local	February 28,	February 29,
	2009	2008	US$	Currency	2009	2008
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,194	$1,339	(11)%	(3)%	23%	24%
Financial Services	1,041	1,209	(14)	(5)	20	21
Products	1,369	1,439	(5)	5	26	26
Public Service	703	675	4	12	13	12
Resources	953	944	1	14	18	17
Other	6	5	n/m	n/m	—	—

TOTAL NET REVENUES	5,266	5,611	(6)%	3%	100%	100%

Reimbursements	392	447	(12)

TOTAL REVENUES	$5,658	$6,058	(7)%

GEOGRAPHIC REGIONS
Americas	$2,298	$2,317	(1)%	4%	44%	41%
EMEA (1)	2,415	2,791	(13)	1	46	50
Asia Pacific	553	503	10	13	10	9

TOTAL NET REVENUES	$5,266	$5,611	(6)%	3%	100%	100%

TYPE OF WORK
Consulting	$3,030	$3,351	(10)%	(1)%	58%	60%
Outsourcing	2,236	2,260	(1)	9	42	40

TOTAL NET REVENUES	$5,266	$5,611	(6)%	3%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
     Net Revenues
     Since January 2009, our consulting business, particularly systems integration and, to a lesser extent, management consulting, has been affected by the continuing global economic downturn. As a result, several of our operating groups experienced either a decline in consulting revenues or decreased growth during the three months ended February 28, 2009 compared to the three months ended February 29, 2008. However, in our outsourcing business, we experienced solid growth in local currency during the three months ended February 28, 2009 compared to the three months ended February 29, 2008.
     The following net revenues by operating group commentary discusses local currency net revenues changes for the three months ended February 28, 2009 compared to the three months ended February 29, 2008:
•	Communications & High Tech net revenues decreased 3% in local currency. Consulting revenues declined 7% in local currency due to declines across all industry groups in the Americas and EMEA regions. These declines were partially offset by consulting growth across all industry groups in the Asia Pacific region. Outsourcing revenues increased 3% in local currency, primarily driven by growth across all industry groups in the Asia Pacific and EMEA regions.

•	Financial Services net revenues decreased 5% in local currency. Consulting revenues declined 14% in local currency, primarily due to declines in our Banking industry group in the EMEA region, and, to a lesser extent, in our Capital Markets industry group in the Americas and Asia Pacific regions and our Insurance industry group in the Americas region. These declines were partially offset by consulting growth in our Banking industry group in the Americas region. Outsourcing revenues increased 8% in local currency, primarily driven by growth in our Banking industry group in the EMEA region. Consolidation and client strategy changes in the financial services industry have resulted in a few contract terminations, which have put pressure on our revenues.

•	Products net revenues increased 5% in local currency. Consulting revenues declined 2% in local currency, primarily due to declines in our Retail industry group in the Americas region, in our Industrial Equipment industry group across all geographic regions and our Automotive industry group in the EMEA region. These declines were partially offset by consulting growth in our Consumer Goods & Services and Health & Life Sciences industry groups in the Americas region. Outsourcing revenues increased 16% in local currency, primarily driven by growth in our Consumer Goods & Services and Health & Life Sciences industry groups across all geographic regions.

•	Public Service net revenues increased 12% in local currency. Consulting revenues increased 15% in local currency, primarily driven by growth in the Americas region. Outsourcing revenues increased 7% in local currency, primarily driven by growth in the EMEA region.

•	Resources net revenues increased 14% in local currency. Consulting revenues increased 14% in local currency, primarily driven by growth in our Utilities industry group in the EMEA region, in our Natural Resources industry group across all geographic regions and our Energy industry group in the Americas region. This growth was partially offset by a consulting decline in our Chemicals industry group in the EMEA region. Outsourcing revenues increased 14% in local currency, primarily driven by growth in our Utilities industry group in the EMEA and Americas regions.
     In the Americas region, we achieved net revenues of $2,298 million for the three months ended February 28, 2009, compared with $2,317 million for the three months ended February 29, 2008, a decrease of 1% in U.S. dollars and an increase of 4% in local currency. Growth in local currency in Brazil was strong, while growth moderated in the United States. This growth was partially offset by a decline in Canada.
     In the EMEA region, we recorded net revenues of $2,415 million for the three months ended February 28, 2009, compared with $2,791 million for the three months ended February 29, 2008, a decrease of 13% in U.S. dollars and an increase of 1% in local currency. In general, growth moderated across the EMEA region, particularly in Italy, and was flat in the United Kingdom, while we experienced declines in Spain, Ireland, France and Switzerland. Growth in local currency in the Netherlands, Germany and Denmark was strong.
     In the Asia Pacific region, we achieved net revenues of $553 million for the three months ended February 28, 2009, compared with $503 million for the three months ended February 29, 2008, an increase of 10% in U.S. dollars and 13% in local currency. Growth in local currency was principally driven by our business in Japan, Singapore and Australia.
     Operating Expenses
     Operating expenses for the three months ended February 28, 2009 were $4,980 million, a decrease of $439 million, or 8%, from the three months ended February 29, 2008, and decreased as a percentage of revenues to 88.0% from 89.5% during this period. Operating expenses before reimbursable expenses for the three months ended February 28, 2009 were $4,589 million, a decrease of $384 million, or 8%, from the three months ended February 29, 2008, and decreased as a percentage of net revenues to 87.1% from 88.6% during this period.
     Cost of Services
     Cost of services for the three months ended February 28, 2009 was $4,035 million, a decrease of $369 million, or 8%, from the three months ended February 29, 2008, and decreased as a percentage of revenues to 71.3% from 72.7% during this period. Cost of services before reimbursable expenses for the three months ended February 28, 2009 was $3,644 million, a decrease of $314 million, or 8%, from the three months ended February 29, 2008, and decreased as a percentage of net revenues to 69.2% from 70.5% during this period. Gross margin for the three months ended February 28, 2009 increased to 30.8% from 29.5% over this period. The increase in gross margin was driven by improved overall contract profitability, particularly in outsourcing.

     Sales and Marketing
     Sales and marketing expense for the three months ended February 28, 2009 was $519 million, a decrease of $20 million, or 4%, from the three months ended February 29, 2008, and increased as a percentage of net revenues to 9.9% from 9.6% over this period.
     General and Administrative Costs
     General and administrative costs for the three months ended February 28, 2009 were $439 million, a decrease of $31 million, or 7%, from the three months ended February 29, 2008, and decreased as a percentage of net revenues to 8.3% from 8.4% during this period.
     Operating Income and Operating Margin
     Operating income for the three months ended February 28, 2009 was $677 million, an increase of $39 million, or 6%, over the three months ended February 29, 2008, and increased as percentage of net revenues to 12.9% from 11.4% over this period. Operating income and operating margin for each of the operating groups was as follows:

	Three Months Ended
	February 28, 2009		February 29, 2008
	Operating	Operating	Operating	Operating	Increase
	Income	Margin	Income	Margin	(Decrease)
	(in millions)
Communications & High Tech	$152	13%	$185	14%	$(33)
Financial Services	96	9	143	12	(47)
Products	180	13	162	11	18
Public Service	100	14	22	3	78
Resources	149	16	126	13	23

Total	$677	12.9%	$638	11.4%	$39

     During the three months ended February 28, 2009, operating income results were affected by significant foreign currency exchange-rate fluctuations. We estimate that the aggregate percentage impact of foreign exchange rates on our operating income is similar to that disclosed for net revenues. The operating group commentary below provides additional insight into operating group performance and operating margin for the three months ended February 28, 2009, compared to the three months ended February 29, 2008, exclusive of this impact.
•	Communications & High Tech operating income decreased, primarily due to consulting revenue declines.

•	Financial Services operating income decreased, primarily due to consulting revenue declines, lower volume of high-margin consulting and decreased utilization, partially offset by improved consulting and outsourcing contract margins and outsourcing revenue growth.

•	Products operating income increased due to improved outsourcing contract profitability and revenue growth.

•	Public Service operating income increased due to resolution of a contract termination, improved delivery efficiencies compared to the three months ended February 29, 2008 and consulting revenue growth.

•	Resources operating income increased due to strong revenue growth and improved consulting and outsourcing contract margins.
     Interest Income
     Interest income for the three months ended February 28, 2009 was $11 million, a decrease of $13 million, or 54%, from the three months ended February 29, 2008. The decrease was primarily due to lower interest rates.

     Other Income, net
     Other income, net for the three months ended February 28, 2009 was $14 million, an increase of $19 million over the three months ended February 29, 2008. The increase resulted primarily from an increase in net foreign currency exchange gains.
     Provision for Income Taxes
     The effective tax rates for the three months ended February 28, 2009 and February 29, 2008 were 28.1% and 17.8%, respectively. The effective tax rate for the three months ended February 28, 2009 is higher than the effective tax rate for the three months ended February 29, 2008 primarily as a result of benefits related to final determinations of prior-year tax liabilities and non-U.S. research and development tax credits recorded during the second quarter of fiscal 2008. These were partially offset by lower expenses related to tax rate changes and other adjustments to prior-year tax liabilities recorded in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2009 annual effective tax rate to be in the range of 29% to 31%. The effective tax rate for the three months ended February 28, 2009 is lower than the expected fiscal 2009 annual effective tax rate as a result of benefits from final determinations of prior-year tax liabilities recorded in the second quarter of fiscal 2009. The fiscal 2008 annual effective tax rate was 29.3%. The fiscal 2008 rate included benefits from nonrecurring final determinations of prior-year tax liabilities and prior-year non-U.S. research and development tax credits recorded during the year.

Results of Operations for the Six Months Ended February 28, 2009 Compared to the Six Months Ended February 29, 2008
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent	Percent of Total Net Revenues
			Percent	Increase	for the
	Six Months Ended		Increase	(Decrease)	Six Months Ended
	February 28,	February 29,	(Decrease)	Local	February 28,	February 29,
	2009	2008	US$	Currency	2009	2008
	(in millions)
OPERATING GROUPS
Communications & High Tech	$2,557	$2,651	(4)%	2%	23%	23%
Financial Services	2,279	2,453	(7)	(2)	20	22
Products	2,937	2,912	1	7	26	26
Public Service	1,463	1,383	6	11	13	12
Resources	2,032	1,875	8	17	18	17
Other	18	11	n/m	n/m	—	—

TOTAL NET REVENUES	11,286	11,285	—	6%	100%	100%

Reimbursements	842	875	(4)

TOTAL REVENUES	$12,128	$12,160	—

GEOGRAPHIC REGIONS
Americas	$4,875	$4,643	5%	8%	43%	41%
EMEA	5,288	5,674	(7)	3	47	50
Asia Pacific	1,123	968	16	19	10	9

TOTAL NET REVENUES	$11,286	$11,285	—	6%	100%	100%

TYPE OF WORK
Consulting	$6,687	$6,810	(2)%	4%	59%	60%
Outsourcing	4,599	4,475	3	9	41	40

TOTAL NET REVENUES	$11,286	$11,285	—	6%	100%	100%

n/m = not meaningful
     Net Revenues
     Since January 2009, our consulting business, particularly systems integration and, to a lesser extent, management consulting, has been affected by the continuing global economic downturn. As a result, several of our operating groups experienced either a decline in consulting revenues or decreased growth during the six months ended February 28, 2009 compared to the six months ended February 29, 2008. However, in our outsourcing business, we experienced solid growth in local currency during the six months ended February 28, 2009 compared to the six months ended February 29, 2008.
     The following net revenues by operating group commentary discusses local currency net revenues changes for the six months ended February 28, 2009 compared to the six months ended February 29, 2008:
•	Communications & High Tech net revenues increased 2% in local currency. Consulting revenues declined 2% in local currency, primarily due to declines in our Communications industry group in the EMEA and Americas regions. These declines were partially offset by consulting growth across all industry groups in the Asia Pacific region and in our Electronics & High Tech industry group in the Americas region. Outsourcing revenues increased 5% in local currency, primarily driven by growth across all industry groups in the EMEA and Asia Pacific regions.

•	Financial Services net revenues decreased 2% in local currency. Consulting revenues declined 9% in local currency, primarily due to declines in our Banking industry group in the EMEA region and, to a lesser extent, in our Capital Markets industry group in the Americas and Asia Pacific regions and our Insurance industry group in the Americas region. These declines were partially offset by consulting growth in our Banking industry group in the Americas and Asia Pacific regions and our Capital Markets industry group in the EMEA region. Outsourcing revenues increased 10% in local currency, primarily driven by growth in our Banking industry group across all geographic regions and our Insurance industry group in the Americas and Asia Pacific regions, partially offset by a decline in our Capital Markets industry group in the Americas region. Consolidation and client strategy changes in the financial services industry have resulted in a few contract terminations, which have put pressure on our revenues.

•	Products net revenues increased 7% in local currency. Consulting revenues increased 3% in local currency, primarily driven by growth in our Health & Life Sciences and Consumer Goods & Services industry groups across all geographic regions. This growth was partially offset by consulting declines in our Retail industry group in the Americas and Asia Pacific regions and our Transportation & Travel Services industry group in the EMEA region. Outsourcing revenues increased 14% in local currency, primarily driven by growth in our Consumer Goods & Services, Health & Life Sciences and Transportation & Travel Services industry groups across all geographic regions.

•	Public Service net revenues increased 11% in local currency. Consulting revenues increased 16% in local currency, primarily driven by growth in the Americas region. Outsourcing revenues increased 4% in local currency, primarily driven by growth in the EMEA region.

•	Resources net revenues increased 17% in local currency. Consulting revenues increased 20% in local currency, primarily driven by growth in our Utilities and Energy industry groups in the EMEA and Americas regions, in our Natural Resources industry group across all geographic regions and our Chemicals industry group in the Americas region. This consulting growth was partially offset by consulting declines in our Chemicals industry group in the EMEA and Asia Pacific regions. Outsourcing revenues increased 12% in local currency, primarily driven by growth in our Utilities industry group in the EMEA and Americas regions and our Energy industry group in the EMEA region.
     In the Americas region, we achieved net revenues of $4,875 million for the six months ended February 28, 2009, compared with $4,643 million for the six months ended February 29, 2008, an increase of 5% in U.S. dollars and 8% in local currency. Growth in local currency was principally driven by the United States and Brazil, while our business declined slightly in Canada.
     In the EMEA region, we recorded net revenues of $5,288 million for the six months ended February 28, 2009, compared with $5,674 million for the six months ended February 29, 2008, a decrease of 7% in U.S. dollars and an increase of 3% in local currency. In general, growth moderated across the EMEA region, particularly in Germany and Italy, and was flat in the United Kingdom, while we experienced declines in Ireland, Switzerland and France. Growth in local currency in the Netherlands was strong.
     In the Asia Pacific region, we achieved net revenues of $1,123 million for the six months ended February 28, 2009, compared with $968 million for the six months ended February 29, 2008, an increase of 16% in U.S. dollars and 19% in local currency. Growth in local currency was principally driven by our business in Australia, Japan and Singapore.
     Operating Expenses
     Operating expenses for the six months ended February 28, 2009 were $10,636 million, a decrease of $159 million, or 1%, from the six months ended February 29, 2008, and decreased as a percentage of revenues to 87.7% from 88.8% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2009 were $9,794 million, a decrease of $127 million, or 1%, from the six months ended February 29, 2008, and decreased as a percentage of net revenues to 86.8% from 87.9% during this period.
     Cost of Services
     Cost of services for the six months ended February 28, 2009 was $8,618 million, a decrease of $183 million, or 2%, from the six months ended February 29, 2008, and decreased as a percentage of revenues to 71.1% from 72.4% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2009 was $7,776 million, a decrease of $151 million, or 2%, from the six months ended February 29, 2008, and decreased as a percentage of net revenues to 68.9% from 70.2% during this period. Gross margin for the six months ended February 28, 2009 increased to 31.1% from 29.8% over this period. The increase in gross margin was driven by improved overall contract profitability, particularly in outsourcing, including absorption of annual compensation increases that were effective September 1, 2008.

     Sales and Marketing
     Sales and marketing expense for the six months ended February 28, 2009 was $1,082 million, an increase of $23 million, or 2%, over the six months ended February 29, 2008, and increased as a percentage of net revenues to 9.6% from 9.4% over this period.
     General and Administrative Costs
     General and administrative costs for the six months ended February 28, 2009 were $945 million, an increase of $26 million, or 3%, over the six months ended February 29, 2008, and increased as a percentage of net revenues to 8.4% from 8.1% over this period. The increase as a percentage of net revenues was primarily due to an increase in the bad debt provision of $75 million, or 0.7% of net revenues, reflecting our best estimate of collectibility risks on outstanding receivables, in light of the current global economic downturn. This increase was partially offset by our management of these costs at a growth rate lower than that of our net revenues.
     Operating Income and Operating Margin
     Operating income for the six months ended February 28, 2009 was $1,492 million, an increase of $128 million, or 9%, over the six months ended February 29, 2008, and increased as percentage of net revenues to 13.2% from 12.1% over this period. Operating income and operating margin for each of the operating groups was as follows:

	Six Months Ended
	February 28, 2009		February 29, 2008
	Operating	Operating	Operating	Operating	Increase
	Income (1)	Margin	Income	Margin	(Decrease) (1)
	(in millions)
Communications & High Tech	$331	13%	$313	12%	$18
Financial Services	253	11	322	13	(69)
Products	405	14	381	13	24
Public Service	191	13	91	7	100
Resources	311	15	257	14	54

Total	$1,492	13.2%	$1,364	12.1%	$128

(1)	May not total due to rounding.
     During the six months ended February 28, 2009, operating income results were affected by significant foreign currency exchange-rate fluctuations. We estimate that the aggregate percentage impact of foreign exchange rates on our operating income is similar to that disclosed for net revenues. In addition, each operating group recorded a portion of the $75 million bad debt provision, partially offset by our management of general and administrative costs at a growth rate lower than that of our revenues. See “— General and Administrative Costs.” The operating group commentary below provides additional insight into operating group performance and operating margin for the six months ended February 28, 2009, compared to the six months ended February 29, 2008, exclusive of these impacts.
•	Communications & High Tech operating income increased due to revenue growth, partially offset by declines in consulting margins. In addition, the six months ended February 29, 2008 reflected the impact of delivery inefficiencies on a consulting contract.

•	Financial Services operating income decreased, primarily due to consulting revenue declines, higher selling costs associated with business-development opportunities and lower volume of high-margin consulting, partially offset by improved consulting and outsourcing contract margins and outsourcing revenue growth.

•	Products operating income increased due to improved outsourcing contract profitability and revenue growth.

•	Public Service operating income increased due to resolution of a contract termination, improved delivery efficiencies compared to the six months ended February 29, 2008 and consulting revenue growth.

•	Resources operating income increased due to strong revenue growth and improved consulting and outsourcing contract margins.

     Interest Income
     Interest income for the six months ended February 28, 2009 was $33 million, a decrease of $29 million, or 46%, from the six months ended February 29, 2008. The decrease was primarily due to lower interest rates.
     Other Expense, net
     Other expense, net for the six months ended February 28, 2009 was $13 million, an increase of $16 million over the six months ended February 29, 2008. The increase resulted primarily from an increase in net foreign currency exchange losses.
     Provision for Income Taxes
     The effective tax rates for the six months ended February 28, 2009 and February 29, 2008 were 27.3% and 27.0%, respectively. The effective tax rate for the six months ended February 28, 2009 is higher than the effective tax rate for the six months ended February 29, 2008 primarily as a result of higher benefits related to final determinations recorded during the first and second quarters of fiscal 2008 and benefits related to non-U.S. research and development tax credits recorded during the second quarter of fiscal 2008. These were partially offset by lower expenses related to tax rate changes and other adjustments to prior-year tax liabilities recorded in the first and second quarters of fiscal 2009 as compared to the first and second quarters of fiscal 2008.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2009 annual effective tax rate to be in the range of 29% to 31%. The effective tax rate for the six months ended February 28, 2009 is lower than the expected fiscal 2009 annual effective tax rate as a result of benefits from final determinations of prior-year tax liabilities recorded in the first six months of fiscal 2009. The fiscal 2008 annual effective tax rate was 29.3%. The fiscal 2008 rate included benefits from nonrecurring final determinations of prior-year tax liabilities and prior-year non-U.S. research and development tax credits recorded during the year.
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
     As of February 28, 2009, cash and cash equivalents of $2,978 million combined with $13 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $2,991 million, compared with $3,626 million as of August 31, 2008, a decrease of $635 million.

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended
	February 28,	February 29,
	2009	2008	Change
	(in millions)
Net cash provided by (used in):
Operating activities	$1,099	$693	$406
Investing activities	(113)	(177)	64
Financing activities	(1,228)	(1,304)	76
Effect of exchange rate changes on cash and cash equivalents	(383)	58	(441)

Net decrease in cash and cash equivalents	$(625)	$(730)	$105

     Operating Activities. The $406 million increase in cash provided by operating activities was primarily due to higher net income, a decrease in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) compared to the same period in fiscal 2008 and other changes in operating assets and liabilities. Cash used in operating activities for the six months ended February 29, 2008 also reflected a payment of $143 million to settle tax audits related to reorganization liabilities.
     Investing Activities. The $64 million decrease in cash used was primarily due to a decrease in spending on business acquisitions and lower spending on property and equipment, partially offset by a decrease in net proceeds from maturities and sales of available-for-sale investments.
     Financing Activities. The $76 million decrease in cash used was primarily due to a decrease in net purchases of common shares, partially offset by an increase in cash dividends paid. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
     Borrowing Facilities
     As of February 28, 2009, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	—
Local guaranteed and non-guaranteed lines of credit	146	—

Total	$1,696	$—

     Under the borrowing facilities described above, we had an aggregate of $137 million of letters of credit outstanding as of February 28, 2009. In addition, we had total outstanding debt of $2 million as of February 28, 2009.

     Share Purchases and Redemptions
     The Board of Directors of Accenture has authorized funding for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.
     Our share purchase activity during the six months ended February 28, 2009 was as follows:

			Accenture SCA Class I, II and III
			Common Shares and
	Accenture Ltd Class A		Accenture Canada Holdings
	Common Shares		Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Accenture SCA Class I common shares	—	—	16,353,284	$528	16,353,284	$528
Accenture Canada Holdings Inc. exchangeable shares	—	—	185,428	6	185,428	6
Other purchases (1)	2,265,628	82	—	—	2,265,628	82
Inter-company redemptions of SCA Class II common shares and SCA Class III common shares (2)	—	—	32,398,455	747	32,398,455	747

Total	2,265,628	$82	48,937,167	$1,281	51,202,795	$1,363

(1)	During the six months ended February 28, 2009, as authorized under Accenture’s various employee equity share plans, Accenture and we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(2)	On November 17, 2008, we redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture for total consideration of $315 million, which included a cash outlay of approximately $308 million. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. During the six months ended February 28, 2009, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, we redeemed 14,012,200 Accenture SCA Class III common shares held by Accenture for total consideration of approximately $431 million.
     As of February 28, 2009, Accenture’s and our aggregate available authorization was $1,538 million for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.
     Other Share Redemptions
     During the six months ended February 28, 2009, Accenture issued 1,125,645 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows Accenture, at our option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.
     For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2009, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
     The following table shows the total number of covered shares held by active employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date and further assumes that any covered persons who are active employees as of February 28, 2009 remain actively employed through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waivers
(millions of shares)

3rd Quarter Fiscal 2009	4.5
4th Quarter Fiscal 2009	4.0
     The following table shows the total number of covered shares held by former employees and their permitted transferees that are scheduled to be released from transfer restrictions each quarter. This table reflects all waivers granted to date and further assumes that no covered persons who are active employees as of February 28, 2009 retire or resign through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waivers
(millions of shares)

3rd Quarter Fiscal 2009	14.9
4th Quarter Fiscal 2009	14.8
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of February 28, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.
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
Recently Adopted Accounting Pronouncements
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments and hedging activities about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. On December 1, 2008, we adopted the provisions of SFAS 161 and it did not have a material impact on our Consolidated Financial Statements. For additional information, see Note 8 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
     On September 1, 2008, we adopted the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. Such assets and liabilities, which include our Deferred contract costs, Property and equipment, net and Goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. We are currently assessing the potential impact the adoption of SFAS 157 for non-financial assets may have on our Consolidated Financial Statements. For additional information, see Note 9 (Fair Value Measurements) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
     Effective September 1, 2008, we adopted the year-end measurement date provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R),” using an approach generally known as the “one measurement approach.” The adoption of the provision had the following impact on our Consolidated Balance Sheet: decreased Retained earnings by $5.3 million, decreased Accumulated other comprehensive (loss) income by $0.3 million, decreased Other non-current assets by $2.7 million and increased Retirement obligation by $2.9 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the six months ended February 28, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2008.
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

Changes in Internal Control Over Financial Reporting
     There has been no change in Accenture SCA’s internal control over financial reporting that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.
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
     As previously reported, in April 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint as amended alleges that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue or other benefits as a result of, or otherwise acted improperly in connection with, alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The suit alleges that these amounts and relationships were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. While the complaint does not allege damages with specificity, the amount sought by the DOJ will depend on the theories it pursues, and could be significant. The suit could lead to other related proceedings and actions by various agencies of the U.S. government, including potential suspension or debarment, or criminal, proceedings. The DOJ is currently conducting an additional investigation regarding certain of the alleged competitive conduct and relationships at issue in the suit and we are cooperating with the DOJ in that investigation. We intend to defend such matters vigorously and do not believe they will have a material impact on our results of operations or financial condition.
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

ITEM 1A. RISK FACTORS
     For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2008 and Item 1A, “Risk Factors” in our Form 10-Q for the quarterly period ended November 30, 2008. Other than as noted in our Form 10-Q for the quarterly period ended November 30, 2008, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the second quarter of fiscal 2009.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans	Publicly Announced
Period	Purchased (1)	per Share (2)	or Programs	Plans or Programs
Accenture SCA
December 1, 2008 — December 31, 2008
Class I common shares	2,522,640	$31.89	—	—
January 1, 2009 — January 31, 2009
Class I common shares	3,895,144	$32.84	—	—
February 1, 2009 — February 28, 2009
Class I common shares	3,753,178	$32.46	—	—
Total
Class I common shares (3)	10,170,962	$32.46	—	—
Accenture Canada Holdings Inc.
December 1, 2008 — December 31, 2008
Exchangeable shares	10,002	$31.84	—	—
January 1, 2009 — January 31, 2009
Exchangeable shares	60,313	$33.14	—	—
February 1, 2009 — February 28, 2009
Exchangeable shares	27,459	$32.50	—	—
Total
Exchangeable shares (3)	97,774	$32.83	—	—

(1)	During the second quarter of fiscal 2009, we acquired a total of 10,170,962 Accenture SCA Class I common shares and 97,774 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee share forfeiture.

(3)	As of February 28, 2009, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,538 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Purchases and redemptions of Accenture SCA Class II and Class III common shares
     Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On November 17, 2008, we redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture in conjunction with internal transactions related to Accenture’s dividend on Accenture Ltd Class A common shares. These redemptions were made in transactions unrelated to publicly announced share plans or programs. During the six months ended February 28, 2009, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, we redeemed 14,012,200 Accenture SCA Class III common shares held by Accenture.
Other Transactions Related to Accenture SCA Class II and Class III common shares
     On December 31, 2008, January 30, 2009 and February 27, 2009, we transferred an aggregate of 5,071,173 Accenture SCA Class III common shares to Accenture in connection with transactions related to Accenture’s issuance of Accenture Ltd Class A common shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under Accenture’s equity compensation plans. In each case, the Accenture SCA Class III common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.
     Accenture SCA Class III common shares are convertible into Accenture SCA Class II common shares by a resolution of an extraordinary meeting of our shareholders, passed in the manner provided by our Articles of Association, at a conversion ratio of 1 Accenture SCA Class III common share for 10 Accenture SCA Class II common shares.

Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides additional information relating to purchases by Accenture and the Company of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares during the second quarter of fiscal 2009. We believe that the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture SCA Class I common shares.

				Approximate Dollar Value
			Total Number of Shares	of Shares that May Yet Be
			Purchased as Part of	Purchased Under Publicly
	Total Number of Shares	Average Price Paid	Publicly Announced	Announced Plans or
Period	Purchased	per Share (1)	Plans or Programs (2)	Programs (3)
				(in millions)
December 1, 2008 — December 31, 2008
Class A common shares	101,399	$29.36	—	$1,790
Class X common shares	2,538,233	$0.0000225	—	—
January 1, 2009 — January 31, 2009
Class A common shares	479,968	$32.92	—	$1,660
Class X common shares	2,777,667	$0.0000225	—	—
February 1, 2009 — February 28, 2009
Class A common shares	146,421	$31.68	—	$1,538
Class X common shares	3,612,634	$0.0000225	—	—
Total
Class A common shares (2)(4)	727,788	$32.17	—
Class X common shares (5)	8,928,534	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee share forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the second quarter of fiscal 2009, Accenture did not purchase any Accenture Ltd Class A common shares under this program. The open-market purchase program does not have an expiration date.

(3)	As of February 28, 2009, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,538 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the second quarter of fiscal 2009, Accenture and we acquired 727,788 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under Accenture’s various employee equity share plans, as well as any outstanding shares forfeited by employees or former employees during the quarter.

(5)	During the second quarter of fiscal 2009, Accenture redeemed 8,928,534 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     (a) None.
     (b) None.
ITEM 6. EXHIBITS
     Exhibit Index:

Exhibit
Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 17, 2008 (incorporated by reference to Exhibit 10.1 to the November 30, 2008 Accenture Ltd 10-Q)

3.2	Form of Bye-laws of Accenture Ltd, effective as of February 7, 2008 (incorporated by reference to Exhibit 3.1 to the February 29, 2008 Accenture Ltd 10-Q)

10.1	CEO Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2009 Accenture Ltd 10-Q)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 27, 2009

ACCENTURE SCA represented by its general partner, Accenture Ltd, itself represented by its duly authorized signatory
By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture Ltd, general partner of Accenture SCA