Form 10-Q
period 2009-05-31
ACCENTURE SCA
filed 2009-06-26
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 19, 2009 was 117,321,434.

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
May 31, 2009 and August 31, 2008
(In thousands of U.S. dollars, except share and per share amounts)

	May 31,	August 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,002,459	$3,602,760
Short-term investments	9,459	20,282
Receivables from clients, net	2,437,325	2,996,815
Unbilled services, net	1,307,186	1,518,580
Deferred income taxes, net	383,146	425,859
Other current assets	485,251	594,832

Total current assets	8,624,826	9,159,128

NON-CURRENT ASSETS:
Unbilled services, net	97,216	43,627
Investments	9,168	19,034
Property and equipment, net of accumulated depreciation of $1,717,931 and $1,625,685, respectively	717,422	800,164
Goodwill	803,748	839,957
Deferred contract costs	531,046	539,856
Deferred income taxes, net	669,392	613,943
Other non-current assets	374,846	382,816

Total non-current assets	3,202,838	3,239,397

TOTAL ASSETS	$11,827,664	$12,398,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$983	$6,570
Accounts payable	746,568	1,017,227
Deferred revenues	1,690,867	1,810,661
Accrued payroll and related benefits	2,288,066	2,809,196
Accrued consumption taxes	246,511	343,658
Income taxes payable	335,590	249,986
Deferred income taxes, net	42,015	57,258
Other accrued liabilities	557,836	553,322

Total current liabilities	5,908,436	6,847,878

NON-CURRENT LIABILITIES:
Long-term debt	673	1,708
Deferred revenues relating to contract costs	553,480	555,935
Retirement obligation	494,106	483,857
Deferred income taxes, net	45,397	32,258
Income taxes payable	1,040,139	1,086,244
Other non-current liabilities	177,886	197,970

Total non-current liabilities	2,311,681	2,357,972

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	104,602	80,427
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 117,321,434 and 140,381,970 shares issued and outstanding as of May 31, 2009 and August 31, 2008, respectively	131,500	157,290
Class II common shares, par value 1.25 euros per share, 20,000,000,000 shares authorized, 494,880,698 and 486,667,264 shares issued as of May 31, 2009 and August 31, 2008, respectively	567,893	554,989
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, 10,000,000,000 shares authorized, 882,222,561 and 848,989,204 shares issued as of May 31, 2009 and August 31, 2008, respectively	1,004,768	962,995
Restricted share units (related to Accenture Ltd Class A common shares)	978,175	819,577
Additional paid-in capital	4,384,887	4,054,434
Treasury shares, at cost: Class II common, 23,922,390 and 15,708,956 shares at May 31, 2009 and August 31, 2008, respectively; Class III common, 298,957,783 and 267,645,545 shares at May 31, 2009 and August 31, 2008, respectively	(9,176,392)	(8,058,110)
Investment in Accenture Ltd shares, at cost, 16,543,912 and 15,503,200 shares at May 31, 2009 and August 31, 2008, respectively	(562,229)	(524,984)
Retained earnings	6,344,383	5,139,929
Accumulated other comprehensive (loss) income	(170,040)	6,128

Total shareholders’ equity	3,502,945	3,112,248

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,827,664	$12,398,525

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2009 and 2008
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
REVENUES:
Revenues before reimbursements (“Net revenues”)	$5,145,093	$6,102,059	$16,430,914	$17,387,286
Reimbursements	392,255	491,142	1,234,605	1,365,495

Revenues	5,537,348	6,593,201	17,665,519	18,752,781
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,474,466	4,179,378	11,250,154	12,106,478
Reimbursable expenses	392,255	491,142	1,234,605	1,365,495

Cost of services	3,866,721	4,670,520	12,484,759	13,471,973
Sales and marketing	524,879	605,582	1,607,297	1,665,283
General and administrative costs	410,532	450,590	1,355,912	1,370,426
Reorganization costs (benefits), net	3,176	4,355	(6,728)	18,489

Total operating expenses	4,805,308	5,731,047	15,441,240	16,526,171

OPERATING INCOME	732,040	862,154	2,224,279	2,226,610
(Loss) gain on investments, net	(157)	238	1,084	6,512
Interest income	8,649	23,756	42,000	85,646
Interest expense	(3,285)	(4,450)	(9,899)	(17,532)
Other income (expense), net	10,524	(3,877)	(2,210)	(348)

INCOME BEFORE INCOME TAXES	747,771	877,821	2,255,254	2,300,888
Provision for income taxes	211,242	270,250	623,084	653,963

INCOME BEFORE MINORITY INTEREST	536,529	607,571	1,632,170	1,646,925
Minority interest in Accenture Canada Holdings Inc.	(1,651)	(2,200)	(5,155)	(6,090)
Minority interest — other	(4,702)	(4,552)	(13,573)	(12,401)

NET INCOME	$530,176	$600,819	$1,613,442	$1,628,434

Cash dividends per share	$—	$—	$0.50	$0.42
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended May 31, 2009
(In thousands of U.S. dollars and in thousands of share amounts)
(Unaudited)

							Restricted
							Share Units
							(related to
	Class I		Class II		Class III		Accenture Ltd
	Common		Common		Common		Class A							Accumulated Other
	Shares		Shares		Shares		Common	Additional	Treasury Shares		Investment in Accenture Ltd		Retained	Comprehensive
	$	No. Shares	$	No. Shares	$	No. Shares	Shares)	Paid-in Capital	$	No. Shares	$	No. Shares	Earnings	Income (Loss)	Total
Balance as of August 31, 2008	$157,290	140,382	$554,989	486,667	$962,995	848,989	$819,577	$4,054,434	$(8,058,110)	(283,355)	$(524,984)	(15,503)	$5,139,929	$6,128	$3,112,248
Adoption of FASB Statement 158													(5,302)	(286)	(5,588)
Comprehensive income:
Net income													1,613,442		1,613,442
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments														(13,484)	(13,484)
Unrealized gains on marketable securities, net of reclassification adjustments														144	144
Foreign currency translation adjustments, net of tax														(161,503)	(161,503)
Amortization of losses related to pension and other postretirement benefits, net of tax														(1,039)	(1,039)

Other comprehensive loss														(175,882)

Comprehensive income															1,437,560
Income tax benefit on share-based compensation plans								26,630							26,630
Issuances and redemptions of Class II and Class III common shares			12,904	8,214	15,983	10,173		286,315	(315,202)	(18,386)			(307,701)		(307,701)
Purchases of Accenture Ltd Class A common shares								(50,366)			(37,245)	(1,041)			(87,611)
Share-based compensation expense							320,302	22,533							342,835
Purchases/redemptions of Accenture SCA Class I common shares	(25,790)	(23,061)			25,790	23,061			(690,462)	(21,935)					(690,462)
Purchases/redemptions of Accenture SCA Class III common shares and Accenture Canada Holdings Inc. exchangeable shares								(7,698)	(544,485)	(18,127)					(552,183)
Issuances of Accenture SCA Class III common shares related to employee share programs							(186,944)	96,700	431,867	18,923					341,623
Dividends							25,240						(95,985)		(70,745)
Minority interest								(43,661)							(43,661)

Balance as of May 31, 2009	$131,500	117,321	$567,893	494,881	$1,004,768	882,223	$978,175	$4,384,887	$(9,176,392)	(322,880)	$(562,229)	(16,544)	$6,344,383	$(170,040)	$3,502,945

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2009 and 2008
(In thousands of U.S. dollars)
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,613,442	$1,628,434
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	371,009	354,464
Reorganization (benefits) costs, net	(6,728)	18,489
Share-based compensation expense	342,835	282,111
Deferred income taxes, net	1,354	(21,641)
Minority interest	18,728	18,491
Other, net	79,240	(31,496)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	445,037	(232,561)
Unbilled services, current and non-current	122,104	(233,789)
Other current and non-current assets	(98,119)	(197,350)
Accounts payable	(334,408)	19,670
Deferred revenues, current and non-current	(60,167)	157,405
Accrued payroll and related benefits	(389,602)	124,405
Income taxes payable, current and non-current	70,461	19,504
Other current and non-current liabilities	(61,798)	(133,568)

Net cash provided by operating activities	2,113,388	1,772,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	20,175	287,294
Purchases of available-for-sale investments	(1,677)	(19,292)
Proceeds from sales of property and equipment	3,269	10,152
Purchases of property and equipment	(168,134)	(233,634)
Purchases of businesses and investments, net of cash acquired	(5,388)	(244,468)
Proceeds from sale of business, net of cash transferred	2,163	1,798

Net cash used in investing activities	(149,592)	(198,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	341,623	362,986
Purchases of common shares	(1,637,957)	(1,904,622)
Proceeds from long-term debt	370	4,474
Repayments of long-term debt	(1,847)	(25,608)
Proceeds from short-term borrowings	51,198	81,073
Repayments of short-term borrowings	(55,986)	(79,840)
Cash dividends paid	(70,745)	(81,453)
Excess tax benefits from share-based payment arrangements	30,856	43,332
Other, net	(44,412)	(37,504)

Net cash used in financing activities	(1,386,900)	(1,637,162)
Effect of exchange rate changes on cash and cash equivalents	(177,197)	74,771

NET INCREASE IN CASH AND CASH EQUIVALENTS	399,699	12,027
CASH AND CASH EQUIVALENTS, beginning of period	3,602,760	3,314,396

CASH AND CASH EQUIVALENTS, end of period	$4,002,459	$3,326,423

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
1. BASIS OF PRESENTATION
     The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 20, 2008. The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009. Certain prior-period amounts have been reclassified to conform to the current-period presentation.
     Accenture Ltd (“Accenture”) is a Bermuda holding company with no material assets other than Accenture SCA Class II and Class III common shares. Accenture acts as the sole general partner of the Company and owns a majority voting interest in the Company. Information regarding various aspects of the activities of Accenture are described in these notes as they affect the financial results and conditions of the Company. On May 26, 2009, Accenture announced that its Board of Directors approved a proposed transaction in which a new parent company (Accenture plc, incorporated in Ireland) would be created for the Company (the “Change of Incorporation”). The Change of Incorporation is subject to approval by Accenture’s shareholders and will be voted on at shareholder meetings scheduled for August 5, 2009. If approved, the Company intends the Change of Incorporation to take effect on September 1, 2009. The Company will continue to report its financial results in U.S. dollars and under U.S. GAAP.
     Allowances for Client Receivables and Unbilled Services
     As of May 31, 2009 and August 31, 2008, total allowances for client receivables and unbilled services were $110,602 and $42,912, respectively. The increase was principally due to a $75,008 bad debt provision, of which $71,893 was recorded during the three months ended November 30, 2008, reflecting collectibility risks on outstanding receivables, in light of the current global economic downturn, particularly from clients in high-risk industries or with potential liquidity issues.
     Recently Adopted Accounting Pronouncements
     On December 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments and hedging activities about (i) how and why a company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and its related interpretations; and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The Company’s adoption of SFAS 161 did not have a material impact on its Consolidated Financial Statements. For additional information, see Note 8 (Derivative Financial Instruments) to these Consolidated Financial Statements.
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
2. INCOME TAXES
     Effective Tax Rate
     The Company’s effective tax rates for the three months ended May 31, 2009 and 2008 were 28.2% and 30.8%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2009 and 2008 were 27.6% and 28.4%, respectively. The effective tax rate for the three months ended May 31, 2009 is lower than the effective tax rate for the three months ended May 31, 2008 primarily as a result of higher benefits related to final determinations of prior-year tax liabilities recorded during the third quarter of fiscal 2009. The effective tax rate for the nine months ended May 31, 2009 is lower than the effective tax rate for the nine months ended May 31, 2008 primarily as a result of lower expenses related to tax rate changes and other adjustments to prior-year tax liabilities recorded in the nine months ended May 31, 2009 compared with the nine months ended May 31, 2008.
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

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2009	2008	2009	2008
Reorganization liability, beginning of period	$258,354	$309,704	$308,694	$401,228
Final determinations (1)	—	(1,093)	(23,479)	(83,204)
Changes in estimates	—	1,093	7,297	83,204

Benefit recorded	—	—	(16,182)	—
Interest expense accrued	3,176	4,355	9,454	18,489
Payments	—	—	—	(143,184)
Foreign currency translation adjustments	25,167	6,130	(15,269)	43,656

Reorganization liability, end of period	$286,697	$320,189	$286,697	$320,189

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.
     As of May 31, 2009, reorganization liabilities of $277,054 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,643 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with a resolution of all such proceedings could exceed the currently recorded amounts. As of May 31, 2009, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners are engaged in a dispute with tax authorities in connection with the corporate reorganization in 2001. These individuals and the Company intend to vigorously defend their positions.
4. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
     The components of Accumulated other comprehensive (loss) income are as follows:

	May 31,	August 31,
	2009	2008
Net unrealized (losses) gains on cash flow hedges, net of tax of $(3,566) and $4,959, respectively	$(2,103)	$11,381
Net unrealized losses on marketable securities	(545)	(689)
Foreign currency translation adjustments, net of tax of $2,412 and $1,883, respectively	(126,643)	34,860
Pension and postretirement plans, net of tax of $(27,244) and $(25,324), respectively	(40,749)	(39,424)

Accumulated other comprehensive (loss) income	$(170,040)	$6,128

     The activity related to the change in net unrealized (losses) gains on cash flow hedges, net of tax, is as follows:

May 31,
2009
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$11,381
Change in fair value, net of tax of $(17,156)	(24,114)
Reclassification adjustments into earnings, net of tax of $8,631	10,630

Net unrealized losses on cash flow hedges, net of tax, end of period	$(2,103)

     Comprehensive income was as follows:

	May 31,	May 31,
	2009	2008
Three months ended	$737,143	$606,784
Nine months ended	1,437,560	1,690,224
5. BUSINESS COMBINATIONS AND GOODWILL
     The changes in the carrying amount of goodwill by reportable operating segment are as follows:

			Foreign
			Currency
	August 31,	Additions/	Translation	May 31,
	2008	Adjustments	Adjustments	2009
Communications & High Tech	$163,386	$(2,676)	$(9,424)	$151,286
Financial Services	143,380	47	(4,955)	138,472
Products	329,332	402	(10,898)	318,836
Public Service	134,895	70	(3,033)	131,932
Resources	68,964	737	(6,479)	63,222

Total	$839,957	$(1,420)	$(34,789)	$803,748

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
6. RETIREMENT PLANS
     In the United States and certain other countries, the Company maintains and administers retirement plans and postretirement medical plans for certain current, retired and resigned employees. The components of net periodic pension and postretirement benefits expense are as follows:

	Pension Benefits
	Three Months Ended May 31,
	2009		2008
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$4,569	$9,930	$8,327	$11,244
Interest cost	15,595	7,668	14,989	8,276
Expected return on plan assets	(15,761)	(6,869)	(17,638)	(9,017)
Amortization of loss (gain)	393	(290)	479	(390)
Amortization of prior service cost (credits)	52	(134)	68	423
Curtailment loss (gain)	—	501	—	(496)
Special termination benefits charge	—	—	—	657

Total	$4,848	$10,806	$6,225	$10,697

	Pension Benefits
	Nine Months Ended May 31,
	2009		2008
Components of pension benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$13,709	$31,726	$24,977	$35,576
Interest cost	46,783	24,042	44,965	24,866
Expected return on plan assets	(47,281)	(22,044)	(52,914)	(26,959)
Amortization of loss (gain)	1,181	(890)	1,439	(1,111)
Amortization of prior service cost (credits)	158	(411)	208	653
Curtailment loss (gain)	—	501	(13,898)	(496)
Special termination benefits charge	—	—	—	657

Total	$14,550	$32,924	$4,777	$33,186

	Postretirement Benefits
	Three Months Ended May 31,
	2009		2008
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1,892	$185	$1,744	$358
Interest cost	1,869	393	1,653	458
Expected return on plan assets	(371)	—	(409)	—
Amortization of transitional obligation	20	—	20	—
Amortization of (gain) loss	—	(62)	—	18
Amortization of prior service credits	(201)	(171)	(199)	(212)
Curtailment gain	—	(231)	—	—

Total	$3,209	$114	$2,809	$622

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

	Postretirement Benefits
	Nine Months Ended May 31,
	2009		2008
Components of postretirement benefits expense	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$5,676	$640	$5,232	$1,083
Interest cost	5,607	1,220	4,959	1,381
Expected return on plan assets	(1,113)	—	(1,227)	—
Amortization of transitional obligation	60	—	60	—
Amortization of (gain) loss	—	(83)	—	57
Amortization of prior service credits	(601)	(536)	(601)	(633)
Curtailment gain	—	(231)	—	—

Total	$9,629	$1,010	$8,423	$1,888

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
     The Company’s share purchase activity during the nine months ended May 31, 2009 was as follows:

			Accenture SCA Class I, II and III
	Accenture Ltd Class A		Common Shares and Accenture Canada
	Common Shares		Holdings Inc. Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Accenture SCA Class I common shares	—	$—	21,934,891	$690,462	21,934,891	$690,462
Accenture Canada Holdings Inc. exchangeable shares	—	—	244,478	7,698	244,478	7,698
Other purchases (1)	2,471,116	87,611	—	—	2,471,116	87,611
Inter-company redemptions of SCA Class II common shares and SCA Class III common shares (2)	—	—	36,514,259	859,687	36,514,259	859,687

Total	2,471,116	$87,611	58,693,628	$1,557,847	61,164,744	$1,645,458

(1)	During the nine months ended May 31, 2009, as authorized under Accenture’s various employee equity share plans, Accenture and the Company acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(2)	On November 17, 2008, the Company redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture for total consideration of $315,202, which included a cash outlay of approximately $307,701. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. During the nine months ended May 31, 2009, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, the Company redeemed 18,128,004 Accenture SCA Class III common shares held by Accenture for consideration of approximately $544,484.
     As of May 31, 2009, the Company’s aggregate available authorization was $1,260,314 for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
Other Share Redemptions
     During the nine months ended May 31, 2009, Accenture issued 1,125,645 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows Accenture, at the Company’s option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by the Company’s senior executives, former executives and their permitted transferees.
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
Class III Common Shares
     Accenture SCA Class III common shares, including the lettered sub-series of this class have a par value of 1.25 euros per share. Information related to all class III shares is as follows:

		May 31, 2009		August 31, 2008
Title of Issuance	Authorized	Issued Shares	Amount	Issued Shares	Amount
Class III	9,782,549,738	664,772,299	$759,454	631,538,942	$717,681
Class III-A	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-B	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-C	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-D	10,000,000	10,000,000	10,870	10,000,000	10,870
Class III-E	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-F	15,000,000	15,000,000	16,304	15,000,000	16,304
Class III-G	20,000,000	20,000,000	21,739	20,000,000	21,739
Class III-H	25,000,000	25,000,000	27,174	25,000,000	27,174
Class III-I	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-J	5,000,000	5,000,000	5,435	5,000,000	5,435
Class III-K	16,050,000	16,050,000	18,074	16,050,000	18,074
Class III-L	5,025,720	5,025,720	5,540	5,025,720	5,540
Class III-M	68,626,707	68,626,707	78,398	68,626,707	78,398
Class III-N	12,747,835	12,747,835	18,301	12,747,835	18,301

Total	10,000,000,000	882,222,561	$1,004,768	848,989,204	$962,995

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
     Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $37,021 as of May 31, 2009. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
the financial institutions with which it does business.
     The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of May 31, 2009 was $22,657.
     The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	May 31,		August 31,
	2009		2008
	Notional	Fair	Notional	Fair
	Value	Value	Value	Value
Foreign currency forward contracts:
To sell	$271,773	$262	$211,230	$(163)
To buy	1,734,767	14,102	1,632,742	15,604
Cash Flow Hedges
     Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward exchange contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges in accordance with SFAS 133. As of May 31, 2009, the Company held no derivatives that were designated as fair value or net investment hedges.
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
     For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive (loss) income as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. Amounts reclassified into Cost of services for the three and nine months ended May 31, 2009 were $3,446 and $10,630, respectively, net of taxes. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statement and for the three and nine months ended May 31, 2009 was not material. As of May 31, 2009, amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive (loss) income totaled $(2,103), net of taxes, of which $(2,160) is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges during the nine months ended May 31, 2009.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
     The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

May 31,
2009
Assets
Other current assets	$8,132
Other non-current assets	6,117

Total	$14,249

Liabilities
Other accrued liabilities	$13,965
Other non-current liabilities	5,953

Total	$19,918

Other Derivatives
     The Company also uses foreign currency forward exchange contracts, which have not been designated as hedges under SFAS 133, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives are recorded in Other income (expense), net in the Consolidated Income Statement and were $61,497 and $19,916 for the three and nine months ended May 31, 2009, respectively.
     The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

May 31,
2009
Other current assets	$22,772
Other accrued liabilities	2,739
     For additional information related to derivative financial instruments, see Note 4 (Accumulated Other Comprehensive (Loss) Income) and Note 9 (Fair Value Measurements) to these Consolidated Financial Statements.
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
     SFAS 157 establishes a three-level hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The fair-value hierarchy requires the use of observable market data when available and consists of the following levels:
•	Level 1 — Quoted prices for identical instruments in active markets;

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
     The Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2009 are as follows:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments	$—	$9,459	$—	$9,459
Investments	—	9,168	—	9,168
Derivative financial instruments	—	37,021	—	37,021

Total	$—	$55,648	$—	$55,648

Liabilities
Derivative financial instruments	$—	$22,657	$—	$22,657

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
     Holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, require Avanade to redeem shares of its stock at fair value. Had the Company reflected the fair value of Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock (the “Values”) as of May 31, 2009 and August 31, 2008, the Company’s Minority interest would have been $158,233 and $223,234, respectively. On September 1, 2009, upon adoption of SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” the Company will be required to report any noncontrolling interests (previously referred to as minority interests) as a separate component of Consolidated Shareholders’ Equity and record the Values within noncontrolling interests.
     The Company has various agreements in which it may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which the Company customarily agrees to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by the Company under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by the Company and to dispute resolution procedures specified in the particular contract. Further, the Company’s

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
obligations under these agreements may be limited in terms of time and/or amount and, in some instances, the Company may have recourse against third parties for certain payments made by the Company. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the Company’s obligations and the unique facts of each particular agreement. Historically, the Company has not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2009, management was not aware of any obligations arising under such indemnification contracts that would require material payments.
     From time to time, the Company enters into contracts with clients whereby it has joint and several liability with other participants and/or third parties providing related services and products to clients. Under these arrangements, the Company and other parties may assume some responsibility to the client or a third party for the performance of others under the terms and conditions of the contract with or for the benefit of the client or in relation to the performance of certain contractual obligations. In some arrangements, the extent of the Company’s obligations for the performance of others is not expressly specified. As of May 31, 2009, the Company estimates that it had assumed an aggregate potential liability of approximately $1,416,000 to its clients for the performance of others under arrangements described in this paragraph. These contracts typically provide recourse provisions that would allow the Company to recover from the other parties all but approximately $17,000 if the Company is obligated to make payments to the clients that are the consequence of a performance default by the other parties. The Company has assessed the current status of performance/payment risk related with certain contractual obligations and believes that any potential payments would be immaterial to the Consolidated Financial Statements, as a whole. To date, the Company has not been required to make any significant payments under any of the contracts described in this paragraph.
Legal Contingencies
     As of May 31, 2009, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)
11. SEGMENT REPORTING
     The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Products, Public Service and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2009		2008
	Net	Operating	Net	Operating
	Revenues	Income	Revenues	Income
Communications & High Tech	$1,155,599	$173,178	$1,387,790	$161,332
Financial Services	1,026,946	134,384	1,302,942	189,690
Products	1,307,684	188,870	1,611,009	253,070
Public Service	744,534	98,560	756,348	98,536
Resources	904,699	137,048	1,037,785	159,526
Other	5,631	—	6,185	—

Total	$5,145,093	$732,040	$6,102,059	$862,154

	Nine Months Ended May 31,
	2009		2008
	Net	Operating	Net	Operating
	Revenues	Income	Revenues	Income
Communications & High Tech	$3,713,073	$504,486	$4,038,933	$474,290
Financial Services	3,305,729	387,791	3,756,135	512,006
Products	4,244,205	593,845	4,522,867	634,001
Public Service	2,207,986	289,986	2,139,830	189,357
Resources	2,937,194	448,171	2,912,342	416,956
Other	22,727	—	17,179	—

Total	$16,430,914	$2,224,279	$17,387,286	$2,226,610

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
     The current global economic downturn continues to be widespread and has led to economic contraction in many industries and geographies where we operate. It is also impacting the needs of our clients and the revenues in our consulting and outsourcing businesses. These changing demand patterns have had and will likely continue to have an adverse effect on our new contract bookings and revenues.
     Revenues before reimbursements (“net revenues”) for the three months ended May 31, 2009 and 2008 were $5.15 billion and $6.10 billion, respectively, a decrease of 16% in U.S. dollars and 4% in local currency. Net revenues for the nine months ended May 31, 2009 and 2008 were $16.43 billion and $17.39 billion, respectively, a decrease of 6% in U.S. dollars and an increase of 3% in local currency.
     In our consulting business, net revenues for the three months ended May 31, 2009 and 2008 were $2.95 billion and $3.70 billion, respectively, a decrease of 20% in U.S. dollars and 9% in local currency. Consulting net revenues for the nine months ended May 31, 2009 and 2008 were $9.64 billion and $10.51 billion, respectively, a decrease of 8% in U.S. dollars and flat in local currency. Since January 2009, the global economic downturn has led to lower current demand for new consulting services. Many clients are focused on initiatives designed to deliver near- and medium-term cost savings and performance improvement and we are focused on helping them to drive programs to support these objectives. Some clients are exercising caution and seeking flexibility in launching new large consulting commitments and instead shifting to a more phased approach to contracting work. Certain clients are slowing the pace of on-going projects and/or deferring decisions to expand scope beyond current commitments. In addition, we are experiencing pricing pressures from some clients and in response are shifting to lower cost resources at reduced price levels.
     In our outsourcing business, net revenues for the three months ended May 31, 2009 and 2008 were $2.19 billion and $2.40 billion, respectively, a decrease of 9% in U.S. dollars and an increase of 3% in local currency. Outsourcing net revenues for the nine months ended May 31, 2009 and 2008 were $6.79 billion and $6.88 billion, respectively, a decrease of 1% in U.S. dollars and an increase of 7% in local currency. In response to client requests for price concessions and more favorable contract terms, we are shifting to lower cost resources at a reduced price level, while protecting and/or improving our gross margin. In addition, we are experiencing a lower volume of scope expansions on existing contracts. Client consolidations and strategy changes have also resulted in more contract terminations and restructuring, primarily in the financial services industry. Despite these factors, which are impacting new bookings and revenue growth, overall outsourcing new bookings continue to be solid, as clients seek to reduce operating costs and achieve sustained operational improvement.
     As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. During the majority of fiscal 2008, the U.S. dollar weakened against many currencies, resulting in favorable currency translation and greater reported U.S. dollar revenues. However, beginning in the fourth quarter of fiscal 2008, the U.S. dollar began to strengthen against many currencies. This trend has continued during the first three quarters of fiscal 2009 and resulted in an unfavorable currency translation and U.S. dollar revenue growth that was approximately 12% and 9% lower than our growth in local currency for the three and nine months ended May 31, 2009, respectively. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2009, we estimate the foreign-exchange impact on our full fiscal 2009 revenue growth will be approximately 8% lower growth in U.S. dollars, compared with our growth in local currency. In the future, if the U.S. dollar weakens against other currencies, our revenue growth in U.S. dollars may be higher.
     The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with the growth of new outsourcing contracts. Utilization represents the percentage of our professionals’ time spent on billable consulting work. Utilization for the third quarter of fiscal 2009 was approximately 83%, flat with the second quarter of fiscal 2009 and in the range we expect. Utilization for the third quarter of fiscal 2008 was approximately 85%. Sales and marketing expense is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space, which we seek to manage, as a percentage of revenues, at levels consistent with or lower than levels in prior-year periods. Operating expenses also may include reorganization costs and benefits, which may vary substantially from year to year.
     Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the three months ended May 31, 2009 and 2008 was 32.5% and 31.5%, respectively. Gross margin for the nine months ended May 31, 2009 and 2008 was 31.5% and 30.4%, respectively. The increase for both periods was driven by improved overall outsourcing contract profitability.
     Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. Particularly in light of the current economic environment, we continue to monitor and manage our costs closely. We aggressively plan and manage our payroll costs and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses.
     We monitor our current and projected future demand and have reduced our headcount to approximately 177,000 as of May 31, 2009, compared with more than 186,000 as of August 31, 2008. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2009 was 8%, compared to 16% in the third quarter of fiscal 2008. In addition, we evaluate voluntary attrition and have used increased involuntary terminations and reduced levels of new hiring as means to keep our supply of skills and resources in balance with client demand. Our margins could be adversely affected if we are unable to manage headcount, attrition and severance costs, recover increases in compensation and/or effectively assimilate and utilize new employees.
     Sales and marketing and general and administrative costs as a percentage of net revenues for the three months ended May 31, 2009 and 2008 were 18.2% and 17.3%, respectively. Sales and marketing and general and administrative costs as a percentage of net revenues for the nine months ended May 31, 2009 and 2008 were 18.0% and 17.5%, respectively. The increase as a percentage of net revenues for the nine months ended May 31, 2009 was primarily due to an increase in the bad debt provision of $75 million, or 0.5% of net revenues, of which $72 million was recorded during the three months ended November 30, 2008. This reflects our best estimate of collectibility risks on outstanding receivables, in light of the current global economic downturn, particularly from clients in high risk industries or with potential liquidity issues. The increase for the three months ended May 31, 2009 was due to higher selling costs as a percentage of net revenues and general and administrative costs declining at a rate lower than that of our net revenues. We continue to review our cost structure and capabilities to position the Company for the future.
     Operating income for the three months ended May 31, 2009 and 2008 was $732 million and $862 million, respectively. Operating margin (Operating income as a percentage of Net revenues) for the three months ended May 31, 2009 and 2008 was 14.2% and 14.1%, respectively. Operating income for the nine months ended May 31, 2009 and 2008 was $2,224 million and $2,227 million, respectively. Operating margin for the nine months ended May 31, 2009 and 2008 was 13.5% and 12.8%, respectively.
     Our Operating income is also affected by currency exchange-rate fluctuations on revenues and costs. Due to the significant strengthening of the U.S. dollar against many other currencies, this impact was unfavorable during the nine months ended May 31, 2009. Most of our costs are incurred in the same currency as the related revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, by using currency protection provisions in our customer contracts and through our hedging programs. We estimate that the aggregate percentage impact of foreign exchange rates on our operating expenses is similar to that disclosed for Net revenues. For more information on our hedging programs, see Note 8 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Bookings and Backlog
     New contract bookings for the three months ended May 31, 2009 were $6.57 billion, with consulting bookings of $3.21 billion and outsourcing bookings of $3.36 billion. New contract bookings for the nine months ended May 31, 2009 were $18.36 billion, with consulting bookings of $9.91 billion and outsourcing bookings of $8.45 billion. As a percentage of our outsourcing bookings, we have recorded an increase in new contract bookings that include contract extensions, which will primarily result in revenues beyond fiscal 2010.

     We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending particularly on the timing of the signing of a small number of large outsourcing contracts. Current consulting bookings reflect a trend of shorter contracts with more focused scope. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and additions to existing contracts. Subsequent terminations, extensions and other matters may affect the amount of bookings previously reported. New contract bookings are recorded using then existing currency exchange rates and are not subsequently adjusted for currency fluctuations.
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

Results of Operations for the Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent	Percent of Total Net
				Increase	Revenues for the
	Three Months Ended		Percent	(Decrease)	Three Months Ended
	May 31,		Decrease	Local	May 31,
	2009	2008	US$	Currency	2009	2008
	(in millions)
OPERATING GROUPS
Communications & High Tech	$1,156	$1,388	(17)%	(5)%	22%	23%
Financial Services	1,027	1,303	(21)	(9)	20	21
Products	1,308	1,611	(19)	(8)	25	27
Public Service	745	756	(2)	8	15	12
Resources	905	1,038	(13)	1	18	17
Other	6	6	n/m	n/m	—	—

TOTAL NET REVENUES (1)	5,145	6,102	(16)%	(4)%	100%	100%

Reimbursements	392	491	(20)

TOTAL REVENUES	$5,537	$6,593	(16)%

GEOGRAPHIC REGIONS
Americas	$2,265	$2,527	(10)%	(6)%	44%	41%
EMEA (2)	2,342	3,032	(23)	(5)	46	50
Asia Pacific	539	543	(1)	10	10	9

TOTAL NET REVENUES (1)	$5,145	$6,102	(16)%	(4)%	100%	100%

TYPE OF WORK
Consulting	$2,955	$3,701	(20)%	(9)%	57%	61%
Outsourcing	2,190	2,401	(9)	3	43	39

TOTAL NET REVENUES	$5,145	$6,102	(16)%	(4)%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, the Middle East and Africa.
     Net Revenues
     Our business has been affected by the continuing global economic downturn, as many clients continue to delay new large consulting commitments, slow the pace of on-going projects and reduce requests for incremental projects. As a result, all of our operating groups experienced either a decline in or lower growth in consulting revenues in local currency, and most of our operating groups experienced lower growth in outsourcing revenues in local currency during the three months ended May 31, 2009, compared with the three months ended May 31, 2008.
     The following net revenues by operating group commentary discusses local currency net revenues changes for the three months ended May 31, 2009 compared to the three months ended May 31, 2008:
•	Communications & High Tech net revenues decreased 5% in local currency. Consulting revenues declined 15% in local currency, primarily due to substantial declines across all industry groups in the Americas region and in Electronics & High Tech and Media & Entertainment in the EMEA region, while the Asia Pacific region was relatively flat in the quarter. Outsourcing revenues increased 7% in local currency, primarily driven by growth across all industry groups in the Americas and Asia Pacific regions and in Electronics & High Tech in the EMEA region. This growth was partially offset by an outsourcing decline in Communications in the EMEA region.

•	Financial Services net revenues decreased 9% in local currency. Consulting revenues declined 13% in local currency, primarily due to declines in Banking in the EMEA region and, to a lesser extent, in Insurance and Capital Markets in the Americas region. These declines were partially offset by consulting growth in Banking in the Americas region. Outsourcing revenues declined 2% in local currency, primarily due to declines in Capital Markets in the Americas region and in Insurance in the EMEA region. These declines were partially offset by outsourcing growth in Insurance in the Americas and Asia Pacific regions. Client consolidations and strategy changes in the financial services industry have resulted in some outsourcing contract terminations, which have had a negative impact on our revenues.
•	Products net revenues decreased 8% in local currency. Consulting revenues declined 16% in local currency, primarily due to significant declines in the Americas region across all industry groups except Consumer Goods & Services and in the EMEA region across all industry groups except Retail. Outsourcing revenues increased 5% in local currency, primarily driven by growth in Consumer Goods & Services across all geographic regions and in Retail in the EMEA region, partially offset by a decline in Retail in the Americas region.
•	Public Service net revenues increased 8% in local currency. Consulting revenues increased 12% in local currency, primarily driven by growth in the Americas region, partially offset by a decline in the EMEA region. Outsourcing revenues increased 2% in local currency, primarily driven by growth in the EMEA region, partially offset by a decline in the Americas region.
•	Resources net revenues increased 1% in local currency. Consulting revenues decreased 1% in local currency, primarily due to declines in Utilities in the Americas region, in Chemicals, Energy and Natural Resources in the EMEA region and in Energy in the Asia Pacific region. These declines were largely offset by consulting growth in Utilities in the EMEA region, in Natural Resources and Utilities in the Asia Pacific region and in Energy in the Americas region. Outsourcing revenues increased 4% in local currency, driven by growth in Utilities in the EMEA region.
     In the Americas region, we recorded net revenues of $2,265 million for the three months ended May 31, 2009, compared with $2,527 million for the three months ended May 31, 2008, a decrease of 10% in U.S. dollars and 6% in local currency. We experienced declines in local currency in the United States and Canada, partially offset by strong growth in Brazil.
     In the EMEA region, we recorded net revenues of $2,342 million for the three months ended May 31, 2009, compared with $3,032 million for the three months ended May 31, 2008, a decrease of 23% in U.S. dollars and 5% in local currency. In general, we experienced declines in local currency across much of the EMEA region, particularly in the United Kingdom, Spain, Switzerland and Sweden. These declines were offset by strong growth in Germany and the Netherlands.
     In the Asia Pacific region, we recorded net revenues of $539 million for the three months ended May 31, 2009, compared with $543 million for the three months ended May 31, 2008, a decrease of 1% in U.S. dollars and an increase of 10% in local currency. Growth in local currency was principally driven by our business in Singapore, Australia and Japan.
     Operating Expenses
     Operating expenses for the three months ended May 31, 2009 were $4,805 million, a decrease of $926 million, or 16%, from the three months ended May 31, 2008, and decreased as a percentage of revenues to 86.8% from 86.9% during this period. Operating expenses before reimbursable expenses for the three months ended May 31, 2009 were $4,413 million, a decrease of $827 million, or 16%, from the three months ended May 31, 2008, and decreased as a percentage of net revenues to 85.8% from 85.9% during this period.
     Cost of Services
     Cost of services for the three months ended May 31, 2009 was $3,867 million, a decrease of $804 million, or 17%, from the three months ended May 31, 2008, and decreased as a percentage of revenues to 69.8% from 70.8% during this period. Cost of services before reimbursable expenses for the three months ended May 31, 2009 was $3,474 million, a decrease of $705 million, or 17%, from the three months ended May 31, 2008, and decreased as a percentage of net revenues to 67.5% from 68.5% during this period. Gross margin for the three months ended May 31, 2009 increased to 32.5% from 31.5% over this period. The increase in gross margin was driven by improved outsourcing contract profitability.
     Sales and Marketing
     Sales and marketing expense for the three months ended May 31, 2009 was $525 million, a decrease of $81 million, or 13%, from the three months ended May 31, 2008, and increased as a percentage of net revenues to 10.2% from 9.9% over this period. This slight increase was primarily due to higher selling costs as a percentage of net revenues.

     General and Administrative Costs
     General and administrative costs for the three months ended May 31, 2009 were $411 million, a decrease of $40 million, or 9%, from the three months ended May 31, 2008, and increased as a percentage of net revenues to 8.0% from 7.4% over this period. This increase was primarily due to these costs declining at a rate lower than that of our net revenues.
     Operating Income and Operating Margin
     Operating income for the three months ended May 31, 2009 was $732 million, a decrease of $130 million, or 15%, from the three months ended May 31, 2008, and increased as percentage of net revenues to 14.2% from 14.1% over this period. Operating income and operating margin for each of the operating groups was as follows:

	Three Months Ended May 31,
	2009		2008
	Operating	Operating	Operating	Operating	Increase
	Income	Margin	Income	Margin	(Decrease)
			(in millions)
Communications & High Tech	$173	15%	$161	12%	$12
Financial Services	134	13	190	15	(56)
Products	189	14	253	16	(64)
Public Service	99	13	99	13	—
Resources	137	15	159	15	(22)

Total	$732	14.2%	$862	14.1%	$(130)

     While we have seen our net revenues contract, due to both the current global economic downturn and significant foreign-exchange rate fluctuations, we have improved our gross margins by focusing on contract profitability, particularly in our outsourcing business. This improvement was partially offset by higher selling costs as a percentage of net revenues and also general and administrative costs, which declined at a rate lower than that of our net revenues. During the three months ended May 31, 2009, we estimate that the aggregate percentage impact of foreign exchange rates on our operating income is similar to that disclosed for net revenues. The operating group commentary below provides additional insight into operating group performance and operating margin for the three months ended May 31, 2009, compared to the three months ended May 31, 2008, exclusive of foreign-exchange rate impact.
•	Communications & High Tech operating income increased due to improved outsourcing and consulting contract margins and lower year-over-year impacts related to delivery inefficiencies on a consulting contract, partially offset by consulting revenue declines.
•	Financial Services operating income decreased, primarily due to consulting and outsourcing revenue declines and a lower proportion of high-margin consulting work, partially offset by improved outsourcing and consulting contract margins.
•	Products operating income decreased due to consulting revenue declines and higher selling costs as a percentage of net revenues, partially offset by improved outsourcing contract margins.
•	Public Service operating income was flat compared with fiscal 2008 and there were no significant drivers impacting operating income, other than foreign-exchange impact.
•	Resources operating income was flat compared with fiscal 2008 as improved outsourcing contract margins were offset by higher selling costs as a percentage of net revenues.
     Interest Income
     Interest income for the three months ended May 31, 2009 was $9 million, a decrease of $15 million, or 64%, from the three months ended May 31, 2008. The decrease was primarily due to lower interest rates.

     Other Income, net
     Other income, net for the three months ended May 31, 2009 was $11 million, an increase of $14 million over the three months ended May 31, 2008. The increase was primarily driven by an increase in net foreign currency exchange gains.
     Provision for Income Taxes
     The effective tax rates for the three months ended May 31, 2009 and 2008 were 28.2% and 30.8%, respectively. The effective tax rate for the three months ended May 31, 2009 is lower than the effective tax rate for the three months ended May 31, 2008 primarily as a result of higher benefits related to final determinations of prior-year tax liabilities recorded during the third quarter of fiscal 2009.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2009 annual effective tax rate to be in the range of 27% to 29%. The fiscal 2008 annual effective tax rate was 29.3%.
Results of Operations for the Nine Months Ended May 31, 2009 Compared to the Nine Months Ended May 31, 2008
     Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

				Percent	Percent of Total Net
			Percent	Increase	Revenues for the
	Nine Months Ended		Increase	(Decrease)	Three Months Ended
	May 31,		(Decrease)	Local	May 31,
	2009	2008	US$	Currency	2009	2008
	(in millions)
OPERATING GROUPS
Communications & High Tech	$3,713	$4,039	(8)%	(1)%	23%	23%
Financial Services	3,306	3,756	(12)	(4)	20	22
Products	4,244	4,523	(6)	2	26	26
Public Service	2,208	2,140	3	10	13	12
Resources	2,937	2,912	1	11	18	17
Other	23	17	n/m	n/m	—	—

TOTAL NET REVENUES	16,431	17,387	(6)%	3%	100%	100%

Reimbursements	1,235	1,366	(10)

TOTAL REVENUES	$17,666	$18,753	(6)%

GEOGRAPHIC REGIONS
Americas	$7,139	$7,169	—	3%	44%	41%
EMEA	7,629	8,706	(12)	—	46	50
Asia Pacific	1,662	1,512	10	15	10	9

TOTAL NET REVENUES (1)	$16,431	$17,387	(6)%	3%	100%	100%

TYPE OF WORK
Consulting	$9,642	$10,511	(8)%	—	59%	60%
Outsourcing	6,789	6,876	(1)	7	41	40

TOTAL NET REVENUES	$16,431	$17,387	(6)%	3%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.
     Net Revenues
     Since January 2009, our business has been affected by the continuing global economic downturn, as many clients continue to delay new large consulting commitments, slow the pace of on-going projects and reduce requests for incremental projects. As a result, most of our operating groups experienced either a decline in or lower growth in consulting revenues in local currency and most of our operating groups experienced lower growth in outsourcing revenues in local currency during the nine months ended May 31, 2009, compared with the nine months ended May 31, 2008.

     The following net revenues by operating group commentary discusses local currency net revenues changes for the nine months ended May 31, 2009 compared to the nine months ended May 31, 2008:
•	Communications & High Tech net revenues decreased 1% in local currency. Consulting revenues declined 6% in local currency due to declines across all industry groups in the Americas and EMEA regions. These declines were partially offset by consulting growth across all industry groups in the Asia Pacific region. Outsourcing revenues increased 6% in local currency, primarily driven by growth across all industry groups in the Asia Pacific region and in Electronics & High Tech and Media & Entertainment in the EMEA region.
•	Financial Services net revenues decreased 4% in local currency. Consulting revenues declined 10% in local currency, primarily due to declines in Banking in the EMEA region and, to a lesser extent, in Insurance and Capital Markets in the Americas region. These declines were partially offset by consulting growth in Banking in the Americas region and in Capital Markets in the EMEA region. Outsourcing revenues increased 6% in local currency, primarily driven by growth in Banking in the EMEA region and in Insurance in the Americas and Asia Pacific regions, partially offset by declines in Capital Markets in the Americas region. Client consolidations and strategy changes in the financial services industry have resulted in a number of outsourcing contract terminations, which have had a negative impact on our revenues.
•	Products net revenues increased 2% in local currency. Consulting revenues declined 4% in local currency, primarily due to declines in Retail in the Americas and Asia Pacific regions and in the EMEA region in Consumer Goods & Services, Automotive and Transportation & Travel Services. These declines were partially offset by consulting growth in Consumer Goods & Services and Health & Life Sciences in the Americas and Asia Pacific regions and in Retail in the EMEA region. Outsourcing revenues increased 11% in local currency, primarily driven by growth in Consumer Goods & Services and Health & Life Sciences across all geographic regions and in Transportation & Travel Services in the EMEA region.
•	Public Service net revenues increased 10% in local currency. Consulting revenues increased 14% in local currency, primarily driven by growth in the Americas region. Outsourcing revenues increased 3% in local currency, primarily driven by growth in the EMEA region, partially offset by a decline in the Americas region.
•	Resources net revenues increased 11% in local currency. Consulting revenues increased 12% in local currency, primarily driven by growth in Utilities in the EMEA region, in Natural Resources across all geographic regions and in Energy and Chemicals in the Americas region, partially offset by a decline in Chemicals in the EMEA region. Outsourcing revenues increased 9% in local currency, primarily driven by growth in Utilities in the EMEA and Americas regions.
     In the Americas region, we recorded net revenues of $7,139 million for the nine months ended May 31, 2009, compared with $7,169 million for the nine months ended May 31, 2008, flat in U.S. dollars and an increase of 3% in local currency. Growth in local currency was driven by strong growth in Brazil and a moderate increase in the United States, partially offset by a decline in Canada.
     In the EMEA region, we recorded net revenues of $7,629 million for the nine months ended May 31, 2009, compared with $8,706 million for the nine months ended May 31, 2008, a decrease of 12% in U.S. dollars and flat in local currency. In general, growth moderated across the EMEA region, driven by declines in local currency in the United Kingdom, Switzerland, Ireland, Spain and Sweden. These declines were offset by strong growth in local currency in the Netherlands, Denmark, Norway and South Africa and solid growth in Germany.
     In the Asia Pacific region, we recorded net revenues of $1,662 million for the nine months ended May 31, 2009, compared with $1,512 million for the nine months ended May 31, 2008, an increase of 10% in U.S. dollars and 15% in local currency. Growth in local currency was principally driven by our business in Australia, Japan and Singapore.
     Operating Expenses
     Operating expenses for the nine months ended May 31, 2009 were $15,441 million, a decrease of $1,085 million, or 7%, from the nine months ended May 31, 2008, and decreased as a percentage of revenues to 87.4% from 88.1% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2009 were $14,207 million, a decrease of $954 million, or 6%, from the nine months ended May 31, 2008, and decreased as a percentage of net revenues to 86.5% from 87.2% during this period.

     Cost of Services
     Cost of services for the nine months ended May 31, 2009 was $12,485 million, a decrease of $987 million, or 7%, from the nine months ended May 31, 2008, and decreased as a percentage of revenues to 70.7% from 71.8% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2009 was $11,250 million, a decrease of $856 million, or 7%, from the nine months ended May 31, 2008, and decreased as a percentage of Net revenues to 68.5% from 69.6% during this period. Gross margin for the nine months ended May 31, 2009 increased to 31.5% from 30.4% over this period. The increase in gross margin was driven by improved overall contract profitability, particularly in outsourcing, including absorption of annual compensation increases that were effective September 1, 2008.
     Sales and Marketing
     Sales and marketing expense for the nine months ended May 31, 2009 was $1,607 million, a decrease of $58 million, or 3%, from the nine months ended May 31, 2008, and increased as a percentage of net revenues to 9.8% from 9.6% over this period.
     General and Administrative Costs
     General and administrative costs for the nine months ended May 31, 2009 were $1,356 million, a decrease of $15 million, or 1%, from the nine months ended May 31, 2008, and increased as a percentage of net revenues to 8.2% from 7.9% over this period. The increase as a percentage of net revenues was primarily due to an increase in the bad debt provision of $75 million, or 0.5% of net revenues, reflecting our best estimate of collectibility risks on outstanding receivables, in light of the current global economic downturn.
     Operating Income and Operating Margin
     Operating income for the nine months ended May 31, 2009 was $2,224 million, a decrease of $2 million, or flat compared with the nine months ended May 31, 2008, and increased as percentage of net revenues to 13.5% from 12.8% over this period. Operating income and operating margin for each of the operating groups was as follows:

	Nine Months Ended May 31,
	2009		2008
	Operating	Operating	Operating	Operating	Increase
	Income	Margin	Income	Margin	(Decrease) (1)
	(in millions)
Communications & High Tech	$504	14%	$474	12%	$30
Financial Services	388	12	512	14	(124)
Products	594	14	634	14	(40)
Public Service	290	13	190	9	100
Resources	448	15	417	14	31

Total (1)	$2,224	13.5%	$2,227	12.8%	$(2)

(1)	May not total due to rounding.
     While we have seen our net revenues contract, due to both the current global economic downturn and significant foreign-exchange rate fluctuations, we have improved our gross margins by focusing on contract profitability, particularly in our outsourcing business. This improvement was partially offset by higher selling costs as a percentage of net revenues. In addition, each operating group recorded a portion of the $75 million bad debt provision. See “— General and Administrative Costs.” During the nine months ended May 31, 2009, we estimate that the aggregate percentage impact of foreign-exchange rates on our operating income is similar to that disclosed for net revenues. The operating group commentary below provides additional insight into operating group performance and operating margin for the nine months ended May 31, 2009, compared to the nine months ended May 31, 2008, exclusive of foreign-exchange rate and bad debt provision impacts.
•	Communications & High Tech operating income increased due to improved outsourcing contract margins. In addition, the nine months ended May 31, 2008 reflected the impact of delivery inefficiencies on a small number of consulting contracts.

•	Financial Services operating income decreased, primarily due to consulting revenue declines, a lower proportion of high-margin consulting work and higher selling costs as a percentage of net revenues, partially offset by improved outsourcing and consulting contract margins.
•	Products operating income was flat compared to fiscal 2008, as consulting revenue declines were offset by improved outsourcing contract margins.
•	Public Service operating income increased due to resolution of a contract termination and improved delivery efficiencies compared with the nine months ended May 31, 2008 and consulting revenue growth.
•	Resources operating income increased due to strong revenue growth and improved outsourcing and consulting contract margins.
     Interest Income
     Interest income for the nine months ended May 31, 2009 was $42 million, a decrease of $44 million, or 51%, from the nine months ended May 31, 2008. The decrease was primarily due to lower interest rates.
     Other Expense, net
     Other expense, net for the nine months ended May 31, 2009 was $2 million, an increase of $2 million over the nine months ended May 31, 2008.
     Provision for Income Taxes
     The effective tax rates for the nine months ended May 31, 2009 and 2008 were 27.6% and 28.4%, respectively. The effective tax rate for the nine months ended May 31, 2009 is lower than the effective tax rate for the nine months ended May 31, 2008 primarily as a result of lower expenses related to tax rate changes and other adjustments to prior-year tax liabilities recorded in the nine months ended May 31, 2009 as compared with the nine months ended May 31, 2008.
     Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2009 annual effective tax rate to be in the range of 27% to 29%. The fiscal 2008 annual effective tax rate was 29.3%.
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
     As of May 31, 2009, cash and cash equivalents of $4 billion combined with $5 million of liquid fixed-income securities that are classified as investments on our Consolidated Balance Sheet totaled $4 billion, compared with $3.6 billion as of August 31, 2008, an increase of approximately $400 million.

     Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2009	2008	Change
	(in millions)
Net cash provided by (used in):
Operating activities (1)	$2,113	$1,773	$341
Investing activities (1)	(150)	(198)	49
Financing activities (1)	(1,387)	(1,637)	250
Effect of exchange rate changes on cash and cash equivalents	(177)	75	(252)

Net increase in cash and cash equivalents (1)	$400	$12	$388

(1)	May not total due to rounding.
     Operating Activities. The $341 million increase in cash provided by operating activities was primarily due to higher net income, a decrease in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) compared with the same period in fiscal 2008 and other changes in operating assets and liabilities. Cash used in operating activities for the nine months ended May 31, 2008 also reflected a payment of $143 million to settle tax audits related to reorganization liabilities.
     Investing Activities. The $49 million decrease in cash used was primarily due to a decrease in spending on business acquisitions and lower spending on property and equipment, partially offset by a decrease in net proceeds from maturities and sales of available-for-sale investments.
     Financing Activities. The $250 million decrease in cash used was primarily due to a decrease in net purchases of common shares, partially offset by an increase in cash dividends paid. For additional information, see Note 7 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
     Borrowing Facilities
     As of May 31, 2009, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

		Borrowings
		Under
	Facility Amount	Facilities
	(in millions)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	—
Local guaranteed and non-guaranteed lines of credit	162	—

Total	$1,712	$—

     Under the borrowing facilities described above, we had an aggregate of $166 million of letters of credit outstanding as of May 31, 2009. In addition, we had total outstanding debt of $2 million as of May 31, 2009.

     Share Purchases and Redemptions
     The Board of Directors of Accenture has authorized funding for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.
     Our share purchase activity during the nine months ended May 31, 2009 was as follows:

			Accenture SCA Class I, II and III
			Common Shares and Accenture
	Accenture Ltd Class A		Canada Holdings Inc.
	Common Shares		Exchangeable Shares		Total
	Shares	Amount	Shares	Amount	Shares	Amount (1)
	(in millions, except share amounts)
Accenture SCA Class I common shares	—	$—	21,934,891	$690	21,934,891	$690
Accenture Canada Holdings Inc. exchangeable shares	—	—	244,478	8	244,478	8
Other purchases (2)	2,471,116	88	—	—	2,471,116	88
Inter-company redemptions of SCA Class II common shares and SCA Class III common shares (3)	—	—	36,514,259	860	36,514,259	860

Total	2,471,116	$88	58,693,628	$1,558	61,164,744	$1,646

(1)	May not total due to rounding.

(2)	During the nine months ended May 31, 2009, as authorized under Accenture’s various employee equity share plans, Accenture and we acquired Accenture Ltd Class A common shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under those plans.

(3)	On November 17, 2008, we redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture for total consideration of $315 million, which included a cash outlay of approximately $308 million. These redemptions were made in transactions unrelated to publicly announced share plans or programs. Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes. During the nine months ended May 31, 2009, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, we redeemed 18,128,004 Accenture SCA Class III common shares held by Accenture for consideration of approximately $544 million.
     As of May 31, 2009, Accenture’s and our aggregate available authorization was $1,260 million for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.
     Other Share Redemptions
     During the nine months ended May 31, 2009, Accenture issued 1,125,645 Accenture Ltd Class A common shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”) filed on May 15, 2007. The registration statement allows Accenture, at our option, to issue freely tradable Accenture Ltd Class A common shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.
     For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2009, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
     The following table shows the total number of covered shares held by active employees and their permitted transferees that are scheduled to be released from transfer restrictions during the fourth quarter of fiscal 2009. This table reflects all waivers granted to date and further assumes that any covered persons who are active employees as of May 31, 2009 remain actively employed through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waivers
(millions of shares)

4th Quarter Fiscal 2009	4.0
     The following table shows the total number of covered shares held by former employees and their permitted transferees that are scheduled to be released from transfer restrictions during the fourth quarter of fiscal 2009. This table reflects all waivers granted to date and further assumes that no covered persons who are active employees as of May 31, 2009 retire or resign through June 1, 2009.

Total number of Accenture Ltd Class A
common shares, Accenture SCA Class I
common shares and Accenture Canada
Holdings Inc. exchangeable shares that are
scheduled to become available for transfer
after giving effect to waivers
(millions of shares)

4th Quarter Fiscal 2009	14.9
Off-Balance Sheet Arrangements
     We have various agreements by which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification provisions are included in contracts arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against losses arising from a breach of representations related to such matters as title to assets sold, licensed or certain intellectual property rights and other matters. Payments by us under such indemnification clauses are generally conditioned on the other party making a claim. Such claims are generally subject to challenge by us and dispute resolution procedures specified in the particular contract. Furthermore, our obligations under these arrangements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of May 31, 2009, we were not aware of any obligations under such indemnification agreements that would require material payments.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the nine months ended May 31, 2009, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2008, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2008.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in Accenture SCA’s internal control over financial reporting that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, Accenture SCA’s internal control over financial reporting.
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
     As previously reported, in April 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint as amended alleges that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue or other benefits as a result of, or otherwise acted improperly in connection with, alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The suit alleges that these amounts and relationships were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. While the complaint does not allege damages with specificity, the amount sought by the DOJ will depend on the theories it pursues, and could be significant. The suit could lead to other related proceedings and actions by various agencies of the U.S. government, including potential suspension or debarment, or criminal, proceedings. The DOJ is currently conducting an additional investigation regarding certain of the alleged conduct and relationships at issue in the suit and we are cooperating with the DOJ in that investigation. We intend to defend such matters vigorously and do not believe they will have a material impact on our results of operations or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares
     The following table provides information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the third quarter of fiscal 2009.

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased	May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans	Publicly Announced
Period	Purchased (1)	per Share (2)	or Programs	Plans or Programs
Accenture SCA
March 1, 2009 — March 31, 2009
Class I common shares	110,422	$27.69	—	—
April 1, 2009 — April 30, 2009
Class I common shares	1,813,970	$28.16	—	—
May 1, 2009 — May 31, 2009
Class I common shares	3,657,215	$29.67	—	—
Total
Class I common shares (3)	5,581,607	$29.14	—	—
Accenture Canada Holdings Inc.
March 1, 2009 — March 31, 2009
Exchangeable shares	—	$—	—	—
April 1, 2009 — April 30, 2009
Exchangeable shares	48,186	$27.98	—	—
May 1, 2009 — May 31, 2009
Exchangeable shares	10,864	$29.60	—	—
Total
Exchangeable shares (3)	59,050	$28.28	—	—

(1)	During the third quarter of fiscal 2009, we acquired a total of 5,581,607 Accenture SCA Class I common shares and 59,050 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee share forfeiture.

(3)	As of May 31, 2009, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,260 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.
Purchases and redemptions of Accenture SCA Class II and Class III common shares
     Transactions involving Accenture SCA Class II and Class III common shares consist exclusively of inter-company transactions undertaken to facilitate other corporate purposes.
     On November 17, 2008, we redeemed 8,213,434 Accenture SCA Class II common shares and 10,172,821 Accenture SCA Class III common shares from Accenture in conjunction with internal transactions related to Accenture’s dividend on Accenture Ltd Class A common shares. These redemptions were made in transactions unrelated to publicly announced share plans or programs. During the nine months ended May 31, 2009, in addition to the 10,172,821 Accenture SCA Class III common shares mentioned above, we redeemed 18,128,004 Accenture SCA Class III common shares held by Accenture.
Other Transactions Related to Accenture SCA Class II and Class III common shares
     On March 31, 2009, April 30, 2009, May 19, 2009 and May 30, 2009, we transferred an aggregate of 5,225,656 Accenture SCA Class III common shares to Accenture in connection with transactions related to Accenture’s issuance of Accenture Ltd Class A common shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under Accenture’s equity compensation plans. In each case, the Accenture SCA Class III common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.
     Accenture SCA Class III common shares are convertible into Accenture SCA Class II common shares by a resolution of an extraordinary meeting of our shareholders, passed in the manner provided by our Articles of Association, at a conversion ratio of 1 Accenture SCA Class III common share for 10 Accenture SCA Class II common shares.

Purchases and redemptions of Accenture Ltd Class A common shares and Class X common shares
     The following table provides additional information relating to purchases by Accenture and the Company of Accenture Ltd Class A common shares and redemptions of Accenture Ltd Class X common shares during the third quarter of fiscal 2009. We believe that the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture Ltd Class A common shares, and purchases of these shares may affect the share price of Accenture SCA Class I common shares.

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under
	Total Number of Shares	Average Price Paid	Announced Plans or	Publicly Announced
Period	Purchased	per Share (1)	Programs (2)	Plans or Programs (3)
				(in millions)
March 1, 2009 — March 31, 2009
Class A common shares	226,397	$27.79	200,000	$1,529
Class X common shares	495,295	$0.0000225	—	—
April 1, 2009 — April 30, 2009
Class A common shares	3,919,600	$27.47	3,912,204	$1,369
Class X common shares	1,614,317	$0.0000225	—	—
May 1, 2009 — May 31, 2009
Class A common shares	176,274	$29.62	3,600	$1,260
Class X common shares	3,423,667	$0.0000225	—	—
Total
Class A common shares (2)(4)	4,322,271	$27.57	4,115,804
Class X common shares (5)	5,533,279	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee share forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture Ltd Class A common shares. During the third quarter of fiscal 2009, Accenture repurchased 4,115,804 Accenture Ltd Class A common shares under this program for an aggregate purchase price of $113 million. The open-market purchase program does not have an expiration date.

(3)	As of May 31, 2009, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,260 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture has authorized an aggregate of $11.1 billion for purchases and redemptions of Accenture Ltd Class A common shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the third quarter of fiscal 2009, Accenture and we acquired 206,467 Accenture Ltd Class A common shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture Ltd Class A common shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture Ltd Class A common shares under Accenture’s various employee equity share plans, as well as any outstanding shares forfeited by employees or former employees during the quarter.

(5)	During the third quarter of fiscal 2009, Accenture redeemed 5,533,279 Accenture Ltd Class X common shares pursuant to its bye-laws. Accenture Ltd Class X common shares are redeemable at their par value of $0.0000225 per share.
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
Date: June 26, 2009

ACCENTURE SCA
represented by its general partner,
Accenture Ltd, itself represented
by its duly authorized signatory

By:	/s/ Pamela J. Craig

Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture Ltd, general partner of Accenture SCA