Form 10-Q
period 2010-05-31
ACCENTURE SCA
filed 2010-06-25
CIK 1143908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2010

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

The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 18, 2010 was 82,631,872 (which number does not include 966,404,192 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

May 31, 2010 and August 31, 2009

(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2010	August 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,312,111	$4,541,662
Short-term investments	8,094	7,904
Receivables from clients, net	2,350,493	2,251,341
Unbilled services, net	1,165,857	1,110,444
Deferred income taxes, net	510,065	479,662
Other current assets	496,770	599,501

Total current assets	8,843,390	8,990,514

NON-CURRENT ASSETS:
Unbilled services, net	57,507	94,496
Investments	39,590	29,011
Property and equipment, net	625,534	701,144
Goodwill	805,282	825,152
Deferred contract costs	502,313	531,777
Deferred income taxes, net	707,193	745,228
Other non-current assets	336,849	338,412

Total non-current assets	3,074,268	3,265,220

TOTAL ASSETS	$11,917,658	$12,255,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$573	$594
Accounts payable	683,094	717,379
Deferred revenues	1,688,069	1,725,179
Accrued payroll and related benefits	2,409,544	2,423,883
Accrued consumption taxes	159,576	231,501
Income taxes payable	241,405	261,058
Deferred income taxes, net	25,906	21,053
Other accrued liabilities	620,887	858,312

Total current liabilities	5,829,054	6,238,959

NON-CURRENT LIABILITIES:
Long-term debt	198	361
Deferred revenues relating to contract costs	475,770	536,065
Retirement obligation	673,661	678,333
Deferred income taxes, net	72,008	71,941
Income taxes payable	1,198,083	1,102,589
Other non-current liabilities	207,484	241,280

Total non-current liabilities	2,627,204	2,630,569

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 and 10,000,000,000 shares authorized, 1,049,032,064 and 106,381,895 shares issued as of May 31, 2010 and August 31, 2009, respectively	1,704,162	119,222
Class II common shares, par value 1.25 euros per share, zero and 20,000,000,000 shares authorized, zero and 494,880,698 shares issued as of May 31, 2010 and August 31, 2009, respectively	—	567,893
Class III, including Class III-A through -N lettered sub-series common shares, par value 1.25 euros per share, zero and 10,000,000,000 shares authorized, zero and 893,162,100 shares issued as of May 31, 2010 and August 31, 2009, respectively	—	1,017,046
Restricted share units (related to Accenture plc Class A ordinary shares)	971,150	870,699
Additional paid-in capital	4,603,344	4,437,327
Treasury shares, at cost: 296,185,419 Class I common shares as of May 31, 2010; 23,922,390 Class II common shares and 279,268,707 Class III common shares as of August 31, 2009	(9,785,875)	(8,838,212)
Investment in Accenture plc shares, at cost, 33,610,155 and 37,977,064 shares as of May 31, 2010 and August 31, 2009, respectively	(1,113,932)	(1,275,426)
Retained earnings	7,288,213	6,645,428
Accumulated other comprehensive loss	(284,039)	(227,178)

Total Accenture SCA shareholders’ equity	3,383,023	3,316,799
Noncontrolling interests	78,377	69,407

Total shareholders’ equity	3,461,400	3,386,206

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,917,658	$12,255,734

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

Three and Nine Months Ended May 31, 2010 and 2009

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
REVENUES:
Revenues before reimbursements (“Net revenues”)	$5,571,017	$5,145,093	$16,129,987	$16,430,914
Reimbursements	404,478	392,255	1,131,018	1,234,605

Revenues	5,975,495	5,537,348	17,261,005	17,665,519
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	3,639,367	3,474,466	10,724,052	11,250,154
Reimbursable expenses	404,478	392,255	1,131,018	1,234,605

Cost of services	4,043,845	3,866,721	11,855,070	12,484,759
Sales and marketing	714,487	524,879	1,959,733	1,607,297
General and administrative costs	410,057	410,532	1,235,513	1,355,912
Reorganization costs (benefits), net	3,276	3,176	9,478	(6,728)

Total operating expenses	5,171,665	4,805,308	15,059,794	15,441,240

OPERATING INCOME	803,830	732,040	2,201,211	2,224,279
(Loss) gain on investments, net	(3)	(157)	29	1,084
Interest income	7,401	8,649	21,375	42,000
Interest expense	(2,061)	(3,285)	(11,061)	(9,899)
Other (expense) income, net	(5,887)	10,524	(13,779)	(2,210)

INCOME BEFORE INCOME TAXES	803,280	747,771	2,197,775	2,255,254
Provision for income taxes	239,761	211,242	647,579	623,084

NET INCOME	563,519	536,529	1,550,196	1,632,170
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,534)	(1,651)	(4,365)	(5,155)
Net income attributable to noncontrolling interests – other	(6,023)	(4,702)	(15,672)	(13,573)

NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$555,962	$530,176	$1,530,159	$1,613,442

Cash dividends per share	$0.375	$—	$1.125	$0.50

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

Nine Months Ended May 31, 2010 and 2009

(In thousands of U.S. dollars)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,550,196	$1,632,170
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	349,730	371,009
Reorganization costs (benefits), net	9,478	(6,728)
Share-based compensation expense	326,629	342,835
Deferred income taxes, net	(24,287)	1,354
Other, net	(9,507)	79,240
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(268,290)	445,037
Unbilled services, current and non-current	(134,891)	188,061
Other current and non-current assets	(21,472)	(98,119)
Accounts payable	(13,173)	(334,408)
Deferred revenues, current and non-current	126,536	(126,124)
Accrued payroll and related benefits	129,865	(389,602)
Income taxes payable, current and non-current	85,369	70,461
Other current and non-current liabilities	(266,168)	(61,798)

Net cash provided by operating activities	1,840,015	2,113,388

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	9,380	20,175
Purchases of available-for-sale investments	(11,165)	(1,677)
Proceeds from sales of property and equipment	3,083	3,269
Purchases of property and equipment	(136,613)	(168,134)
Purchases of businesses and investments, net of cash acquired	(28,530)	(5,388)
Proceeds from sale of business, net of cash transferred	—	2,163

Net cash used in investing activities	(163,845)	(149,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	285,047	341,623
Purchases of common shares	(1,226,341)	(1,637,957)
Repayments of long-term debt, net	(550)	(1,477)
Proceeds (repayments) of short-term borrowings, net	393	(4,788)
Cash dividends paid	(824,148)	(70,745)
Excess tax benefits from share-based payment arrangements	55,851	30,856
Other, net	(12,872)	(44,412)

Net cash used in financing activities	(1,722,620)	(1,386,900)
Effect of exchange rate changes on cash and cash equivalents	(183,101)	(177,197)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(229,551)	399,699
CASH AND CASH EQUIVALENTS, beginning of period	4,541,662	3,602,760

CASH AND CASH EQUIVALENTS, end of period	$4,312,111	$4,002,459

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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.

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

Allowances for Client Receivables and Unbilled Services

As of May 31, 2010 and August 31, 2009, total allowances for client receivables and unbilled services were $103,074 and $101,517, respectively.

Accumulated Depreciation

As of May 31, 2010 and August 31, 2009, total accumulated depreciation was $1,653,187 and $1,639,873, respectively.

Recently Adopted Accounting Pronouncements

On September 1, 2009, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition-related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the guidance on business combinations did not have a material impact on the Company’s Consolidated Financial Statements.

On September 1, 2009, the Company adopted guidance issued by the FASB on noncontrolling interests, which establishes accounting and reporting standards requiring the noncontrolling interest in a subsidiary (previously referred to as minority interest) to be presented as a separate component in the shareholders’ equity section of the Consolidated Balance Sheet. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. For additional information, see Note 6 (Shareholders’ Equity) to these Consolidated Financial Statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

2. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended May 31, 2010 and 2009 were 29.8% and 28.2%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2010 and 2009 were 29.5% and 27.6%, respectively. The effective tax rate for the three months ended May 31, 2010 includes lower benefits related to final determinations of prior-year tax liabilities, compared with the third quarter of fiscal 2009. This was partially offset by benefits related to changes in the geographic mix of income. The effective tax rate for the nine months ended May 31, 2010 is higher than the effective tax rate for the nine months ended May 31, 2009 primarily as a result of higher benefits related to final determinations and other adjustments to prior-year tax liabilities recorded during the nine months ended May 31, 2009. This was partially offset by benefits related to changes in the geographic mix of income.

3. RESTRUCTURING AND REORGANIZATION COSTS, NET

Restructuring

The Company’s restructuring activity was as follows:

	2009 Workforce Realignment	2009 Space Abandonment	Other Space Abandonment (1)	Nine Months Ended May 31, 2010
Restructuring liability, beginning of period	$142,068	$88,811	$34,764	$265,643
Payments made	(120,288)	(24,688)	(3,152)	(148,128)
Other (2)	(12,978)	(3,706)	(946)	(17,630)

Restructuring liability, end of period	$8,802	$60,417	$30,666	$99,885

(1)	Relates to 2002 and 2004 restructurings.

(2)	Other represents changes in estimates, imputed interest and foreign currency translation.

The restructuring liabilities as of May 31, 2010 were $99,885, of which $33,268 was included in Other accrued liabilities and $66,617 was included in Other non-current liabilities. The Company expects to pay the remaining workforce realignment liabilities within nine months. The remaining space abandonment liabilities represent the net present value of estimated obligations for operating leases on abandoned office space.

Reorganization

In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These liabilities included certain non-income tax liabilities, such as stamp taxes, as well as liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. These primarily represent unusual and disproportionate individual income tax exposures assumed by certain, but not all, of the Company’s shareholders and partners in certain tax jurisdictions specifically related to the transfer of their partnership interests in certain entities to the Company as part of the reorganization. (Prior to fiscal 2005, the Company referred to its highest-level employees with the “partner” title and the Company continues to use the term “partner” to refer to these persons in certain situations related to its reorganization and the period prior to its incorporation.) The Company identified certain shareholders and partners who may incur such unusual and disproportionate financial damage in certain jurisdictions. These include shareholders and partners who were subject to tax in their jurisdiction on items of income arising from the reorganization transaction that were not taxable for most other shareholders and partners. In addition, certain other shareholders and partners were subject to a different rate or amount of tax than other shareholders or partners in the same jurisdiction. When additional taxes are assessed on these shareholders or partners in connection with these transfers, the Company has made and intends to make payments, and in one country has contractually committed, to reimburse certain costs associated with the assessment either to the shareholder or partner, or to the taxing authority. The Company has recorded reorganization expense and the related liability where such liabilities are probable. Interest accruals are made to cover reimbursement of interest on such tax assessments.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The Company’s reorganization activity was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Reorganization liability, beginning of period	$288,118	$258,354	$296,104	$308,694
Final determinations (1)	—	—	(743)	(23,479)
Changes in estimates	—	—	—	7,297

Benefits recorded	—	—	(743)	(16,182)
Interest expense accrued	3,276	3,176	10,221	9,454
Payments	—	—	—	—
Foreign currency translation adjustments	(26,823)	25,167	(41,011)	(15,269)

Reorganization liability, end of period	$264,571	$286,697	$264,571	$286,697

(1)	Includes final agreements with tax authorities and expirations of statues of limitations.

As of May 31, 2010, reorganization liabilities of $255,067 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $9,504 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of May 31, 2010, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which are expected to result in litigation. These individuals and the Company intend to vigorously defend their positions.

4. BUSINESS COMBINATIONS AND GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2009	Additions/ Adjustments (2)	Foreign Currency Translation Adjustments	May 31, 2010
Communications & High Tech	$154,903	$992	$(11,347)	$144,548
Financial Services	140,364	1,601	(4,017)	137,948
Health & Public Service (1)	274,912	5,511	(3,759)	276,664
Products (1)	182,442	1,057	(9,151)	174,348
Resources	72,531	812	(1,569)	71,774

Total	$825,152	$9,973	$(29,843)	$805,282

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	Additions/Adjustments primarily relate to immaterial acquisitions made during the nine months ended May 31, 2010.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Accenture plc

On September 1, 2009, all of the outstanding Class A and Class X common shares of Accenture Ltd were cancelled and Accenture issued Class A and Class X ordinary shares on a one-for-one basis to the holders of the cancelled Accenture Ltd Class A and Class X common shares, as applicable. As a result, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, which were redeemable for, at the Company’s election, cash or Accenture Ltd Class A common shares based on the market price of an Accenture Ltd Class A common share at the time of the redemption, are now redeemable for, at the Company’s election, cash or Accenture plc Class A ordinary shares based on the market price of an Accenture plc Class A ordinary share at the time of redemption.

Material Transactions Affecting Shareholders’ Equity

The Company’s shareholders’ equity activity for the nine months ended May 31, 2010 was as follows:

	Class I, II and III Common Shares, Restricted Share Units and Additional Paid-in Capital	Treasury Shares	Investment in Accenture plc	Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity	Noncontrolling Interests (1)	Total Shareholders’ Equity
Balance as of August 31, 2009 (As reported)	$7,072,285	$(8,838,212)	$(1,275,426)	$6,645,428	$(227,178)	$3,376,897	$96,887	$3,473,784
Adoption of FASB guidance on noncontrolling interests (1)	(60,098)	—		—		(60,098)	(27,480)	(87,578)

Balance as of August 31, 2009 (As adjusted)	7,012,187	(8,838,212)	(1,275,426)	6,645,428	(227,178)	3,316,799	69,407	3,386,206
Net income				1,530,159		1,530,159	20,037	1,550,196
Other comprehensive loss, net of tax and reclassification adjustments					(56,861)	(56,861)	(4,143)	(61,004)
Transfer of shares from Investment in Accenture plc (2)			161,494			161,494		161,494
Purchases/redemptions of shares (2)(3)	12,476	(1,397,010)				(1,384,534)	(3,301)	(1,387,835)
Share transactions related to employee share programs, net	203,987	449,347				653,334	767	654,101
Dividends (4)	52,351			(874,123)		(821,772)	(2,376)	(824,148)
Other, net	(2,345)			(13,251)		(15,596)	(2,014)	(17,610)

Balance as of May 31, 2010	$7,278,656	$(9,785,875)	$(1,113,932)	$7,288,213	$(284,039)	$3,383,023	$78,377	$3,461,400

(1)	On September 1, 2009 the Company adopted guidance issued by the FASB on noncontrolling interests. As a result, the Company decreased Additional paid-in capital by $60,098 and Noncontrolling interests by $27,480 related to the fair value of its Avanade Inc. subsidiary’s (“Avanade”) redeemable common stock and the intrinsic value of the options on redeemable common stock as of August 31, 2009, which are now classified as Other accrued liabilities. For additional information, see Note 8 (Commitments and Contingencies) to these Consolidated Financial Statements.

(2)	During the nine months ended May 31, 2010, the Company transferred 4,353,339 Accenture plc Class A ordinary shares with a value of $161,494 to Accenture. As consideration, the Company received 4,353,339 Accenture SCA Class I common shares with a value of $161,494 from Accenture, which are included in purchases/redemptions of shares. These redemptions were made in transactions unrelated to publicly announced share plans or programs. This transaction was undertaken to facilitate other corporate purposes and included no cash outlay.

(3)	During the nine months ended May 31, 2010, the Company repurchased 29,833,421 Class I common shares for $1,217,696 and 201,988 Accenture Canada Holdings Inc. exchangeable shares for $8,645.

(4)	The Company’s dividend activity for the nine months ended May 31, 2010 was as follows:

		Accenture SCA Class I common shares		Accenture Canada Holdings Inc. exchangeable shares
Dividend Payment Date	Dividend Per Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Total Cash Outlay
November 16, 2009	$0.75	October 13, 2009	$549,827	October 13, 2009	$1,615	$551,442
May 14, 2010	$0.375	April 13, 2010	271,945	April 13, 2010	761	272,706

Total Dividends			$821,772		$2,376	$824,148

The payment of the cash dividends also resulted in the issuance of additional restricted share units to holders of restricted share units.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

On September 30, 2009, the Board of Directors of Accenture plc approved $4,000,000 in additional share repurchase authority, resulting in a total outstanding authority of $4,851,725. As of May 31, 2010, Accenture’s and the Company’s aggregate available authorization for Accenture’s publicly announced open-market share purchase program and the other share purchase programs was $3,625,384.

Other Share Redemptions

During the nine months ended May 31, 2010, Accenture issued 1,770,602 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at the Company’s option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

Comprehensive Income

The components of comprehensive income were as follows:

	May 31,
	2010	2009
Net income attributable to Accenture SCA	$1,530,159	$1,613,442
Unrealized gains (losses) on cash flow hedges, net of tax	21,005	(13,443)
Unrealized (losses) gains on marketable securities, net	(329)	144
Foreign currency translation adjustments, net of tax	(85,003)	(162,436)
Defined benefit plans, net of tax	7,466	(1,036)

Comprehensive income attributable to Accenture SCA	1,473,298	1,436,671
Comprehensive income attributable to noncontrolling interests	15,894	19,617

Total comprehensive income	$1,489,192	$1,456,288

Comprehensive income for the three months ended May 31, 2010 and 2009 was $469,112 and $743,496, respectively.

The activity related to the change in net unrealized gains (losses) on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	May 31,
	2010	2009
Net unrealized (losses) gains on cash flow hedges, net of tax, beginning of period	$(10,575)	$11,381
Change in fair value, net of tax	30,288	(24,114)
Reclassification adjustments into earnings, net of tax	(9,226)	10,630

Net unrealized gains (losses) on cash flow hedges, net of tax, end of period	$10,487	$(2,103)

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $40,533 as of May 31, 2010. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of May 31, 2010 was $22,783.

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	May 31, 2010		August 31, 2009
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward contracts:
To buy	$2,550,490	$20,142	$1,913,263	$(17,018)
To sell	291,908	(2,392)	106,962	(403)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward exchange contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of May 31, 2010, the Company held no derivatives that were designated as fair value or net investment hedges.

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. Amounts reclassified into Cost of services for the three and nine months ended May 31, 2010 were gains of $5,756 and $9,226, respectively, net of taxes. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for the three and nine months ended was not material. As of May 31, 2010, gains related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss totaled $10,487 net of taxes, of which $6,701 is expected to be reclassified into earnings in the next 12 months. In addition, the Company did not discontinue any cash flow hedges during the nine months ended May 31, 2010.

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

May 31, 2010
Assets
Other current assets	$15,660
Other non-current assets	7,519

Total	$23,179

Liabilities
Other accrued liabilities	$6,828
Other non-current liabilities	2,182

Total	$9,010

Other Derivatives

The Company also uses foreign currency forward exchange contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives, which are recorded in Other (expense) income, net in the Consolidated Income Statement, were a net loss of $(51,532) and net loss of $(12,583), respectively, for the three and nine months ended May 31, 2010.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

May 31, 2010
Other current assets	$17,354
Other accrued liabilities	13,773

For additional information related to derivative financial instruments, see Note 5 (Shareholders’ Equity) and Note 7 (Fair Value Measurements) to these Consolidated Financial Statements.

7. FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
Assets
Short-term investments
Equity securities	$—	$3,694	$—	$3,694
Foreign government debt securities	—	—	—	—
Corporate debt securities	—	4,400	—	4,400

Total short-term investments	$—	$8,094	$—	$8,094
Investments
Equity securities	—	1,386	—	1,386
Foreign government debt securities	—	3,144	—	3,144
Corporate debt securities	—	2,747	—	2,747

Total investments	$—	$7,277	$—	$7,277
Derivative financial instruments
Foreign currency forward exchange contracts	—	40,533	—	40,533

Total Assets	$—	$55,904	$—	$55,904

Liabilities
Derivative financial instruments
Foreign currency forward exchange contracts	$—	$22,783	$—	$22,783

8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may be required to purchase substantially all of the remaining outstanding shares of Avanade not owned by the Company at fair value if certain events occur. Holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of May 31, 2010 and August 31, 2009, the Company has reflected the fair value of $100,828 and $87,578, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

Indemnifications and Guarantees

In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby the Company has joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. Indemnification provisions are also included in arrangements under which the Company agrees to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Typically, the Company has contractual recourse against third parties for certain payments made by the Company in connection with arrangements where third-party nonperformance has given rise to the client’s claim. Payments by the Company under any of the arrangements described above are generally conditioned on the client making a claim, which may be disputed by the Company typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.

As of May 31, 2010 and August 31, 2009, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $473,000 and $508,000, respectively, of which all but approximately $32,000 and $24,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of May 31, 2010, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

9. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2010		2009
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$1,178,355	$168,166	$1,155,599	$173,178
Financial Services	1,149,863	201,235	1,026,946	134,384
Health & Public Service (1)	926,618	74,530	901,729	123,414
Products (1)	1,307,903	183,780	1,150,489	164,016
Resources	1,004,056	176,119	904,699	137,048
Other	4,222	—	5,631	—

Total	$5,571,017	$803,830	$5,145,093	$732,040

	Nine Months Ended May 31,
	2010		2009
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$3,447,815	$454,179	$3,713,073	$504,486
Financial Services	3,330,779	581,117	3,305,729	387,791
Health & Public Service (1)	2,724,693	246,291	2,721,132	386,005
Products (1)	3,717,538	441,023	3,731,059	497,826
Resources	2,897,528	478,601	2,937,194	448,171
Other	11,634	—	22,727	—

Total	$16,129,987	$2,201,211	$16,430,914	$2,224,279

(1)	On September 1, 2009, the Company formed the Health & Public Service operating group by combining various healthcare-related components of its Products operating group with its Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

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

We use the terms “we,” “the Company,” “our” and “us” in this report to refer to Accenture SCA and its subsidiaries. Accenture plc (“Accenture”) is the sole general partner of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2009” means the 12-month period that ended on August 31, 2009. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

We use the term “in local currency” so that certain financial results may be viewed without the impact of foreign currency exchange rate fluctuations, thereby facilitating period-to-period comparisons of business performance. Financial results “in local currency” are calculated by restating current period activity into U.S. dollars using the comparable prior-year period’s foreign currency exchange rates. This approach is used for all results where the functional currency is not the U.S. dollar.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	Our results of operations could be adversely affected by economic and political conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our results of operations could be negatively affected if we cannot expand and develop our services and solutions in response to changes in technology and client demand.

•	The consulting, systems integration and technology, and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our reported revenues and earnings could be lower if the U.S. dollar strengthens against other currencies, particularly the Euro and British pound.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our results of operations could be adversely affected if our clients terminate their contracts with us.

•	Outsourcing services are a significant part of our business and subject us to operational and financial risk.

•	Our results of operations may be affected by the rate of growth in the use of technology in business and the type and level of technology spending by our clients.

•	The pricing environment continues to remain competitive, particularly in several markets within Europe, and our profitability could suffer if we are not able to maintain favorable pricing rates.

•	Our profitability could suffer if we are not able to maintain a favorable utilization rate.

•	Our business could be negatively affected if we incur legal liability in connection with providing our solutions and services.

•	If our pricing structures do not accurately anticipate the cost and complexity of performing our work, then our contracts could be unprofitable.

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

•

If we are unable to keep our supply of skills and resources in balance with client demand, including if we are unable to hire sufficient employees with the skills and background where they are needed, our business and financial results may be adversely affected.

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

Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2010 were $5.57 billion, compared with $5.15 billion for the third quarter of fiscal 2009, an increase of 8% in U.S. dollars and 4% in local currency. Although some industries and geographies where we operate continue to be impacted by the economic downturn that began to adversely affect our business in January 2009, overall market demand for our services has improved. Looking forward, based on new contract bookings recorded in the second and third quarters of fiscal 2010, we expect recoveries to continue in many areas of our business. In the third quarter of fiscal 2010 and for the first time this fiscal year, three of our five operating groups, including Products, Financial Services and Resources, experienced quarterly year-over-year revenue growth in local currency. We anticipate that the level of growth and degree of recovery will vary across segments and geographic regions and between consulting and outsourcing services.

Net revenues for the nine months ended May 31, 2010 were $16.13 billion, compared with $16.43 billion for the nine months ended May 31, 2009, a decrease of 2% in U.S. dollars and 6% in local currency. During the nine months ended May 31, 2010, many of the industries and geographies where we operate were impacted by the economic downturn, which adversely affected our consulting and outsourcing revenue growth, compared with the nine months ended May 31, 2009.

In our consulting business, net revenues for the third quarter of fiscal 2010 were $3.22 billion, compared with $2.95 billion for the third quarter of fiscal 2009, an increase of 9% in U.S. dollars and 4% in local currency. Consulting net revenues for the nine months ended May 31, 2010 were $9.28 billion, compared with $9.64 billion for the nine months ended May 31, 2009, a decrease of 4% in U.S. dollars and 8% in local currency. Although the changes and challenges since January 2009 have been significant and consulting revenue growth continues to be challenged in some industries and geographies, overall market demand for our consulting services has improved. In the third quarter of fiscal 2010, and for the first time since the economic downturn began to adversely affect our consulting business in the second quarter of fiscal 2009, we experienced quarterly year-over-year consulting revenue growth in local currency, with significant growth in Financial Services. We continue to work with our systems integration consulting clients to reduce their costs through increased use of lower-cost resources in our Global Delivery Network. This trend is resulting in work volume growing faster than revenues, and we expect this to continue in the medium term. Some clients continue to focus on initiatives designed to deliver near- and medium-term cost savings and performance improvement, and some clients continue to remain cautious, seeking flexibility by shifting to a more phased approach to contracting work. In addition, the pricing environment continues to remain competitive, particularly in several markets within Europe.

In our outsourcing business, net revenues for the third quarter of fiscal 2010 were $2.35 billion, compared with $2.19 billion for the third quarter of fiscal 2009, an increase of 7% in U.S. dollars and 3% in local currency. Outsourcing net revenues for the nine months ended May 31, 2010 were $6.85 billion, compared with $6.79 billion for the nine months ended May 31, 2009, an increase of 1% in U.S. dollars and a decrease of 3% in local currency. Overall market demand for our outsourcing services has improved. In the third quarter of fiscal 2010, and for the first time this fiscal year, we experienced quarterly year-over-year outsourcing revenue growth in local currency, with significant growth in Products. The higher volume of contract terminations and restructurings that affected our business after the first quarter of fiscal 2009 continued to adversely impact our outsourcing revenue growth during the nine months ended May 31, 2010, primarily in Financial Services, and to a lesser extent in Communications & High Tech and Resources. In addition, our outsourcing revenues continued to be affected by our clients’ needs to reduce overall costs through shifting to lower-cost resources at reduced price levels.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the first nine months of fiscal 2009, the U.S. dollar has weakened against many currencies. This resulted in a favorable currency translation and U.S. dollar revenue results that were approximately 5% and 4% better than our results in local currency for the third quarter of fiscal 2010 and the nine months ended May 31, 2010, respectively. In recent months, the U.S. dollar has strengthened against other currencies. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2010, we estimate the foreign-exchange impact on our full fiscal 2010 revenues will result in revenue growth that is approximately 2% higher in U.S. dollars than in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the third quarter of fiscal 2010 was approximately 88%, flat with the second quarter of fiscal 2010 and above our target range. This strong utilization continues to reflect increased demand for resources in our Global Delivery Network as well as an increase in demand in certain countries, including the United States. We are actively hiring to meet current and projected future demand. Utilization for the third quarter of fiscal 2009 was approximately 83%.

Our cost-management strategies include anticipating changes in demand for our services and executing cost-management initiatives. We aggressively plan and manage our payroll costs and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. These cost-management strategies also include executing an increasing amount of our client delivery from our Global Delivery Network in lower-cost locations. Based on current and projected future demand, we increased our headcount, the majority of which serve our clients, to approximately 190,000 as of May 31, 2010, compared with approximately 177,000 as of August 31, 2009. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2010 was 17%, compared with 15% in the second quarter of fiscal 2010 and 8% in the third quarter of fiscal 2009. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. Our ability to grow and our margins could be adversely affected if we are unable to recruit new employees with relevant skills, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the third quarter of fiscal 2010 was 34.7%, compared with 32.5% for the third quarter of fiscal 2009. Gross margin for the nine months ended May 31, 2010 was 33.5%, compared with 31.5% for the nine months ended May 31, 2009. As discussed more fully below, the primary driver for the increase in gross margin for the nine months ended May 31, 2010 was a change related to the implementation of our sales-effectiveness model, which directed a higher percentage of resource capacity to selling and other business-development activities and streamlined our approach to capturing time spent on business-development activities.

Sales and marketing and general and administrative costs as a percentage of net revenues were 20.2% for the third quarter of fiscal 2010, compared with 18.2% for the third quarter of fiscal 2009. Sales and marketing and general and administrative costs as a percentage of net revenues were 19.8% for nine months ended May 31, 2010, compared with 18.0% for the nine months ended May 31, 2009. Sales and marketing is driven primarily by compensation costs for business-development activities, the development of new service offerings and client-targeting, image-development and brand-recognition activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously implement cost-management actions to maintain or lower our sales and marketing and general and administrative costs as a percentage of revenues. These actions include performing a greater proportion of these activities in lower-cost locations. During the nine months ended May 31, 2010, we directed a higher percentage of resource capacity to selling and other business-development activities and we streamlined our approach to capturing time spent on business-development activities. The combination of these two factors has resulted in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. We have not reclassified fiscal 2009 amounts to conform to the fiscal 2010 presentation, as it would be impractical to do so. The increase in sales and marketing was partially offset by a decrease in general and administrative costs as a percentage of net revenues, primarily due to expense savings resulting from the global consolidation of office space in fiscal 2009. In addition, in the first quarter of fiscal 2009, we recorded a bad debt provision of $72 million, which reflected our best estimate of collectibility risks on outstanding receivables, particularly from clients in high-risk industries or with potential liquidity issues. Our margins could be adversely affected if our cost management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the third quarter of fiscal 2010 was $804 million, compared with $732 million for the third quarter of fiscal 2009. Operating income for the nine months ended May 31, 2010 was $2,201 million, compared with $2,224 million for the nine months ended May 31, 2009. Operating margin (Operating income as a percentage of net revenues) for the third quarter of fiscal 2010 was 14.4%, compared with 14.2% for the third quarter of fiscal 2009. Operating margin for the nine months ended May 31, 2010 was 13.6%, compared with 13.5% for the nine months ended May 31, 2009.

Our Operating income is also affected by currency exchange-rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues by using currency protection provisions in our customer contracts and through our hedging programs. We estimate that the aggregate percentage impact of foreign exchange rates on our operating expenses is similar to that disclosed for net revenues.

Bookings and Backlog

New contract bookings for the third quarter of fiscal 2010 were $6.43 billion, with consulting bookings of $3.18 billion and outsourcing bookings of $3.25 billion. New contract bookings for the nine months ended May 31, 2010 were $18.48 billion, with consulting bookings of $10.08 billion and outsourcing bookings of $8.40 billion.

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

Results of Operations for the Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended May 31,		Percent Increase U.S. Dollars	Percent (Decrease) Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended May 31,
	2010	2009			2010	2009
	(In millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$1,178	$1,156	2%	(3%)	21%	22%
Financial Services	1,150	1,027	12	7	21	20
Health & Public Service (1)	927	902	3	—	17	18
Products (1)	1,308	1,150	14	9	23	22
Resources	1,004	905	11	5	18	18
Other	4	6	n/m	n/m	—	—

TOTAL Net Revenues (2)	5,571	5,145	8%	4%	100%	100%

Reimbursements	404	392	3

TOTAL REVENUES	$5,975	$5,537	8%

GEOGRAPHIC REGIONS
Americas	$2,513	$2,265	11%	8%	45%	44%
EMEA (3)	2,433	2,342	4	—	44	46
Asia Pacific	625	539	16	3	11	10

TOTAL Net Revenues (2)	$5,571	$5,145	8%	4%	100%	100%

TYPE OF WORK
Consulting	$3,225	$2,955	9%	4%	58%	57%
Outsourcing	2,346	2,190	7	3	42	43

TOTAL Net Revenues	$5,571	$5,145	8%	4%	100%	100%

n/m = not meaningful

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, the Middle East and Africa.

Net Revenues

Operating Groups

The following net revenues by operating group commentary discusses local currency net revenues changes for the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009.

•

Communications & High Tech net revenues decreased 3% in local currency. Consulting revenues declined slightly in local currency, primarily due to declines across all industry groups in EMEA and in Communications in Asia Pacific, partially offset by growth in Communications and Electronics & High Tech in Americas. The year-over-year consulting revenue decline, which moderated significantly in the third quarter of fiscal 2010 compared with the first half of fiscal 2010, reflected some clients continuing to seek flexibility by shifting to a more phased approach to contracting work and focusing on managing the scope of existing projects. Outsourcing revenues declined modestly in local currency, primarily due to declines in Communications in Americas, partially offset by growth in Electronics & High Tech in Americas and Asia Pacific. Client strategy changes, which began in fiscal 2009, particularly in Communications, resulted in a number of contract modifications, which had a negative impact on outsourcing revenues in the third quarter of fiscal 2010, and we expect this trend to continue in the near term.

•

Financial Services net revenues increased 7% in local currency, reflecting positive quarterly year-over-year growth for the first time since the first quarter of fiscal 2009. Consulting revenues increased significantly in local currency, primarily driven by growth across all geographic regions in Banking and Capital Markets. Outsourcing revenues decreased in local currency, primarily due to declines in Banking in EMEA, partially offset by growth in Insurance in EMEA. Client consolidations and strategy changes that resulted in contract terminations in fiscal 2009 continued to have a negative impact on our outsourcing revenues in the third quarter of fiscal 2010, and we expect this trend to continue for the remainder of fiscal 2010.

•

Health & Public Service net revenues were flat in local currency. Consulting revenues declined modestly in local currency, primarily due to declines in Americas in Public Service. Outsourcing revenues increased in local currency, primarily driven by growth in Americas in Public Service and Health, partially offset by a decline in EMEA in Public Service. In addition, the growing uncertainty and challenges in the public sector, particularly in the United States and the United Kingdom, continued

to have a significant impact on demand in our public service business throughout the world. The uncertainty of the economic situation resulted in longer sales cycles and a shift to a more phased approach to contracting work, with a focus on near-term cost savings rather than large transformational projects. These trends had a negative impact on our revenues and new contract bookings during the third quarter of fiscal 2010, and we expect this trend to continue.

•

Products net revenues increased 9% in local currency, reflecting positive quarterly year-over-year growth for the first time since the second quarter of fiscal 2009. Consulting revenues increased in local currency, led by growth in Consumer Goods & Services in Americas and EMEA. Outsourcing revenues increased significantly in local currency across all geographic regions and in most industry groups.

•

Resources net revenues increased 5% in local currency, reflecting positive quarterly year-over-year growth for the first time since the third quarter of fiscal 2009. Consulting revenues increased modestly in local currency, primarily due to significant growth across all industry groups in Americas, partially offset by declines in Utilities in EMEA and Asia Pacific. Outsourcing revenues increased in local currency, primarily due to growth in Energy in Americas and EMEA, partially offset by a decline in Utilities in Americas.

Geographic Regions

•

Americas net revenues for the third quarter of fiscal 2010 were $2,513 million, compared with $2,265 million for the third quarter of fiscal 2009, an increase of 11% in U.S. dollars and 8% in local currency. This increase reflected positive quarterly year-over-year growth for the first time since the second quarter of fiscal 2009. Growth was led by our business in the United States.

•

EMEA net revenues for the third quarter of fiscal 2010 were $2,433 million, compared with $2,342 million for the third quarter of fiscal 2009, an increase of 4% in U.S. dollars and flat in local currency. Declines in our business in the Netherlands, Germany and Norway were offset by growth in several countries across the remainder of the region, led by the United Kingdom, Sweden and South Africa.

•

Asia Pacific net revenues for the third quarter of fiscal 2010 were $625 million, compared with $539 million for the third quarter of fiscal 2009, an increase of 16% in U.S. dollars and 3% in local currency. This increase reflected positive quarterly year-over-year growth for the first time this fiscal year. Growth was principally driven by our business in Singapore and Japan, partially offset by a decline in Australia.

Operating Expenses

Operating expenses for the third quarter of fiscal 2010 were $5,172 million, an increase of $366 million, or 8%, over the third quarter of fiscal 2009, and decreased as a percentage of revenues to 86.5% from 86.8% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2010 were $4,767 million, an increase of $354 million, or 8%, over the third quarter of fiscal 2009, and decreased as a percentage of net revenues to 85.6% from 85.8% during this period.

Cost of Services

Cost of services for the third quarter of fiscal 2010 was $4,044 million, an increase of $177 million, or 5%, over the third quarter of fiscal 2009, and decreased as a percentage of revenues to 67.7% from 69.8% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2010 was $3,639 million, an increase of $165 million, or 5%, over the third quarter of fiscal 2009, and decreased as a percentage of net revenues to 65.3% from 67.5% during this period. Gross margin for the third quarter of fiscal 2010 increased to 34.7% from 32.5% for the third quarter of fiscal 2009. For additional information on Gross margin, see “—Overview.”

Sales and Marketing

Sales and marketing for the third quarter of fiscal 2010 was $714 million, an increase of $190 million, or 36%, over the third quarter of fiscal 2009, and increased as a percentage of net revenues to 12.8% from 10.2% over this period. This increase was primarily driven by increased selling and other business-development activities. See “—Overview.”

General and Administrative Costs

General and administrative costs for the third quarter of fiscal 2010 were $410 million, flat with the third quarter of fiscal 2009, and decreased as a percentage of net revenues to 7.4% from 8.0% during this period. The decrease as a percentage of net revenues was primarily due to expense savings resulting from the global consolidation of office space in fiscal 2009. See “—Overview.”

Operating Income and Operating Margin

Operating income for the third quarter of fiscal 2010 was $804 million, an increase of $72 million, or 10%, over the third quarter of fiscal 2009, and increased as percentage of net revenues to 14.4% from 14.2% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended May 31,
	2010		2009
	Operating Income	Operating Margin	Operating Income	Operating Margin	(Decrease) Increase (2)
	(In millions of U.S. dollars)
Communications & High Tech	$168	14%	$173	15%	$(5)
Financial Services	201	18	134	13	67
Health & Public Service (1)	75	8	123	14	(49)
Products (1)	184	14	164	14	20
Resources	176	18	137	15	39

Total (2)	$804	14.4%	$732	14.2%	$72

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.
(2)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign-exchange rates on our operating income during the third quarter of fiscal 2010 was similar to that disclosed for net revenues. General and administrative costs as a percentage of net revenues decreased in the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009, primarily due to expense savings resulting from the global consolidation of office space in fiscal 2009. The commentary below provides additional insight into operating group performance and operating margin for the third quarter of fiscal 2010, compared with the third quarter of fiscal 2009, exclusive of this impact.

•	Communications & High Tech operating income decreased, primarily due to higher selling costs as a percentage of net revenues.

•	Financial Services operating income increased, primarily due to significant consulting revenue growth and improved utilization, partially offset by outsourcing revenue declines.

•	Health & Public Service operating income decreased due to higher selling costs as a percentage of net revenues and lower contract profitability.

•	Products operating income increased due to revenue growth and improved utilization, partially offset by lower contract profitability.

•	Resources operating income increased due to revenue growth and improved utilization.

Interest Income

Interest income for the third quarter of fiscal 2010 was $7 million, compared with $9 million for the third quarter of fiscal 2009. The change was primarily due to lower interest rates.

Other (Expense) Income, net

Other expense, net for the third quarter of fiscal 2010 was $6 million, compared with Other income, net of $11 million for the third quarter of fiscal 2009. The change was driven by net foreign exchange losses during the third quarter of fiscal 2010, compared with net foreign exchange gains during the third quarter of fiscal 2009.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2010 was 29.8%, compared with 28.2% for the third quarter of fiscal 2009. The effective tax rate for the third quarter of fiscal 2010 includes lower benefits related to final determinations of prior-year tax liabilities as compared with the third quarter of fiscal 2009. This was partially offset by benefits related to changes in the geographic mix of income.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2010 annual effective tax rate to be in the range of 29% to 30%. The fiscal 2009 annual effective tax rate was 27.6%.

Results of Operations for the Nine Months Ended May 31, 2010 Compared to the Nine Months Ended May 31, 2009

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended May 31,		Percent (Decrease) Increase U.S. Dollars	Percent Decrease Local Currency	Percent of Total Net Revenues for the Nine Months Ended May 31,
	2010	2009			2010	2009
	(In millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$3,448	$3,713	(7%)	(11%)	21%	23%
Financial Services	3,331	3,306	1	(3)	21	20
Health & Public Service (1)	2,725	2,721	—	(3)	17	16
Products (1)	3,718	3,731	—	(4)	23	23
Resources	2,898	2,937	(1)	(6)	18	18
Other	12	23	n/m	n/m	—	—

TOTAL Net Revenues (2)	16,130	16,431	(2%)	(6%)	100%	100%

Reimbursements	1,131	1,235	(8)

TOTAL REVENUES	$17,261	$17,666	(2%)

GEOGRAPHIC REGIONS
Americas	$6,946	$7,139	(3%)	(5%)	43%	44%
EMEA	7,370	7,629	(3)	(7)	46	46
Asia Pacific	1,814	1,662	9	(1)	11	10

TOTAL Net Revenues (2)	$16,130	$16,431	(2%)	(6%)	100%	100%

TYPE OF WORK
Consulting	$9,277	$9,642	(4%)	(8%)	58%	59%
Outsourcing	6,853	6,789	1	(3)	42	41

TOTAL Net Revenues	$16,130	$16,431	(2%)	(6%)	100%	100%

n/m = not meaningful

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

(2)	May not total due to rounding.

Net Revenues

Operating Groups

The following net revenues by operating group commentary discusses local currency net revenues changes for the nine months ended May 31, 2010, compared with the nine months ended May 31, 2009.

•

Communications & High Tech net revenues decreased 11% in local currency. Consulting revenues declined significantly in local currency due to declines across all geographic regions and industry groups. The year-over-year consulting revenue decline, which moderated significantly in the third quarter of fiscal 2010, reflected some clients continuing to seek flexibility by shifting to a more phased approach to contracting work and focusing on managing the scope of existing projects. Outsourcing revenues declined in local currency, primarily due to a significant decline in Communications in Americas, partially offset by growth in Electronics & High Tech in Americas and Asia Pacific. Client strategy changes, which began in fiscal 2009, particularly in Communications, resulted in a number of contract modifications, which had a negative impact on outsourcing revenues during the nine months ended May 31, 2010, and we expect this trend to continue in the near term.

•

Financial Services net revenues decreased 3% in local currency. While year-to-date net revenues reflected a decline, quarterly year-over-year positive growth in the third quarter partially offset negative growth in the first half of fiscal 2010. Consulting revenues increased modestly in local currency, primarily due to growth across all geographic regions in Banking and in EMEA and Asia Pacific in Capital Markets, partially offset by declines in Insurance in EMEA and Americas. Outsourcing revenues declined significantly in local currency, primarily due to declines in EMEA and Americas in Banking and Capital Markets, partially offset by growth in Insurance in EMEA. Client consolidations and strategy changes that resulted in contract terminations in fiscal 2009 continued to have a negative impact on our outsourcing revenues for the nine months ended May 31, 2010, and we expect this trend to continue for the remainder of fiscal 2010.

•

Health & Public Service net revenues declined 3% in local currency. Consulting revenues declined in local currency, primarily due to the impact of inefficient delivery on a contract in Public Service in Americas and a decline in Health across all geographic regions, partially offset by growth in EMEA in Public Service. Outsourcing revenues increased modestly in local currency, primarily driven by growth in Americas in Health. In addition, the growing uncertainty and challenges in the public sector, particularly in the United States and the United Kingdom, continued to have a significant impact on demand in our public service business throughout the world. The uncertainty of the economic situation resulted in longer sales cycles and a shift to a more phased approach to contracting work, with a focus on near-term cost savings rather than large transformational projects. These trends had a negative impact on our revenues and new contract bookings during the nine months ended May 31, 2010, and we expect this trend to continue.

•

Products net revenues decreased 4% in local currency. While year-to-date net revenues reflected a decline, quarterly year-over-year positive growth in the third quarter partially offset negative growth in the first half of fiscal 2010. Consulting revenues declined significantly in local currency, primarily due to declines in EMEA and Americas across all industry groups except Consumer Goods & Services in Americas, which experienced significant growth. Consulting revenues reflected the continuation of the more conservative spending patterns of our clients, which began in the second quarter of fiscal 2009. In addition, consulting revenues were negatively impacted by a significant reduction in revenues in the first quarter of fiscal 2010 at two large clients as a result of completing several large projects and transitioning from front-end consulting to outsourcing services. Outsourcing revenues increased in local currency, primarily driven by growth in EMEA and Americas across all industry groups except Retail in Americas.

•

Resources net revenues decreased 6% in local currency. While year-to-date net revenues reflected a decline, quarterly year-over-year positive growth in the third quarter partially offset negative growth in the first half of fiscal 2010. Consulting revenues declined in local currency, primarily in EMEA across all industry groups and in Utilities in Americas and Asia Pacific, partially offset by growth in Energy in Americas. Consulting revenues were impacted by our clients’ continued caution in launching new programs as well as their focus on slowing the pace of existing projects. Outsourcing revenues were flat in local currency, as growth in Energy in Americas and Natural Resources in Asia Pacific was offset by declines in Utilities and Chemicals in Americas.

Geographic Regions

•

Americas net revenues for the nine months ended May 31, 2010 were $6,946 million, compared with $7,139 million for the nine months ended May 31, 2009, a decrease of 3% in U.S. dollars and 5% in local currency. While year-to-date net revenues reflected a decline, quarterly year-over-year positive growth in the third quarter partially offset negative growth in the first half of fiscal 2010. We experienced declines in local currency across most countries in Americas, led by decreases in the United States and Brazil.

•

EMEA net revenues for the nine months ended May 31, 2010 were $7,370 million, compared with $7,629 million for the nine months ended May 31, 2009, a decrease of 3% in U.S. dollars and 7% in local currency. The year-over-year decline moderated significantly in the third quarter of fiscal 2010 compared with the first half of fiscal 2010. We experienced declines in local currency across most countries in EMEA, led by decreases in the Netherlands, Spain, Germany, Italy and France.

•

Asia Pacific net revenues for the nine months ended May 31, 2010 were $1,814 million, compared with $1,662 million for the nine months ended May 31, 2009, an increase of 9% in U.S. dollars and a decrease of 1% in local currency. While year-to-date net revenues reflected a decline, quarterly year-over-year positive growth in the third quarter partially offset negative growth in the first half of fiscal 2010. We experienced declines in local currency in Japan and Australia, offset by significant growth in Singapore and Malaysia.

Operating Expenses

Operating expenses for the nine months ended May 31, 2010 were $15,060 million, a decrease of $381 million, or 2%, from the nine months ended May 31, 2009, and decreased as a percentage of revenues to 87.2% from 87.4% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2010 were $13,929 million, a decrease of $278 million, or 2%, from the nine months ended May 31, 2009 and decreased as a percentage of net revenues to 86.4% from 86.5% during this period.

Cost of Services

Cost of services for the nine months ended May 31, 2010 was $11,855 million, a decrease of $630 million, or 5%, from the nine months ended May 31, 2009, and decreased as a percentage of revenues to 68.7% from 70.7% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2010 was $10,724 million, a decrease of $526 million, or 5%, from the nine months ended May 31, 2009, and decreased as a percentage of net revenues to 66.5% from 68.5% during this period. Gross margin for the nine months ended May 31, 2010 increased to 33.5% from 31.5% for the nine months ended May 31, 2009. For additional information on Gross margin, see “—Overview.”

Sales and Marketing

Sales and marketing for the nine months ended May 31, 2010 was $1,960 million, an increase of $352 million, or 22%, over the nine months ended May 31, 2009, and increased as a percentage of net revenues to 12.1% from 9.8% over this period. This increase was primarily driven by increased selling and other business-development activities. See “—Overview.”

General and Administrative Costs

General and administrative costs for the nine months ended May 31, 2010 were $1,236 million, a decrease of $120 million, or 9%, from the nine months ended May 31, 2009, and decreased as a percentage of net revenues to 7.7% from 8.2% during this period. This decrease was primarily due to the bad debt provision of $72 million recorded in the first quarter of fiscal 2009, as well as expense savings resulting from the global consolidation of office space in fiscal 2009.

Operating Income and Operating Margin

Operating income for the nine months ended May 31, 2010 was $2,201 million, a decrease of $23 million, or 1%, from the nine months ended May 31, 2009, and increased as a percentage of net revenues to 13.6% from 13.5% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended May 31,
	2010		2009
	Operating Income	Operating Margin	Operating Income	Operating Margin	(Decrease) Increase
	(In millions of U.S. dollars)
Communications & High Tech	$454	13%	$504	14%	$(50)
Financial Services	581	17	388	12	193
Health & Public Service (1)	246	9	386	14	(140)
Products (1)	441	12	498	13	(57)
Resources	479	17	448	15	31

Total	$2,201	13.6%	$2,224	13.5%	$(23)

(1)	On September 1, 2009, we formed the Health & Public Service operating group by combining various healthcare-related components of our Products operating group with our Public Service operating group. Prior-period amounts have been reclassified to conform to the current-period presentation.

We estimate that the aggregate percentage impact of foreign-exchange rates on our operating income during the nine months ended May 31, 2010 was similar to that disclosed for net revenues. General and administrative costs as a percentage of net revenues decreased during the nine months ended May 31, 2010, compared with the nine months ended May 31, 2009, primarily due to expense savings resulting from the global consolidation of office space in fiscal 2009. In addition, during the nine months ended May 31, 2009, each operating group recorded a portion of the $72 million bad debt provision. The commentary below provides additional insight into operating group performance and operating margin for the nine months ended May 31, 2010 compared with the nine months ended May 31, 2009, exclusive of these impacts.

•

Communications & High Tech operating income decreased, primarily due to revenue declines and higher selling costs as a percentage of net revenues, offset by improved outsourcing contract profitability.

•	Financial Services operating income increased, primarily due to consulting revenue growth and improved utilization, partially offset by outsourcing revenue declines.

•

Health & Public Service operating income decreased, primarily due to inefficient delivery on a consulting contract and higher selling costs as a percentage of net revenues. In addition, results for the nine months ended May 31, 2009 were favorably impacted by the resolution of a contract termination.

•	Products operating income decreased due to consulting revenue declines, lower consulting contract profitability and higher selling costs as a percentage of net revenues.

•	Resources operating income increased due to improved utilization, partially offset by consulting revenue declines.

Interest Income

Interest income for the nine months ended May 31, 2010 was $21 million, compared with $42 million for the nine months ended May 31, 2009. The change was primarily due to lower interest rates.

Other (Expense) Income, net

Other expense, net for the nine months ended May 31, 2010 was $14 million, compared with $2 million for the nine months ended May 31, 2009. The change was driven by higher net foreign exchange losses during the nine months ended May 31, 2010, compared with the nine months ended May 31, 2009.

Provision for Income Taxes

The effective tax rate for the nine months ended May 31, 2010 was 29.5%, compared with 27.6% for the nine months ended May 31, 2009. The effective tax rate for the nine months ended May 31, 2010 includes lower benefits related to final determinations and other adjustments to prior-year tax liabilities as compared with the nine months ended May 31, 2009. This was partially offset by benefits related to changes in the geographic mix of income.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2010 annual effective tax rate to be in the range of 29% to 30%. The fiscal 2009 annual effective tax rate was 27.6%.

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

As of May 31, 2010, cash and cash equivalents totaled $4.3 billion, compared with $4.5 billion as of August 31, 2009, a decrease of approximately $200 million.

Cash flows from operating, investing and financing activities, as reflected in the Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2010	2009	Change
	(In millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,840	$2,113	$(273)
Investing activities	(164)	(150)	(14)
Financing activities	(1,723)	(1,387)	(336)
Effect of exchange rate changes on cash and cash equivalents	(183)	(177)	(6)

Net (decrease) increase in cash and cash equivalents (1)	$(230)	$400	$(629)

(1)	May not total due to rounding.

Operating Activities. The $273 million decrease in cash provided by operating activities was primarily due to lower net income, as well as changes in operating assets and liabilities.

Investing Activities. The $14 million increase in cash used was primarily due to an increase in spending on business acquisitions and lower net proceeds from available-for-sale investments, partially offset by a decrease in spending on property and equipment.

Financing Activities. The $336 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by an increase in proceeds from share issuances. For additional information, see Note 5 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

Borrowing Facilities

As of May 31, 2010, we had the following borrowing facilities and related borrowings, including the issuance of letters of credit, for general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(In millions of U.S. dollars)
Syndicated loan facility	$1,200	$—
Separate bilateral, uncommitted, unsecured multicurrency revolving credit facilities	350	—
Local guaranteed and non-guaranteed lines of credit	149	—

Total	$1,699	$—

Under the borrowing facilities described above, we had an aggregate of $135 million of letters of credit outstanding as of May 31, 2010. In addition, we had total outstanding debt of $0.8 million as of May 31, 2010.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees.

On September 30, 2009, the Board of Directors of Accenture plc approved $4.0 billion in additional share repurchase authority, bringing Accenture’s and our total outstanding authority to approximately $4.9 billion. During the first nine months of fiscal 2010, Accenture and we repurchased or redeemed 30,035,409 shares for a total of $1,226 million; these transactions reduced our available authorization. As of May 31, 2010, Accenture’s and our aggregate available authorization was approximately $3.6 billion for Accenture’s publicly announced open-market share purchase program and the other share purchase programs.

Other Share Redemptions

During the nine months ended May 31, 2010, Accenture issued 1,770,602 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by our senior executives, former executives and their permitted transferees.

For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2010, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Off-Balance Sheet Arrangements

In the normal course of business and in conjunction with some client engagements, we have entered into contractual arrangements through which we may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby we have joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. Indemnification provisions are also included in arrangements under which we agree to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.

Typically, we have contractual recourse against third parties for certain payments made by us in connection with arrangements where third-party nonperformance has given rise to the client’s claim. Payments by us under any of the arrangements described above are generally conditioned on the client making a claim, which may be disputed by us typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.

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

Recently Adopted Accounting Pronouncements

On September 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition-related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of the guidance on business combinations did not have a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

On September 1, 2009, we adopted guidance issued by the FASB on noncontrolling interests, which establishes accounting and reporting standards requiring the noncontrolling interest in a subsidiary, previously referred to as minority interest, to be presented as a separate component in the shareholders’ equity section of the Consolidated Balance Sheet. As required, the guidance on noncontrolling interests was applied prospectively with the exception of presentation and disclosure requirements, which were applied retrospectively for all periods presented. For additional information, see Note 5 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

New Accounting Pronouncements

In September 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables. The new guidance eliminates the residual method of allocation in previous guidance and requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price. The new guidance requires that a vendor use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently assessing the potential impact of this new guidance; however, we do not expect a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended May 31, 2010, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2009, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer of Accenture, the general partner of Accenture SCA, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the chief executive officer and the chief financial officer of Accenture have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As previously reported, in April 2007, the U.S. Department of Justice (the “DOJ”) intervened in a civil “qui tam” action previously filed under seal by two private individuals in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint as amended alleges that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue or other benefits as a result of, or otherwise acted improperly in connection with, alliance agreements we maintain with technology vendors and others in violation of our contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. The suit alleges that these amounts and relationships were not disclosed to the government in violation of the Federal False Claims Act and the Anti-Kickback Act, among other statutes. The DOJ complaint seeks various remedies including treble damages, statutory penalties and disgorgement of profits. While the complaint does not allege damages with specificity, the amount sought by the DOJ will depend on the theories it pursues and could be significant. The suit could lead to other related proceedings and actions by various agencies of the U.S. government, including potential suspension or debarment proceedings. We intend to defend such matters vigorously and do not believe they will have a material impact on our results of operations or financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides information relating to our purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares during the third quarter of fiscal 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs
Accenture SCA
March 1, 2010 — March 31, 2010
Class I common shares	374,622	$42.08	—	—
April 1, 2010 — April 30, 2010
Class I common shares	3,778,472	$43.36	—	—
May 1, 2010 — May 31, 2010
Class I common shares	961,371	$41.02	—	—
Total
Class I common shares (3)	5,114,465	$42.82	—	—
Accenture Canada Holdings Inc.
March 1, 2010 — March 31, 2010
Exchangeable shares	20,000	$41.97	—	—
April 1, 2010 — April 30, 2010
Exchangeable shares	57,300	$43.52	—	—
May 1, 2010 — May 31, 2010
Exchangeable shares	19,500	$41.21	—	—
Total
Exchangeable shares (3)	96,800	$42.74	—	—

(1)	During the third quarter of fiscal 2010, we acquired a total of 5,114,465 Accenture SCA Class I common shares and 96,800 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of redemption or purchase, or employee share forfeiture, as applicable.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase and any acquired by means of employee share forfeiture.

(3)	As of May 31, 2010, Accenture’s and our aggregate available authorization for share purchases and redemptions was $3,625 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. To date, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares

On March 31, 2010, April 13, 2010, April 30, 2010, May 25, 2010 and May 31, 2010, we transferred an aggregate of 5,157,712 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides additional information relating to purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2010. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(In millions of U.S. dollars)
March 1, 2010 — March 31, 2010
Class A ordinary shares	104,863	$ 41.62	—	$4,045
Class X ordinary shares	268,767	$0.0000225	—	—
April 1, 2010 — April 30, 2010
Class A ordinary shares	13,601	$ 42.17	—	$3,879
Class X ordinary shares	3,177,880	$0.0000225	—	—
May 1, 2010 — May 31, 2010
Class A ordinary shares	5,319,489	$ 41.14	5,200,000	$3,625
Class X ordinary shares	885,887	$0.0000225	—	—
Total
Class A ordinary shares (4)	5,437,953	$ 41.15	5,200,000
Class X ordinary shares (5)	4,332,534	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by redemption or purchase and any acquired by means of employee share forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2010, Accenture repurchased 5,200,000 Accenture plc Class A ordinary shares under this program for an aggregate price of $213.3 million. The open-market purchase program does not have an expiration date.

(3)	As of May 31, 2010, Accenture’s and our aggregate available authorization for share repurchases and redemptions was $3,625 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. As of May 31, 2010, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for repurchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the third quarter of fiscal 2010, Accenture purchased 237,953 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans.

(5)	During the third quarter of fiscal 2010, Accenture redeemed 4,332,534 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

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

Date: June 25, 2010

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA

EXHIBIT INDEX

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