Form 10-Q
period 2011-02-28
ACCENTURE SCA
filed 2011-03-25
CIK 1143908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2011

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

The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of March 18, 2011 was 65,627,605 (which number does not include 983,404,459 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

February 28, 2011 and August 31, 2010

(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2011	August 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,677,544	$4,838,292
Short-term investments	5,192	2,987
Receivables from clients, net	3,072,103	2,534,598
Unbilled services, net	1,373,376	1,127,827
Deferred income taxes, net	567,826	569,678
Other current assets	583,236	490,243

Total current assets	10,279,277	9,563,625

NON-CURRENT ASSETS:
Unbilled services, net	48,341	54,310
Investments	37,708	41,023
Property and equipment, net	694,788	659,569
Goodwill	966,819	841,234
Deferred contract costs	536,532	518,780
Deferred income taxes, net	574,413	532,191
Other non-current assets	755,795	624,521

Total non-current assets	3,614,396	3,271,628

TOTAL ASSETS	$13,893,673	$12,835,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$422	$143
Accounts payable	846,365	885,328
Deferred revenues	2,114,235	1,772,833
Accrued payroll and related benefits	2,495,790	2,683,492
Accrued consumption taxes	308,633	263,612
Income taxes payable	182,956	247,416
Deferred income taxes, net	45,468	43,287
Other accrued liabilities	623,227	671,493

Total current liabilities	6,617,096	6,567,604

NON-CURRENT LIABILITIES:
Long-term debt	4,129	1,445
Deferred revenues relating to contract costs	523,780	497,102
Retirement obligation	998,073	952,747
Deferred income taxes, net	80,480	67,976
Income taxes payable	1,407,127	1,246,960
Other non-current liabilities	215,217	226,696

Total non-current liabilities	3,228,806	2,992,926

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of February 28, 2011 and August 31, 2010	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	664,236	973,889
Additional paid-in capital	4,827,535	4,655,274
Treasury shares, at cost: Class I common, 320,648,049 and 330,613,860 shares as of February 28, 2011 and August 31, 2010, respectively	(11,236,625)	(11,156,101)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of February 28, 2011 and August 31, 2010	(456,864)	(456,864)
Retained earnings	8,693,841	7,878,913
Accumulated other comprehensive loss	(241,228)	(404,573)

Total Accenture SCA shareholders’ equity	3,955,057	3,194,700
Noncontrolling interests	92,714	80,023

Total shareholders’ equity	4,047,771	3,274,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,893,673	$12,835,253

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended February 28, 2011 and 2010

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
REVENUES:
Revenues before reimbursements (“Net revenues”)	$6,053,621	$5,176,438	$12,099,271	$10,558,970
Reimbursements	442,672	361,385	875,215	726,540

Revenues	6,496,293	5,537,823	12,974,486	11,285,510
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,136,397	3,486,107	8,237,567	7,084,685
Reimbursable expenses	442,672	361,385	875,215	726,540

Cost of services	4,579,069	3,847,492	9,112,782	7,811,225
Sales and marketing	709,779	623,386	1,441,250	1,245,246
General and administrative costs	435,499	413,335	821,225	825,456
Reorganization costs, net	369	2,637	717	6,202

Total operating expenses	5,724,716	4,886,850	11,375,974	9,888,129

OPERATING INCOME	771,577	650,973	1,598,512	1,397,381
(Loss) gain on investments, net	(868)	(302)	(919)	32
Interest income	9,893	7,029	19,286	13,974
Interest expense	(3,507)	(4,519)	(8,243)	(9,000)
Other (expense) income, net	(2,948)	(13,791)	10,139	(7,892)

INCOME BEFORE INCOME TAXES	774,147	639,390	1,618,775	1,394,495
Provision for income taxes	208,397	177,511	447,469	407,818

NET INCOME	565,750	461,879	1,171,306	986,677
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,406)	(1,316)	(2,967)	(2,831)
Net income attributable to noncontrolling interests – other	(8,143)	(3,649)	(14,311)	(9,649)

NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$556,201	$456,914	$1,154,028	$974,197

Cash dividends per share	$—	$—	$0.45	$0.75

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Six Months Ended February 28, 2011

(In thousands of U.S. dollars)

(Unaudited)

	Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares			$	No. Shares	$	No. Shares
Balance as of August 31, 2010	$1,704,162	1,049,032	$973,889	$4,655,274	$(11,156,101)	(330,614)	$(456,864)	(13,817)	$7,878,913	$(404,573)	$3,194,700	$80,023	$3,274,723
Comprehensive income:
Net income									1,154,028		1,154,028	17,278	1,171,306
Other comprehensive income:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments										27,212	27,212	67	27,279
Unrealized losses on marketable securities, net of reclassification adjustments										(138)	(138)	—	(138)
Foreign currency translation adjustments, net of tax										124,000	124,000	3,390	127,390
Defined benefit plans, net of tax										12,271	12,271	30	12,301

Other comprehensive income										163,345		3,487

Comprehensive income											1,317,373		1,338,138
Income tax benefit on share-based compensation plans				74,055							74,055		74,055
Share-based compensation expense			202,324	15,864							218,188		218,188
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(3,768)	(559,701)	(12,500)					(563,469)	(1,438)	(564,907)
Issuances of Accenture SCA Class I common shares related to employee share programs			(527,112)	97,543	479,177	22,466					49,608	122	49,730
Dividends			15,135						(334,942)		(319,807)	(843)	(320,650)
Other, net				(11,433)					(4,158)		(15,591)	(5,915)	(21,506)

Balance as of February 28, 2011	$1,704,162	1,049,032	$664,236	$4,827,535	$(11,236,625)	(320,648)	$(456,864)	(13,817)	$8,693,841	$(241,228)	$3,955,057	$92,714	$4,047,771

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOW STATEMENTS

For the Six Months Ended February 28, 2011 and 2010

(In thousands of U.S. dollars)

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,171,306	$986,677
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	241,143	233,416
Reorganization costs, net	717	6,202
Share-based compensation expense	218,188	219,416
Deferred income taxes, net	(43,212)	(4,561)
Other, net	50,188	23,839
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(419,387)	(266,910)
Unbilled services, current and non-current	(152,125)	(20,221)
Other current and non-current assets	(255,683)	(28,799)
Accounts payable	(20,006)	(29,812)
Deferred revenues, current and non-current	244,788	158,184
Accrued payroll and related benefits	(280,638)	(247,808)
Income taxes payable, current and non-current	16,309	26,848
Other current and non-current liabilities	(64,085)	(177,379)

Net cash provided by operating activities	707,503	879,092

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	691	6,352
Purchases of available-for-sale investments	(726)	(6,800)
Proceeds from sales of property and equipment	1,930	2,186
Purchases of property and equipment	(154,058)	(78,863)
Purchases of businesses and investments, net of cash acquired	(118,262)	(89)

Net cash used in investing activities	(270,425)	(77,214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	49,730	146,777
Purchases of shares	(564,907)	(789,932)
Repayments of long-term debt, net	(1,260)	(549)
Cash dividends paid	(320,650)	(551,442)
Excess tax benefits from share-based payment arrangements	105,798	33,706
Other, net	(19,210)	(13,149)

Net cash used in financing activities	(750,499)	(1,174,589)
Effect of exchange rate changes on cash and cash equivalents	152,673	(54,200)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(160,748)	(426,911)
CASH AND CASH EQUIVALENTS, beginning of period	4,838,292	4,541,662

CASH AND CASH EQUIVALENTS, end of period	$4,677,544	$4,114,751

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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.

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

Allowances for Client Receivables and Unbilled Services

As of February 28, 2011 and August 31, 2010, total allowances for client receivables and unbilled services were $75,518 and $104,753, respectively.

Accumulated Depreciation

As of February 28, 2011 and August 31, 2010, total accumulated depreciation was $1,673,610 and $1,559,738, respectively.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

2. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended February 28, 2011 and 2010 were 26.9% and 27.8%, respectively. The Company’s effective tax rates for the six months ended February 28, 2011 and 2010 were 27.6% and 29.2%, respectively. The effective tax rates for the three and six months ended February 28, 2011 are lower than the effective tax rates for the three and six months ended February 28, 2010 due to a number of factors that impact the geographic mix of income.

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

The Company’s reorganization activity was as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Reorganization liability, beginning of period	$281,781	$315,525	$271,907	$296,104
Final determinations (1)	—	(743)	—	(743)
Interest expense accrued	369	3,380	717	6,945
Foreign currency translation adjustments	14,019	(30,044)	23,545	(14,188)

Reorganization liability, end of period	$296,169	$288,118	$296,169	$288,118

(1)	Includes final agreements with tax authorities and expirations of statues of limitations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

As of February 28, 2011, reorganization liabilities of $284,843 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $11,326 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of February 28, 2011, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant. In that jurisdiction, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result in litigation. These individuals and the Company intend to vigorously defend their positions.

4. BUSINESS COMBINATIONS AND GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2010	Additions/ Adjustments (1)	Foreign Currency Translation Adjustments	February 28, 2011
Communications & High Tech	$151,514	$11,369	$6,740	$169,623
Financial Services	141,232	6,756	2,596	150,584
Health & Public Service	280,546	3,155	1,999	285,700
Products	193,356	72,618	8,597	274,571
Resources	74,586	9,131	2,624	86,341

Total	$841,234	$103,029	$22,556	$966,819

(1)	Additions/Adjustments primarily related to immaterial acquisitions made during the six months ended February 28, 2011.

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

Comprehensive income was as follows:

	Three months ended February 28,		Six months ended February 28,
	2011	2010	2011	2010
Comprehensive income attributable to Accenture SCA	$655,184	$357,247	$1,317,373	$1,008,384
Comprehensive income attributable to noncontrolling interests	11,390	1,496	20,765	11,696

Total comprehensive income	$666,574	$358,743	$1,338,138	$1,020,080

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Dividends

The Company’s dividend activity during the six months ended February 28, 2011 was as follows:

Dividend Payment Date	Dividend Per Share	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2010	$0.45	October 12, 2010	$319,807	October 12, 2010	$843	$320,650

The payment of the cash dividends also resulted in the issuance of additional restricted share units to holders of restricted share units.

Subsequent Event

On March 23, 2011, the Board of Directors of Accenture plc declared a cash dividend of $0.45 per share on Accenture plc Class A ordinary shares for shareholders of record at the close of business on April 15, 2011. Accenture plc will cause Accenture SCA to declare a cash dividend of $0.45 per share on its Class I common shares for shareholders of record at the close of business on April 12, 2011. Both dividends are payable on May 13, 2011.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $69,523 as of February 28, 2011. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of February 28, 2011 was $11,657.

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

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flow Statement. The notional and fair values of all derivative instruments were as follows:

	February 28, 2011		August 31, 2010
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward contracts:
To buy	$2,447,264	$63,952	$2,402,633	$6,747
To sell	538,012	(6,086)	187,681	(427)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of February 28, 2011, the Company held no derivatives that were designated as fair value or net investment hedges.

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other (expense) income, net in the Consolidated Income Statement and for the three and six months ended February 28, 2011 and 2010 was not material. In addition, the Company did not discontinue any cash flow hedges during the three and six months ended February 28, 2011 and 2010.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The activity related to the change in net unrealized gains (losses) on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Six Months Ended February 28,
	2011	2010
Net unrealized gains (losses) on cash flow hedges, net of tax, beginning of period	$6,228	$(10,575)
Change in fair value, net of tax	33,468	26,578
Reclassification adjustments into earnings, net of tax	(6,189)	(3,470)
Portion attributable to Noncontrolling interests, net of tax	(67)	(65)

Net unrealized gains on cash flow hedges, net of tax, end of period	$33,440	$12,468

As of February 28, 2011, $11,273 of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months.

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

	February 28, 2011	August 31, 2010
Assets
Other current assets	$21,339	$10,806
Other non-current assets	36,690	13,962

Total	$58,029	$24,768

Liabilities
Other accrued liabilities	$2,724	$9,845
Other non-current liabilities	895	5,202

Total	$3,619	$15,047

Other Derivatives

The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives was a net gain of $27,449 and $66,978 for the three and six months ended February 28, 2011, respectively. Realized gains or losses and changes in the estimated fair value of these derivatives was a net loss of $(34,544) and a net gain of $38,949 for the three and six months ended February 28, 2010, respectively. Net gains are offset by net foreign currency losses, including net losses related to the underlying balance sheet exposures and are recorded in Other (expense) income, net in the Consolidated Income Statement. Net losses are offset by net foreign currency gains, including net gains related to the underlying balance sheet exposures and are recorded in Other (expense) income, net in the Consolidated Income Statement.

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

	February 28, 2011	August 31, 2010
Other current assets	$11,494	$4,422
Other accrued liabilities	8,038	7,823

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of February 28, 2011 and August 31, 2010, the Company has reflected the fair value of $97,562 and $93,404, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

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

As of February 28, 2011 and August 31, 2010, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $694,000 and $556,000, respectively, of which all but approximately $79,000 and $71,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of February 28, 2011, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes these matters will not ultimately have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

8. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended February 28,
	2011		2010
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$1,274,449	$150,445	$1,110,147	$141,633
Financial Services	1,265,620	204,214	1,076,879	185,015
Health & Public Service	964,612	89,569	851,563	36,799
Products	1,373,646	125,785	1,205,575	141,209
Resources	1,171,016	201,564	929,309	146,317
Other	4,278	—	2,965	—

Total	$6,053,621	$771,577	$5,176,438	$650,973

	Six Months Ended February 28,
	2011		2010
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$2,558,925	$343,686	$2,269,460	$286,013
Financial Services	2,566,738	448,795	2,180,916	379,882
Health & Public Service	1,896,212	147,352	1,798,075	171,761
Products	2,769,687	283,046	2,409,635	257,243
Resources	2,299,333	375,633	1,893,472	302,482
Other	8,376	—	7,412	—

Total	$12,099,271	$1,598,512	$10,558,970	$1,397,381

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates” and similar expressions are used to identify these forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

Our results of operations could be adversely affected by negative or uncertain economic or geopolitical conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

•	Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to changes in technology and client demand.

•	The consulting and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment, including risks related to the U.S. federal budget.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our results of operations could be materially adversely affected if our clients terminate their contracts with us.

•	Outsourcing services are a significant part of our business and subject us to additional operational and financial risk.

•	Our results of operations could materially suffer if we are not able to obtain favorable pricing.

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

Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2011 were $6.05 billion, compared with $5.18 billion for the second quarter of fiscal 2010, an increase of 17% in U.S. dollars and 18% in local currency. Net revenues for the six months ended February 28, 2011 were $12.10 billion, compared with $10.56 billion for the six months ended February 28, 2010, an increase of 15% in U.S. dollars and 16% in local currency. This very strong growth in the first half of fiscal 2011 contrasts with a 10% local currency revenue decline in the first half of fiscal 2010, compared to the first half of fiscal 2009. The first half of fiscal 2010 reflected the most significant negative impact of the economic downturn. All of our operating groups experienced quarterly year-over-year revenue growth in local currency in the second quarter of fiscal 2011, with very strong growth in Resources and Financial Services. Overall market demand for our services has improved and, based on new contract bookings over the last several quarters, we expect growth to continue in most areas of our business, although moderating, particularly in outsourcing, from the very strong year-over-year growth we experienced in the second quarter of fiscal 2011. We also expect the level of growth will vary across segments and geographic regions and between consulting and outsourcing services. There is economic and geopolitical uncertainty in some markets around the world, as well as uncertainty due to recent events in Japan. Our ability to manage any potential impact to client demand patterns resulting from these uncertainties will be a driver of our performance.

In our consulting business, net revenues for the second quarter of fiscal 2011 were $3.51 billion, compared with $2.93 billion for the second quarter of fiscal 2010, an increase of 20% in both U.S. dollars and local currency. Consulting net revenues for the six months ended February 28, 2011 were $7.08 billion, compared with $6.05 billion for the six months ended February 28, 2010, an increase of 17% in U.S. dollars and 18% in local currency. All five operating groups experienced quarterly year-over-year consulting revenue growth in the second quarter, with very strong growth in Resources and Products. In our consulting business overall, clients continue to focus on initiatives designed to deliver cost savings and performance improvement, have also initiated projects to grow and transform their businesses and continue to use a phased approach to contracting work. We continue to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenues, and we expect this to continue in the medium term. In addition, pricing continues to be affected by a competitive business environment.

In our outsourcing business, net revenues for the second quarter of fiscal 2011 were $2.54 billion, compared with $2.24 billion for the second quarter of fiscal 2010, an increase of 13% in U.S. dollars and 15% local currency. Outsourcing net revenues for the six months ended February 28, 2011 were $5.02 billion, compared with $4.51 billion for the six months ended February 28, 2010, an increase of 11% in U.S. dollars and 13% in local currency. All five operating groups experienced quarterly year-over-year outsourcing revenue growth in the second quarter, with significant growth in Financial Services and Communications and High Tech. We continue to experience higher volumes, scope and geographic expansions and new work at existing clients. In addition, clients continue to be focused on projects that will reduce IT and business costs, and we are launching more projects in these areas.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the first half of fiscal 2010, the U.S. dollar strengthened against many currencies in the first half of fiscal 2011. This resulted in unfavorable currency translation and U.S. dollar revenue results that were approximately 1% lower than our results in local currency for both the second quarter and first half of fiscal 2011. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2011, we estimate the foreign-exchange impact to our full fiscal 2011 revenue growth will be approximately 2% higher growth in U.S. dollars than our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, sub-contractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the second quarter of fiscal 2011 was approximately 86% and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.

We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 215,000 as of February 28, 2011, compared with approximately 211,000 as of November 30, 2010 and 181,000 as of February 28, 2010. This 19% year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2011 was 14%, compared with 15% in both the first quarter of fiscal 2011 and the second quarter of fiscal 2010. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. Compensation increases for fiscal 2011, which for the majority of our personnel were effective September 1, 2010, were higher than in the prior fiscal year. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to hire sufficient employees with the skills and background where they are needed, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the second quarter of fiscal 2011 was 31.7%, compared with 32.7% for the second quarter of fiscal 2010. Gross margin for the six months ended February 28, 2011 was 31.9%, compared with 32.9% for the six months ended February 28, 2010. Our contract profitability for the first half of fiscal 2011 was lower than the same period in fiscal 2010, particularly in consulting, as we continue our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a larger number of new employees to meet demand.

Sales and marketing and general and administrative costs as a percentage of net revenues were 18.9% for the second quarter of fiscal 2011, compared with 20.0% for the second quarter of fiscal 2010. Sales and marketing and general and administrative costs as a percentage of net revenues were 18.7% for the six months ended February 28, 2011, compared with 19.6% for the six months ended February 28, 2010. Sales and marketing is driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate, to maintain or lower these costs as a percentage of revenues. These actions include performing a greater proportion of these activities in lower-cost locations. The decrease in general and administrative costs as percentage of net revenues was due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the bad debt reserve in the first quarter of fiscal 2011. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the second quarter of fiscal 2011 was $772 million, compared with $651 million for the second quarter of fiscal 2010. Operating income for the six months ended February 28, 2011 was $1,599 million, compared with $1,397 million for the six months ended February 28, 2010. Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2011 was 12.7%, compared with 12.6% for the second quarter of fiscal 2010. Operating margin for the six months ended February 28, 2011 was 13.2%, flat with the six months ended February 28, 2010.

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

Bookings and Backlog

New contract bookings for the second quarter of fiscal 2011 were $6.98 billion, with consulting bookings of $3.80 billion and outsourcing bookings of $3.18 billion. New contract bookings for the six months ended February 28, 2011 were $13.29 billion, with consulting bookings of $7.53 billion and outsourcing bookings of $5.77 billion.

We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Clients continue to seek flexibility by using a phased approach to contracting consulting work, which is resulting in smaller initial total contract values than in the past. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.

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

Results of Operations for the Three Months Ended February 28, 2011 Compared to the Three Months Ended February 28, 2010

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended February 28,		Percent Increase	Percent Increase Local	Percent of Total Net Revenues for the Three Months Ended February 28,
	2011	2010	U.S. dollars	Currency	2011	2010
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$1,274	$1,110	15%	16%	21%	21%
Financial Services	1,266	1,077	18	20	21	21
Health & Public Service	965	852	13	14	16	17
Products	1,374	1,206	14	15	23	23
Resources	1,171	929	26	25	19	18
Other	4	3	n/m	n/m	—	—

TOTAL NET REVENUES (1)	6,054	5,176	17%	18%	100%	100%

Reimbursements	443	361	22

TOTAL REVENUES (1)	$6,496	$5,538	17%

GEOGRAPHIC REGIONS
Americas	$2,675	$2,203	21%	20%	44%	43%
EMEA (2)	2,592	2,386	9	14	43	46
Asia Pacific	787	587	34	25	13	11

TOTAL NET REVENUES	$6,054	$5,176	17%	18%	100%	100%

TYPE OF WORK
Consulting	$3,509	$2,932	20%	20%	58%	57%
Outsourcing	2,544	2,244	13	15	42	43

TOTAL NET REVENUES (1)	$6,054	$5,176	17%	18%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, the Middle East and Africa.

Net Revenues

Operating Groups

The following net revenues by operating group commentary discusses local currency net revenue changes for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

•

Communications & High Tech net revenues increased 16% in local currency. Consulting revenues reflected strong growth, driven by growth across all industry groups in EMEA and Americas. Outsourcing revenues increased significantly, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in EMEA.

•

Financial Services net revenues increased 20% in local currency. Consulting revenues increased significantly, driven by growth in Banking and Insurance in EMEA and all industry groups in Americas, partially offset by a decline in Banking in Asia Pacific. Outsourcing revenues increased significantly, driven by growth across all industry groups in EMEA and Americas.

•

Health & Public Service net revenues increased 14% in local currency. Consulting revenues reflected growth in Americas, with significant growth in Health, partially offset by a decline in Public Service in EMEA. The increase in consulting revenues was significantly impacted by a delivery inefficiency on a consulting contract in Public Service in Americas in the second quarter of fiscal 2010, which negatively affected revenues in that quarter. Outsourcing revenues increased due to growth in Americas, including significant growth in Health, and also reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. In addition, the uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom and several other countries, continue to have a significant impact on demand in our public service business. This had a negative impact on our revenues and new contract bookings in our Public Service business during the first half of fiscal 2011, and we expect this trend to continue.

•

Products net revenues increased 15% in local currency. Consulting revenues increased significantly, driven by growth across all geographic regions and most industry groups. Outsourcing revenues increased, driven by growth across all geographic regions and most industry groups, led by Retail in Americas.

•

Resources net revenues increased 25% in local currency. Consulting revenues reflected very significant growth, driven by growth across all geographic regions and industry groups, led by Natural Resources. Outsourcing revenues increased, led by growth in Natural Resources and Energy in Americas and Utilities in EMEA.

Geographic Regions

•	Americas net revenues increased 20% in local currency, led by the United States, Brazil and Canada.

•

EMEA net revenues increased 14% in local currency. We experienced growth in local currency in most countries in EMEA, led by the United Kingdom, France, Germany, Italy, Austria, South Africa, Switzerland and Norway.

•	Asia Pacific net revenues increased 25% in local currency, led by Japan, Singapore, Australia and China.

Operating Expenses

Operating expenses for the second quarter of fiscal 2011 were $5,725 million, an increase of $838 million, or 17%, over the second quarter of fiscal 2010, and decreased as a percentage of revenues to 88.1% from 88.2% during this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2011 were $5,282 million, an increase of $757 million, or 17%, over the second quarter of fiscal 2010, and decreased as a percentage of net revenues to 87.3% from 87.4% during this period.

Cost of Services

Cost of services for the second quarter of fiscal 2011 was $4,579 million, an increase of $732 million, or 19%, over the second quarter of fiscal 2010, and increased as a percentage of revenues to 70.5% from 69.5% over this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2011 was $4,136 million, an increase of $650 million, or 19%, over the second quarter of fiscal 2010, and increased as a percentage of net revenues to 68.3% from 67.3% over this period. Gross margin for the second quarter of fiscal 2011 decreased to 31.7% from 32.7% during this period. Our contract profitability for the second quarter of fiscal 2011 was lower than the same period in fiscal 2010, particularly in consulting, as we continue our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a larger number of new employees to meet demand.

Sales and Marketing

Sales and marketing expense for the second quarter of fiscal 2011 was $710 million, an increase of $86 million, or 14%, over the second quarter of fiscal 2010, and decreased as a percentage of net revenues to 11.7% from 12.0% during this period.

General and Administrative Costs

General and administrative costs for the second quarter of fiscal 2011 were $435 million, an increase of 22 million, or 5%, over the second quarter of fiscal 2010, and decreased as a percentage of net revenues to 7.2% from 8.0% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues.

Operating Income and Operating Margin

Operating income for the second quarter of fiscal 2011 was $772 million, an increase of $121 million, or 19%, over the second quarter of fiscal 2010, and increased as percentage of net revenues to 12.7% from 12.6% over this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended February 28,
	2011		2010
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease) (1)
		(in millions of U.S. dollars)
Communications & High Tech	$150	12%	$142	13%	$9
Financial Services	204	16	185	17	19
Health & Public Service	90	9	37	4	53
Products	126	9	141	12	(15)
Resources	202	17	146	16	55

Total	$772	12.7%	$651	12.6%	$121

(1)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the second quarter of fiscal 2011 was similar to that disclosed for Net revenues. During the second quarter of fiscal 2011, each operating group benefitted from our management of General and administrative costs at a growth rate lower than that of our net revenues. In addition, each operating group experienced higher recruiting and training costs from the addition of a larger number of new employees to meet demand. The commentary below provides additional insight into operating group performance and operating margin for the second quarter of fiscal 2011, compared with the second quarter of fiscal 2010, exclusive of these impacts.

•

Communications & High Tech operating income increased, primarily due to revenue growth, partially offset by lower consulting contract profitability and higher selling costs as a percentage of net revenues.

•	Financial Services operating income increased, driven by revenue growth, partially offset by lower contract profitability.

•

Health & Public Service operating income increased, primarily due to revenue growth, including revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies, partially offset by lower consulting and outsourcing contract profitability. Fiscal 2010 operating income included the negative impact of inefficient delivery on a contract in Public Service in Americas.

•

Products operating income decreased. Revenue growth was more than offset by lower contract profitability, as we have not yet fully recovered higher cost increases through pricing for our services. Products operating results in both periods were also impacted by expected lower margins on certain contracts.

•	Resources operating income increased, driven by significant consulting revenue growth.

Interest Income

Interest income for the second quarter of fiscal 2011 was $10 million, an increase of $3 million, or 41%, over the second quarter of fiscal 2010. The increase was primarily due to higher interest rates and cash balances.

Other Expense, net

Other expense, net for the second quarter of fiscal 2011 was $3 million, a decrease of $11 million from the second quarter of fiscal 2010. The change was driven by lower net foreign currency exchange losses during the second quarter of fiscal 2011.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2011 was 26.9%, compared with 27.8% for the second quarter of fiscal 2010. The effective tax rate is lower in the second quarter of fiscal 2011 due to a number of factors that impact our geographic mix of income.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2011 annual effective tax rate to be in the range of 28% to 29%. The fiscal 2010 annual effective tax rate was 29.3%.

Results of Operations for the Six Months Ended February 28, 2011 Compared to the Six Months Ended February 28, 2010

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended February 28,		Percent Increase	Percent Increase Local	Percent of Total Net Revenues for the Six Months Ended February 28,
	2011	2010	U.S. dollars	Currency	2011	2010
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$2,559	$2,269	13%	14%	21%	21%
Financial Services	2,567	2,181	18	20	21	21
Health & Public Service	1,896	1,798	5	6	16	17
Products	2,770	2,410	15	16	23	23
Resources	2,299	1,893	21	21	19	18
Other	8	7	n/m	n/m	—	—

TOTAL NET REVENUES (1)	12,099	10,559	15%	16%	100%	100%

Reimbursements	875	727	20

TOTAL REVENUES	$12,974	$11,286	15%

GEOGRAPHIC REGIONS
Americas	$5,309	$4,432	20%	19%	44%	42%
EMEA	5,229	4,937	6	12	43	47
Asia Pacific	1,561	1,190	31	22	13	11

TOTAL NET REVENUES	$12,099	$10,559	15%	16%	100%	100%

TYPE OF WORK
Consulting	$7,077	$6,052	17%	18%	58%	57%
Outsourcing	5,022	4,507	11	13	42	43

TOTAL NET REVENUES	$12,099	$10,559	15%	16%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

Net Revenues

The following net revenues by operating group commentary discusses local currency net revenue changes for the six months ended February 28, 2011 compared to the six months ended February 28, 2010.

Operating Groups

•

Communications & High Tech net revenues increased 14% in local currency. Consulting revenues reflected strong growth, driven by growth across all industry groups and geographic regions, led by Americas. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in EMEA.

•

Financial Services net revenues increased 20% in local currency. Consulting revenues increased significantly, driven by growth in Banking in EMEA and all industry groups in Americas, partially offset by a decline in Banking in Asia Pacific. Outsourcing revenues increased significantly, driven by growth across all industry groups in EMEA and Americas.

•

Health & Public Service net revenues increased 6% in local currency. Consulting revenues reflected growth in Americas, with significant growth in Health, partially offset by a decline in Public Service in EMEA. The increase in consulting revenues was significantly impacted by a delivery inefficiency on a consulting contract in Public Service in Americas in the first half of fiscal 2010, which negatively affected revenues in that period. Outsourcing revenues increased due to growth in Americas and also reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. In addition, the uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom and several other countries, continue to have a significant impact on demand in our public service business. This had a negative impact on our revenues and new contract bookings in our Public Service business during the first half of fiscal 2011, and we expect this trend to continue.

•

Products net revenues increased 16% in local currency. Consulting revenues increased significantly, driven by growth across all geographic regions and industry groups, led by Consumer Goods & Services and Retail. Outsourcing revenues increased, driven by growth across all geographic regions and most industry groups, led by Retail.

•

Resources net revenues increased 21% in local currency. Consulting revenues reflected very significant growth, driven by growth in Americas and Asia Pacific and in most industry groups, led by Natural Resources. Outsourcing revenues reflected strong growth, driven by growth in Utilities and Energy in EMEA and Energy and Natural Resources in Americas.

Geographic Regions

•	Americas net revenues increased 19% in local currency, led by the United States, Brazil and Canada.

•

EMEA net revenues increased 12% in local currency. We experienced growth in local currency in most countries in EMEA, led by the United Kingdom, France, Italy, Germany, South Africa, Switzerland and Finland.

•	Asia Pacific net revenues increased 22% in local currency, led by Japan, Singapore, Australia and India.

Operating Expenses

Operating expenses for the six months ended February 28, 2011 were $11,376 million, an increase of $1,488 million, or 15%, over the six months ended February 28, 2010, and increased as a percentage of revenues to 87.7% from 87.6% over this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2011 were $10,501 million, an increase of $1,339 million, or 15%, over the six months ended February 28, 2010 and as a percentage of net revenues was 86.8% in both periods.

Cost of Services

Cost of services for the six months ended February 28, 2011 was $9,113 million, an increase of $1,302 million, or 17%, over the six months ended February 28, 2010, and increased as a percentage of revenues to 70.2% from 69.2% over this period. Cost of services before reimbursable expenses for the six months ended February 28, 2011 was $8,238 million, an increase of $1,153 million, or 16%, over the six months ended February 28, 2010, and increased as a percentage of net revenues to 68.1% from 67.1% over this period. Gross margin for the six months ended February 28, 2011 decreased to 31.9% from 32.9% during this period. Our contract profitability for the first half of fiscal 2011 was lower than the same period in fiscal 2010, particularly in consulting, as we continue our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a larger number of new employees to meet demand.

Sales and Marketing

Sales and marketing expense for the six months ended February 28, 2011 was $1,441 million, an increase of $196 million, or 16%, over the six months ended February 28, 2010, and increased as a percentage of net revenues to 11.9% from 11.8% over this period.

General and Administrative Costs

General and administrative costs for the six months ended February 28, 2011 were $821 million, a decrease of $4 million, or 1%, from the six months ended February 28, 2010, and decreased as a percentage of net revenues to 6.8% from 7.8% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience.

Operating Income and Operating Margin

Operating income for the six months ended February 28, 2011 was $1,599 million, an increase of $201 million, or 14%, over the six months ended February 28, 2010, and as a percentage of net revenues was 13.2% in both periods. Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended February 28,				Increase (Decrease) (1)
	2011		2010
	Operating Income	Operating Margin	Operating Income	Operating Margin
		(in millions of U.S. dollars)
Communications & High Tech	$344	13%	$286	13%	$58
Financial Services	449	17	380	17	69
Health & Public Service	147	8	172	10	(24)
Products	283	10	257	11	26
Resources	376	16	302	16	73

Total (1)	$1,599	13.2%	$1,397	13.2%	$201

(1)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the six months ended February 28, 2011 was similar to that disclosed for Net revenues. During the six months ended February 28, 2011, each operating group benefitted from our management of General and administrative costs at a growth rate lower than that of our net revenues, as well as a reduction in the bad debt reserve in the first quarter of fiscal 2011. In addition, each operating group experienced higher recruiting and training costs from the addition of a larger number of new employees to meet demand. The commentary below provides additional insight into operating group performance and operating margin for the six months ended February 28, 2011, compared with the six months ended February 28, 2010, exclusive of these impacts.

•

Communications & High Tech operating income increased, primarily due to revenue growth, partially offset by lower consulting contract profitability and higher selling costs as a percentage of net revenues.

•	Financial Services operating income increased, driven by revenue growth, partially offset by lower contract profitability.

•

Health & Public Service operating income decreased. Revenue growth, including revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies, was more than offset by lower consulting and outsourcing contract profitability and higher selling costs as a percentage of net revenues. Fiscal 2010 operating income included the negative impact of inefficient delivery on a contract in Public Service in Americas.

•

Products operating income increased, primarily driven by revenue growth, partially offset by lower contract profitability, as we have not yet fully recovered higher cost increases through pricing for our services. Products operating results in both periods were also impacted by expected lower margins on certain contracts.

•	Resources operating income increased, driven by significant consulting revenue growth, partially offset by lower consulting contract profitability.

Interest Income

Interest income for the six months ended February 28, 2011 was $19 million, an increase of $5 million, or 38%, over the six months ended February 28, 2010. The increase was primarily due to higher interest rates and cash balances.

Other Income (Expense), net

Other income (expense), net for the six months ended February 28, 2011 was $10 million, an increase of $18 million over the six months ended February 28, 2010. The change was driven by net foreign exchange gains during the six months ended February 28, 2011, compared with net foreign exchange losses during the six months ended February 28, 2010.

Provision for Income Taxes

The effective tax rate for the six months ended February 28, 2011 was 27.6%, compared with 29.2% for the six months ended February 28, 2010. The effective tax rate is lower in the six months ended February 28, 2011 due to a number of factors that impact our geographic mix of income.

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

As of February 28, 2011, cash and cash equivalents was $4.7 billion, compared with $4.8 billion as of August 31, 2010.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended February 28,
	2011	2010	Change (1)
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$708	$879	$(172)
Investing activities	(270)	(77)	(193)
Financing activities	(750)	(1,175)	424
Effect of exchange rate changes on cash and cash equivalents	153	(54)	207

Net decrease in cash and cash equivalents (1)	$(161)	$(427)	$266

(1)	May not total due to rounding.

Operating activities. The $172 million decrease in cash provided by operating activities was primarily due to an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and changes in other operating assets and liabilities, partially offset by higher net income.

Investing activities. The $193 million increase in cash used was primarily due to increases in spending on business acquisitions and purchases of property and equipment.

Financing activities. The $424 million decrease in cash used was primarily due to lower cash dividends paid as a result of our transition to semi-annual dividend payments and decreases in net purchases of shares. For additional information, see Note 5 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

Borrowing Facilities

As of February 28, 2011, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,200	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	433	—
Local guaranteed and non-guaranteed lines of credit	159	—

Total	$1,792	$—

Under the borrowing facilities described above, we had an aggregate of $171 million of letters of credit outstanding as of February 28, 2011. In addition, we had total outstanding debt of $5 million as of February 28, 2011.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. As of February 28, 2011, Accenture’s and our aggregate available authorization was $2,355 million for our publicly announced open-market share purchase and these other share purchase programs.

Our share purchase activity during the six months ended February 28, 2011 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Accenture SCA Class I common shares	9,171,934	$425
Accenture Canada Holdings Inc. exchangeable shares	107,501	5

Total	9,279,435	$430

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

Other Share Redemptions

During the six months ended February 28, 2011, Accenture issued 4,733,620 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2011, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Subsequent Development

On March 23, 2011, the Board of Directors of Accenture plc declared a cash dividend of $0.45 per share on its Class A ordinary shares for shareholders of record at the close of business on April 15, 2011. Accenture plc will cause Accenture SCA to declare a cash dividend of $0.45 per share on our Class I common shares for shareholders of record at the close of business on April 12, 2011. Both dividends are payable on May 13, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 28, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2010, see “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
Accenture SCA
December 1, 2010 — December 31, 2010
Class I common shares	678,404	$48.48	—	—
January 1, 2011 — January 31, 2011
Class I common shares	1,015,231	$50.46	—	—
February 1, 2011 — February 28, 2011
Class I common shares	420,991	$52.49	—	—
Total
Class I common shares	2,114,626	$50.23	—	—
Accenture Canada Holdings Inc.
December 1, 2010 — December 31, 2010
Exchangeable shares	219	$48.42	—	—
January 1, 2011 — January 31, 2011
Exchangeable shares	40,924	$49.75	—	—
February 1, 2011 — February 28, 2011
Exchangeable shares	25,158	$52.21	—	—
Total
Exchangeable shares	66,301	$50.68	—	—

(1)	During the second quarter of fiscal 2011, we acquired a total of 2,114,626 Accenture SCA Class I common shares and 66,301 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of purchase or redemption, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2011, Accenture issued 2,685,990 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(3)	As of February 28, 2011, Accenture’s and our aggregate available authorization for share purchases and redemptions was $2,355 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares

On December 31, 2010, January 31, 2011 and February 28, 2011, we transferred an aggregate of 7,172,603 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares we transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering. A portion of these share transactions have been previously reported on our Current Report on Form 8-K filed with the SEC on March 4, 2011.

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides additional information relating to the purchase by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares for the second quarter of fiscal 2011. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2010 — December 31, 2010
Class A ordinary shares	558,680	$ 43.47	139,100	$2,432
Class X ordinary shares	944,901	$0.0000225	—	—
January 1, 2011 — January 31, 2011
Class A ordinary shares	343,169	$ 48.18	—	$2,379
Class X ordinary shares	1,637,126	$0.0000225	—	—
February 1, 2011 — February 28, 2011
Class A ordinary shares	547,094	$ 49.53	—	$2,355
Class X ordinary shares	1,296,044	$0.0000225	—	—
Total
Class A ordinary shares (4)	1,448,943	$ 46.87	139,100
Class X ordinary shares (5)	3,878,071	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2011, Accenture purchased 139,100 Accenture plc Class A ordinary shares under this program for an aggregate price of $6.1 million. The open-market purchase program does not have an expiration date.

(3)	As of February 28, 2011, Accenture’s and our aggregate available authorization for share purchases and redemptions was $2,355 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the second quarter of fiscal 2011, Accenture and we purchased 1,309,843 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	During the second quarter of fiscal 2011, Accenture redeemed 3,878,071 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2011 Accenture plc 10-Q)

10.2	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2011 Accenture plc 10-Q)

10.3	Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2011 Accenture plc 10-Q)

10.4	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2011 Accenture plc 10-Q)

31.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 25, 2011

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009)

10.1	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2011 Accenture plc 10-Q)

10.2	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2011 Accenture plc 10-Q)

10.3	Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2011 Accenture plc 10-Q)

10.4	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2011 Accenture plc 10-Q)

31.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002