Form 10-Q
period 2011-05-31
ACCENTURE SCA
filed 2011-06-24
CIK 1143908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2011

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

    The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 17, 2011 was 63,449,567 (which number does not include 985,582,497 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

May 31, 2011 and August 31, 2010

(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2011	August 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,256,684	$4,838,292
Short-term investments	4,665	2,987
Receivables from clients, net	3,272,697	2,534,598
Unbilled services, net	1,423,468	1,127,827
Deferred income taxes, net	574,521	569,678
Other current assets	615,225	490,243

Total current assets	11,147,260	9,563,625

NON-CURRENT ASSETS:
Unbilled services, net	51,083	54,310
Investments	41,983	41,023
Property and equipment, net	740,771	659,569
Goodwill	983,389	841,234
Deferred contract costs	548,941	518,780
Deferred income taxes, net	637,909	532,191
Other non-current assets	752,633	624,521

Total non-current assets	3,756,709	3,271,628

TOTAL ASSETS	$14,903,969	$12,835,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,621	$143
Accounts payable	862,651	885,328
Deferred revenues	2,162,514	1,772,833
Accrued payroll and related benefits	2,931,210	2,683,492
Accrued consumption taxes	382,631	263,612
Income taxes payable	292,355	247,416
Deferred income taxes, net	22,827	43,287
Other accrued liabilities	713,857	671,493

Total current liabilities	7,372,666	6,567,604

NON-CURRENT LIABILITIES:
Long-term debt	—	1,445
Deferred revenues relating to contract costs	563,365	497,102
Retirement obligation	1,022,462	952,747
Deferred income taxes, net	52,784	67,976
Income taxes payable	1,494,395	1,246,960
Other non-current liabilities	221,865	226,696

Total non-current liabilities	3,354,871	2,992,926

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of May 31, 2011 and August 31, 2010	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	791,092	973,889
Additional paid-in capital	4,859,861	4,655,274
Treasury shares, at cost: Class I common, 325,998,147 and 330,613,860 shares as of May 31, 2011 and August 31, 2010, respectively	(11,708,516)	(11,156,101)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of May 31, 2011 and August 31, 2010	(456,864)	(456,864)
Retained earnings	9,034,159	7,878,913
Accumulated other comprehensive loss	(146,117)	(404,573)

Total Accenture SCA shareholders’ equity	4,077,777	3,194,700
Noncontrolling interests	98,655	80,023

Total shareholders’ equity	4,176,432	3,274,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,903,969	$12,835,253

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Three and Nine Months Ended May 31, 2011 and 2010

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
REVENUES:
Revenues before reimbursements (“Net revenues”)	$6,720,115	$5,571,017	$18,819,386	$16,129,987
Reimbursements	484,240	404,478	1,359,455	1,131,018

Revenues	7,204,355	5,975,495	20,178,841	17,261,005
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,410,487	3,639,367	12,648,054	10,724,052
Reimbursable expenses	484,240	404,478	1,359,455	1,131,018

Cost of services	4,894,727	4,043,845	14,007,509	11,855,070
Sales and marketing	832,374	714,487	2,273,624	1,959,733
General and administrative costs	527,442	410,057	1,348,667	1,235,513
Reorganization costs, net	396	3,276	1,113	9,478

Total operating expenses	6,254,939	5,171,665	17,630,913	15,059,794

OPERATING INCOME	949,416	803,830	2,547,928	2,201,211
(Loss) gain on investments, net	(22)	(3)	(941)	29
Interest income	9,861	7,401	29,147	21,375
Interest expense	(2,827)	(2,061)	(11,070)	(11,061)
Other income (expense), net	1,421	(5,887)	11,560	(13,779)

INCOME BEFORE INCOME TAXES	957,849	803,280	2,576,624	2,197,775
Provision for income taxes	258,780	239,761	706,249	647,579

NET INCOME	699,069	563,519	1,870,375	1,550,196
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,698)	(1,534)	(4,665)	(4,365)
Net income attributable to noncontrolling interests – other	(7,044)	(6,023)	(21,355)	(15,672)

NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$690,327	$555,962	$1,844,355	$1,530,159

Cash dividends per share	$0.45	$0.375	$0.90	$1.125

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Nine Months Ended May 31, 2011

(In thousands of U.S. dollars and in thousands of share amounts)

(Unaudited)

	Class I Common Shares		Restricted Share Units (Related to Accenture plc Class A Ordinary Shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity

	$	No. Shares			$	No. Shares	$	No. Shares
Balance as of August 31, 2010	$1,704,162	1,049,032	$973,889	$4,655,274	$(11,156,101)	(330,614)	$(456,864)	(13,817)	$7,878,913	$(404,573)	$3,194,700	$80,023	$3,274,723
Comprehensive income:
Net income									1,844,355		1,844,355	26,020	1,870,375
Other comprehensive income:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments										33,439	33,439	83	33,522
Unrealized losses on marketable securities, net of reclassification adjustments										(164)	(164)	—	(164)
Foreign currency translation adjustments, net of tax										207,908	207,908	5,154	213,062
Defined benefit plans, net of tax										17,273	17,273	43	17,316

Other comprehensive income										258,456		5,280

Comprehensive income											2,102,811		2,134,111
Income tax benefit on share-based compensation plans				69,185							69,185		69,185
Share-based compensation expense			317,869	25,849							343,718		343,718
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(2,793)	(1,193,235)	(23,736)					(1,196,028)	(2,999)	(1,199,027)
Issuances of Accenture SCA Class I common shares related to employee share programs			(533,745)	118,685	640,820	28,352					225,760	557	226,317
Dividends			33,079						(675,083)		(642,004)	(1,638)	(643,642)
Other, net				(6,339)					(14,026)		(20,365)	(8,588)	(28,953)

Balance as of May 31, 2011	$1,704,162	1,049,032	$791,092	$4,859,861	$(11,708,516)	(325,998)	$(456,864)	(13,817)	$9,034,159	$(146,117)	$4,077,777	$98,655	$4,176,432

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

For the Nine Months Ended May 31, 2011 and 2010

(In thousands of U.S. dollars)

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,870,375	$1,550,196
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	371,916	349,730
Reorganization costs, net	1,113	9,478
Share-based compensation expense	343,718	326,629
Deferred income taxes, net	(123,413)	(24,287)
Other, net	62,542	(9,507)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(518,355)	(268,290)
Unbilled services, current and non-current	(159,999)	(134,891)
Other current and non-current assets	(331,403)	(21,472)
Accounts payable	(17,760)	(13,173)
Deferred revenues, current and non-current	229,815	126,536
Accrued payroll and related benefits	107,852	129,865
Income taxes payable, current and non-current	151,579	85,369
Other current and non-current liabilities	72,483	(266,168)

Net cash provided by operating activities	2,060,463	1,840,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	6,592	9,380
Purchases of available-for-sale investments	(6,834)	(11,165)
Proceeds from sales of property and equipment	3,386	3,083
Purchases of property and equipment	(266,739)	(136,613)
Purchases of businesses and investments, net of cash acquired	(118,662)	(28,530)

Net cash used in investing activities	(382,257)	(163,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	226,317	285,047
Purchases of shares	(1,199,027)	(1,226,341)
Repayments of long-term debt, net	(1,395)	(550)
Proceeds from short-term borrowings, net	—	393
Cash dividends paid	(643,642)	(824,148)
Excess tax benefits from share-based payment arrangements	131,183	55,851
Other, net	(20,405)	(12,872)

Net cash used in financing activities	(1,506,969)	(1,722,620)
Effect of exchange rate changes on cash and cash equivalents	247,155	(183,101)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	418,392	(229,551)
CASH AND CASH EQUIVALENTS, beginning of period	4,838,292	4,541,662

CASH AND CASH EQUIVALENTS, end of period	$5,256,684	$4,312,111

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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.

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

Allowances for Client Receivables and Unbilled Services

As of May 31, 2011 and August 31, 2010, total allowances for client receivables and unbilled services were $77,990 and $104,753, respectively.

Accumulated Depreciation

As of May 31, 2011 and August 31, 2010, total accumulated depreciation was $1,762,206 and $1,559,738, respectively.

Recently Adopted Accounting Pronouncements

In September 2010, the Company adopted guidance issued by the Financial Accounting Standards Board on revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of allocation in previous guidance; requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price; and requires a vendor to use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

2. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended May 31, 2011 and 2010 were 27.0% and 29.8%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2011 and 2010 were 27.4% and 29.5%, respectively. The effective tax rates for the three and nine months ended May 31, 2011 were lower than the effective tax rates for the three and nine months ended May 31, 2010 due to a number of factors that impact the geographic mix of income, partially offset by a net increase in reserves related to ongoing tax audits.

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

The Company’s reorganization activity was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Reorganization liability, beginning of period	$296,169	$288,118	$271,907	$296,104
Final determinations (1)	—	—	—	(743)
Interest expense accrued	396	3,276	1,113	10,221
Foreign currency translation adjustments	13,243	(26,823)	36,788	(41,011)

Reorganization liability, end of period	$309,808	$264,571	$309,808	$264,571

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

As of May 31, 2011, reorganization liabilities of $297,692 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $12,116 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of May 31, 2011, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant (which is the country referenced above). In that country, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result in litigation. These individuals and the Company intend to vigorously defend their positions.

4. BUSINESS COMBINATIONS AND GOODWILL

The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	August 31, 2010	Additions/ Adjustments (1)	Foreign Currency Translation Adjustments	May 31, 2011
Communications & High Tech	$151,514	$11,576	$10,526	$173,616
Financial Services	141,232	6,763	4,155	152,150
Health & Public Service	280,546	3,158	3,261	286,965
Products	193,356	72,618	16,074	282,048
Resources	74,586	9,134	4,890	88,610

Total	$841,234	$103,249	$38,906	$983,389

(1)	Additions/Adjustments primarily related to immaterial acquisitions made during the nine months ended May 31, 2011.

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

Comprehensive income was as follows:

	Three months ended May 31,		Nine months ended May 31,
	2011	2010	2011	2010
Comprehensive income attributable to Accenture SCA	$785,438	$464,914	$2,102,811	$1,473,298
Comprehensive income attributable to noncontrolling interests	10,535	4,198	31,300	15,894

Total comprehensive income	$795,973	$469,112	$2,134,111	$1,489,192

Issuances of Accenture SCA Class I Common Shares Related to Employee Share Programs

Issuances of Accenture SCA Class I common shares related to employee share programs represent the net amount of issuances to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans and include offsetting impact of shares acquired by the Company via share withholding for payroll tax obligations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Dividends

The Company’s dividend activity during the nine months ended May 31, 2011 was as follows:

	Dividend Per	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash
Dividend Payment Date	Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Outlay
November 15, 2010	$0.45	October 12, 2010	$319,807	October 12, 2010	$843	$320,650
May 13, 2011	0.45	April 12, 2011	322,197	April 12, 2011	795	322,992

Total Dividends			$642,004		$1,638	$643,642

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $87,541 as of May 31, 2011. The Company has limited its credit risk by entering into derivative transactions only with highly-rated global financial institutions, limiting the amount of credit exposure with any one financial institution and conducting ongoing evaluation of the creditworthiness of the financial institutions with which it does business.

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of May 31, 2011 was $7,623.

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

The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statement. The notional and fair values of all derivative instruments were as follows:

	May 31, 2011		August 31, 2010
	Notional Value	Fair Value	Notional Value	Fair Value
Foreign currency forward contracts:
To buy	$2,776,458	$80,479	$2,402,633	$6,747
To sell	383,471	(561)	187,681	(427)

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of May 31, 2011, the Company held no derivatives that were designated as fair value or net investment hedges.

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statement and for the three and nine months ended May 31, 2011 and 2010 was not material. In addition, the Company did not discontinue any cash flow hedges during the three and nine months ended May 31, 2011 and 2010.

The activity related to the change in net unrealized gains (losses) on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Nine Months Ended May 31,
	2011	2010
Net unrealized gains (losses) on cash flow hedges, net of tax, beginning of period	$6,228	$(10,575)
Change in fair value, net of tax	43,342	30,288
Reclassification adjustments into earnings, net of tax	(9,820)	(9,226)
Portion attributable to Noncontrolling interests, net of tax	(83)	(57)

Net unrealized gains on cash flow hedges, net of tax, end of period	$39,667	$10,430

As of May 31, 2011, $12,291 of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

The fair values of derivative instruments designated as cash flow hedges are recorded in the Consolidated Balance Sheet as follows:

	May 31, 2011	August 31, 2010
Assets
Other current assets	$24,012	$10,806
Other non-current assets	45,209	13,962

Total	$69,221	$24,768

Liabilities
Other accrued liabilities	$3,311	$9,845
Other non-current liabilities	1,062	5,202

Total	$4,373	$15,047

Other Derivatives

The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives was a net gain of $18,016 and $84,994 for the three and nine months ended May 31, 2011, respectively. Realized gains or losses and changes in the estimated fair value of these derivatives was a net loss of $(51,532) and $(12,583) for the three and nine months ended May 31, 2010, respectively. Net gains are offset by net foreign currency losses, including net losses related to the underlying balance sheet exposures and are recorded in Other income (expense), net in the Consolidated Income Statement. Net losses are offset by net foreign currency gains, including net gains related to the underlying balance sheet exposures and are recorded in Other income (expense), net in the Consolidated Income Statement.

The fair values of other derivative instruments are recorded in the Consolidated Balance Sheet as follows:

	May 31, 2011	August 31, 2010
Other current assets	$18,320	$4,422
Other accrued liabilities	3,250	7,823

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of May 31, 2011 and August 31, 2010, the Company has reflected the fair value of $107,431 and $93,404, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

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

Typically, the Company has contractual recourse against third parties for certain payments made by the Company in connection with arrangements where third party nonperformance has given rise to the client’s claim. Payments by the Company under any of the arrangements described above are generally conditioned on the client making a claim which may be disputed by the Company, typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.

As of May 31, 2011 and August 31, 2010, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $776,000 and $556,000, respectively, of which all but approximately $83,000 and $71,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of May 31, 2011, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

8. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2011		2010
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$1,443,188	$195,631	$1,178,355	$168,166
Financial Services	1,441,626	262,180	1,149,863	201,235
Health & Public Service	971,277	70,363	926,618	74,530
Products	1,575,184	190,501	1,307,903	183,780
Resources	1,284,116	230,741	1,004,056	176,119
Other	4,724	—	4,222	—

Total	$6,720,115	$949,416	$5,571,017	$803,830

	Nine Months Ended May 31,
	2011		2010
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications & High Tech	$4,002,113	$539,317	$3,447,815	$454,179
Financial Services	4,008,364	710,975	3,330,779	581,117
Health & Public Service	2,867,489	217,715	2,724,693	246,291
Products	4,344,871	473,547	3,717,538	441,023
Resources	3,583,449	606,374	2,897,528	478,601
Other	13,100	—	11,634	—

Total	$18,819,386	$2,547,928	$16,129,987	$2,201,211

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

•	Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to changes in technology and client demand.

•	The consulting and outsourcing markets are highly competitive, and we might not be able to compete effectively.

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment, including risks related to governmental budget and debt constraints.

•	Our business could be adversely affected if our clients are not satisfied with our services.

•	Our results of operations could be materially adversely affected if our clients terminate their contracts with us.

•	Outsourcing services are a significant part of our business and subject us to additional operational and financial risk.

•	Our results of operations could materially suffer if we are not able to obtain favorable pricing.

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

Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2011 were $6.72 billion, compared with $5.57 billion for the third quarter of fiscal 2010, an increase of 21% in U.S. dollars and 15% in local currency. Net revenues for the nine months ended May 31, 2011 were $18.82 billion, compared with $16.13 billion for the nine months ended May 31, 2010, an increase of 17% in U.S. dollars and 16% in local currency. This very strong growth during the nine months ended May 31, 2011 contrasts with a 6% local currency revenue decline during the nine months ended May 31, 2010, compared to the nine months ended May 31, 2009. All of our operating groups experienced year-over-year revenue growth in local currency in the third quarter of fiscal 2011, with very strong growth in Resources and Financial Services. Overall market demand for our services remains strong. Based on new contract bookings over the last several quarters, we expect growth to continue in most areas of our business. However, we also expect the level of year-over-year growth will moderate and vary across segments and geographic regions and between consulting and outsourcing services. As there continues to be significant economic and geopolitical uncertainty, as well as volatility in markets around the world, our ability to manage any potential impact to client demand patterns resulting from these uncertainties will be a driver of our performance.

In our consulting business, net revenues for the third quarter of fiscal 2011 were $3.97 billion, compared with $3.22 billion for the third quarter of fiscal 2010, an increase of 23% in U.S. dollars and 17% in local currency. Consulting net revenues for the nine months ended May 31, 2011 were $11.04 billion, compared with $9.28 billion for the nine months ended May 31, 2010, an increase of 19% in U.S. dollars and 18% in local currency. All five operating groups experienced year-over-year consulting revenue growth in local currency in the third quarter of fiscal 2011, driven by very strong growth in Resources, Products, Financial Services and Communications & High Tech. In our consulting business overall, clients continue to focus on initiatives designed to deliver cost savings and performance improvement, as well as projects to grow and transform their businesses, and continue to use a phased approach to contracting work. Compared to fiscal 2010, we are providing a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenues. While this trend has moderated recently due to higher demand for on-site personnel, we expect this trend to continue in the medium term. While the business environment remains competitive, pricing is stable with some improvement in certain areas of our business.

In our outsourcing business, net revenues for the third quarter of fiscal 2011 were $2.75 billion, compared with $2.35 billion for the third quarter of fiscal 2010, an increase of 17% in U.S. dollars and 12% in local currency. Outsourcing net revenues for the nine months ended May 31, 2011 were $7.78 billion, compared with $6.85 billion for the nine months ended May 31, 2010, an increase of 13% in both U.S. dollars and local currency. Four of our five operating groups experienced year-over-year outsourcing revenue growth in local currency in the third quarter of fiscal 2011, led by Financial Services and Communications & High Tech. Health & Public Service experienced a slight year-over-year revenue decline in local currency in the third quarter of fiscal 2011, driven by a decline in Public Service. We continue to experience higher volumes, scope and geographic expansions and new work at existing clients. In addition, clients continue to be focused on projects that will improve operational effectiveness. As with systems integration consulting, compared to fiscal 2010 we are providing a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the nine months ended May 31, 2010, the U.S. dollar weakened against many currencies during the nine months ended May 31, 2011. This resulted in favorable currency translation and U.S. dollar revenue results that were approximately 6% and 1% better than our results in local currency for the three and nine months ended May 31, 2011, respectively. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2011, we estimate the foreign-exchange impact to our full fiscal 2011 revenue growth will be approximately 3% higher growth in U.S. dollars than our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the third quarter of fiscal 2011 was approximately 85% and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.

We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 223,000 as of May 31, 2011, compared with approximately 215,000 as of February 28, 2011 and 190,000 as of May 31, 2010. This 17% year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2011 was 15%, compared with 14% in the second quarter of fiscal 2011 and 17% in the third quarter of fiscal 2010. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. Compensation increases for fiscal 2011, which for the majority of our personnel were effective September 1, 2010, were higher than in the prior fiscal year. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to hire sufficient employees with the skills and background where they are needed, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the third quarter of fiscal 2011 was 34.4%, compared with 34.7% for the third quarter of fiscal 2010. Gross margin for the nine months ended May 31, 2011 was 32.8%, compared with 33.5% for the nine months ended May 31, 2010. Our contract profitability for the nine months ended May 31, 2011 was lower than the same period in fiscal 2010, although it has improved during the third quarter, as we continue our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a larger number of new employees to meet demand.

Sales and marketing and general and administrative costs as a percentage of net revenues were 20.2% for both the third quarter of fiscal 2011 and 2010. Sales and marketing and general and administrative costs as a percentage of net revenues were 19.2% for the nine months ended May 31, 2011, compared with 19.8% for the nine months ended May 31, 2010. Sales and marketing is driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate, to maintain or lower these costs as a percentage of revenues. These actions include performing a greater proportion of these activities in lower-cost locations. For the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010, sales and marketing costs as a percentage of net revenues remained flat, while general and administrative costs decreased as a percentage of net revenues. This decrease in general and administrative costs was due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the bad debt reserve in the first quarter of fiscal 2011, partially offset by a provision for litigation matters of $75 million recorded in the third quarter of fiscal 2011. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the third quarter of fiscal 2011 was $949 million, compared with $804 million for the third quarter of fiscal 2010. Operating income for the nine months ended May 31, 2011 was $2,548 million, compared with $2,201 million for the nine months ended May 31, 2010. Operating margin (Operating income as a percentage of Net revenues) for the third quarter of fiscal 2011 was 14.1%, compared with 14.4% for the third quarter of fiscal 2010. Operating margin for the nine months ended May 31, 2011 was 13.5%, compared with 13.6% for the nine months ended May 31, 2010.

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

Bookings and Backlog

New contract bookings for the third quarter of fiscal 2011 were $7.11 billion, with consulting bookings of $3.73 billion and outsourcing bookings of $3.37 billion. New contract bookings for the nine months ended May 31, 2011 were $20.40 billion, with consulting bookings of $11.26 billion and outsourcing bookings of $9.14 billion.

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

Results of Operations for the Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended May 31,		Percent Increase U.S. dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended May 31,
	2011	2010			2011	2010
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$1,443	$1,178	22%	16%	22%	21%
Financial Services	1,442	1,150	25	19	22	21
Health & Public Service	971	927	5	3	14	17
Products	1,575	1,308	20	14	23	23
Resources	1,284	1,004	28	22	19	18
Other	5	4	n/m	n/m	—	—

TOTAL NET REVENUES	6,720	5,571	21%	15%	100%	100%

Reimbursements	484	404	20

TOTAL REVENUES	$7,204	$5,975	21%

GEOGRAPHIC REGIONS
Americas	$2,921	$2,513	16%	14%	43%	45%
EMEA (1)	2,935	2,433	21	13	44	44
Asia Pacific	865	625	38	25	13	11

TOTAL NET REVENUES (2)	$6,720	$5,571	21%	15%	100%	100%

TYPE OF WORK
Consulting	$3,966	$3,225	23%	17%	59%	58%
Outsourcing	2,754	2,346	17	12	41	42

TOTAL NET REVENUES	$6,720	$5,571	21%	15%	100%	100%

n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

(2)	May not total due to rounding.

Net Revenues

The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.

Operating Groups

•

Communications & High Tech net revenues increased 16% in local currency. Consulting revenues reflected very strong growth, driven by growth across all industry groups in EMEA, and Communications and Media & Entertainment in Americas. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in EMEA.

•

Financial Services net revenues increased 19% in local currency. Consulting revenues reflected very strong growth, driven by growth in all industry groups in EMEA and Americas, partially offset by a decline in Banking in Asia Pacific. Outsourcing revenues reflected significant growth, driven by growth across all industry groups in Americas and EMEA.

•

Health & Public Service net revenues increased 3% in local currency. Consulting revenues reflected modest growth, with significant growth in Health, led by Americas and Asia Pacific, partially offset by declines in Public Service in EMEA and Americas. Outsourcing revenues decreased slightly, primarily due to a decline in Public Service in EMEA. In addition, the uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom and several other countries, continue to have a significant impact on demand in our public service business. This had a negative impact on our revenues and new contract bookings in our public service business during the third quarter of fiscal 2011, and we expect this trend to continue.

•

Products net revenues increased 14% in local currency. Consulting revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Consumer Goods & Services and Automotive. Outsourcing revenues increased, driven by growth across all geographic regions and most industry groups, led by Air, Freight & Travel Services across all geographic regions and Retail in Americas and Asia Pacific.

•

Resources net revenues increased 22% in local currency. Consulting revenues reflected very significant growth, driven by growth across all geographic regions and industry groups, led by Natural Resources. Outsourcing revenues reflected growth, driven by growth in Utilities in EMEA and Natural Resources in Americas.

Geographic Regions

•	Americas net revenues increased 14% in local currency, led by the United States, Brazil and Canada.

•	EMEA net revenues increased 13% in local currency. We experienced growth in local currency in most countries in EMEA, led by the United Kingdom, France, Germany, Italy, Switzerland and South Africa.

•	Asia Pacific net revenues increased 25% in local currency, led by Australia, Japan, Singapore, China, Malaysia and India.

Operating Expenses

Operating expenses for the third quarter of fiscal 2011 were $6,255 million, an increase of $1,083 million, or 21%, over the third quarter of fiscal 2010, and increased as a percentage of revenues to 86.8% from 86.5% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2011 were $5,771 million, an increase of $1,004 million, or 21%, over the third quarter of fiscal 2010, and increased as a percentage of net revenues to 85.9% from 85.6% during this period.

Cost of Services

Cost of services for the third quarter of fiscal 2011 was $4,895 million, an increase of $851 million, or 21%, over the third quarter of fiscal 2010, and increased as a percentage of revenues to 67.9% from 67.7% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2011 was $4,410 million, an increase of $771 million, or 21%, over the third quarter of fiscal 2010, and increased as a percentage of net revenues to 65.6% from 65.3% during this period. Gross margin for the third quarter of fiscal 2011 decreased to 34.4% from 34.7% during this period. Our contract profitability for the third quarter of fiscal 2011 was lower than the same period in fiscal 2010, as we continue our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a larger number of new employees to meet demand.

Sales and Marketing

Sales and marketing expense for the third quarter of fiscal 2011 was $832 million, an increase of $118 million, or 16%, over the third quarter of fiscal 2010, and decreased as a percentage of net revenues to 12.4% from 12.8% during this period.

General and Administrative Costs

General and administrative costs for the third quarter of fiscal 2011 were $527 million, an increase of $117 million, or 29%, over the third quarter of fiscal 2010, and increased as a percentage of net revenues to 7.8% from 7.4% during this period. The increase as a percentage of net revenues reflects the impact of a provision for litigation matters of $75 million, or 1.1% of net revenues, partially offset by management of other general and administrative costs at a growth rate lower than that of net revenues.

Operating Income and Operating Margin

Operating income for the third quarter of fiscal 2011 was $949 million, an increase of $146 million, or 18%, over the third quarter of fiscal 2010, and decreased as percentage of net revenues to 14.1% from 14.4% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended May 31,
	2011		2010
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease) (1)
		(in millions of U.S. dollars)
Communications & High Tech	$196	14%	$168	14%	$27
Financial Services	262	18	201	18	61
Health & Public Service	70	7	75	8	(4)
Products	191	12	184	14	7
Resources	231	18	176	18	55

Total (1)	$949	14.1%	$804	14.4%	$146

(1)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the third quarter of fiscal 2011 was similar to that disclosed for Net revenues. During the third quarter of fiscal 2011, each operating group recorded a portion of the provision for litigation matters. In addition, each operating group benefitted from our management of other general and administrative costs at a growth rate lower than that of our net revenues. The commentary below provides additional insight into operating group performance and operating margin for the third quarter of fiscal 2011, compared with the third quarter of fiscal 2010, exclusive of these impacts.

•	Communications & High Tech operating income increased, primarily due to revenue growth, partially offset by lower contract profitability.

•	Financial Services operating income increased, driven by strong revenue growth, partially offset by lower outsourcing contract profitability.

•

Health & Public Service operating income, exclusive of the impacts described above, reflected modest consulting revenue growth and improved consulting contract profitability, partially offset by a slight outsourcing revenue decline and lower outsourcing contract profitability.

•	Products operating income increased, primarily driven by revenue growth, offset by lower consulting contract profitability.

•	Resources operating income increased, primarily driven by significant consulting revenue growth.

Interest Income

Interest income for the third quarter of fiscal 2011 was $10 million, an increase of $2 million, or 33%, over the third quarter of fiscal 2010. The increase was primarily due to higher interest rates and cash balances.

Other Income (Expense), net

Other income (expense), net for the third quarter of fiscal 2011 was $1 million, an increase of $7 million over the third quarter of fiscal 2010. The change was driven by lower net foreign currency exchange losses during the third quarter of fiscal 2011.

Provision for Income Taxes

The effective tax rate for the third quarter of fiscal 2011 was 27.0%, compared with 29.8% for the third quarter of fiscal 2010. The effective tax rate was lower in the third quarter of fiscal 2011 due to a number of factors that impact our geographic mix of income, partially offset by a net increase in reserves related to ongoing tax audits.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2011 annual effective tax rate to be in the range of 27% to 28%. The fiscal 2010 annual effective tax rate was 29.3%.

Results of Operations for the Nine Months Ended May 31, 2011 Compared to the Nine Months Ended May 31, 2010

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended May 31,		Percent Increase U.S. dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Nine Months Ended May 31,
	2011	2010			2011	2010
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$4,002	$3,448	16%	15%	21%	21%
Financial Services	4,008	3,331	20	20	22	21
Health & Public Service	2,867	2,725	5	5	15	17
Products	4,345	3,718	17	16	23	23
Resources	3,583	2,898	24	21	19	18
Other	13	12	n/m	n/m	—	—

TOTAL NET REVENUES (1)	18,819	16,130	17%	16%	100%	100%

Reimbursements	1,359	1,131	20

TOTAL REVENUES (1)	$20,179	$17,261	17%

GEOGRAPHIC REGIONS
Americas	$8,230	$6,946	18%	17%	44%	43%
EMEA	8,164	7,370	11	12	43	46
Asia Pacific	2,426	1,814	34	23	13	11

TOTAL NET REVENUES (1)	$18,819	$16,130	17%	16%	100%	100%

TYPE OF WORK
Consulting	$11,043	$9,277	19%	18%	59%	58%
Outsourcing	7,776	6,853	13	13	41	42

TOTAL NET REVENUES	$18,819	$16,130	17%	16%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

Net Revenues

The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2011 compared to the nine months ended May 31, 2010.

Operating Groups

•

Communications & High Tech net revenues increased 15% in local currency. Consulting revenues reflected strong growth, driven by growth across all geographic regions and industry groups, led by Americas and EMEA. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in EMEA.

•

Financial Services net revenues increased 20% in local currency. Consulting revenues reflected significant growth, driven by growth in Banking and Insurance in EMEA and all industry groups in Americas, partially offset by a decline in Banking in Asia Pacific. Outsourcing revenues reflected significant growth, driven by growth across all industry groups in EMEA and Americas.

•

Health & Public Service net revenues increased 5% in local currency. Consulting revenues reflected growth in Americas, with significant growth in Health, partially offset by a decline in Public Service in EMEA. The increase in consulting revenues was significantly impacted by a delivery inefficiency on a consulting contract in Public Service in Americas in the first nine months of fiscal 2010, which negatively affected revenues in that period. Outsourcing revenues increased due to growth in Americas, partially offset by a decrease in Public Service in EMEA. Outsourcing revenues also reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. In addition, the uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom and several other countries, continue to have a significant impact on demand in our public service business. This had a negative impact on our revenues and new contract bookings in our public service business during the nine months ended May 31, 2011, and we expect this trend to continue.

•

Products net revenues increased 16% in local currency. Consulting revenues reflected significant growth, driven by growth across all geographic regions and industry groups, led by Consumer Goods & Services and Automotive. Outsourcing revenues increased, driven by growth across all geographic regions and most industry groups, led by Retail in Americas and Asia Pacific and Air, Freight & Travel Services in Americas and EMEA.

•

Resources net revenues increased 21% in local currency. Consulting revenues reflected very significant growth, driven by growth across all geographic regions and industry groups, led by Natural Resources. Outsourcing revenues reflected strong growth, driven by growth in Utilities and Energy in EMEA and Energy and Natural Resources in Americas.

Geographic Regions

•	Americas net revenues increased 17% in local currency, led by the United States, Brazil and Canada.

•	EMEA net revenues increased 12% in local currency. We experienced growth in local currency in most countries in EMEA, led by the United Kingdom, France, Germany, Italy, Switzerland and South Africa.

•	Asia Pacific net revenues increased 23% in local currency, led by Japan, Australia, Singapore, China, India and Malaysia.

Operating Expenses

Operating expenses for the nine months ended May 31, 2011 were $17,631 million, an increase of $2,571 million, or 17%, over the nine months ended May 31, 2010, and increased as a percentage of revenues to 87.4% from 87.2% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2011 were $16,271 million, an increase of $2,343 million, or 17%, over the nine months ended May 31, 2010, and increased as a percentage of net revenues to 86.5% from 86.4% during this period.

Cost of Services

Cost of services for the nine months ended May 31, 2011 was $14,008 million, an increase of $2,152 million, or 18%, over the nine months ended May 31, 2010, and increased as a percentage of revenues to 69.4% from 68.7% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2011 was $12,648 million, an increase of $1,924 million, or 18%, over the nine months ended May 31, 2010, and increased as a percentage of net revenues to 67.2% from 66.5% during this period. Gross margin for the nine months ended May 31, 2011 decreased to 32.8% from 33.5% during this period. Our contract profitability for the nine months ended May 31, 2011 was lower than the same period in fiscal 2010, as we continue our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a larger number of new employees to meet demand.

Sales and Marketing

Sales and marketing expense for the nine months ended May 31, 2011 was $2,274 million, an increase of $314 million, or 16%, over the nine months ended May 31, 2010, and remained flat as a percentage of net revenues at 12.1% during this period.

General and Administrative Costs

General and administrative costs for the nine months ended May 31, 2011 were $1,349 million, an increase of $113 million, or 9%, over the nine months ended May 31, 2010, and decreased as a percentage of net revenues to 7.2% from 7.7% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience, partially offset by a provision for litigation matters recorded in the third quarter of fiscal 2011 of $75 million, or 0.4% of net revenues.

Operating Income and Operating Margin

Operating income for the nine months ended May 31, 2011 was $2,548 million, an increase of $347 million, or 16%, over the nine months ended May 31, 2010, and decreased as a percentage of net revenues to 13.5% from 13.6% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended May 31,				Increase (Decrease) (1)
	2011		2010
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications & High Tech	$539	13%	$454	13%	$85
Financial Services	711	18	581	17	130
Health & Public Service	218	8	246	9	(29)
Products	474	11	441	12	33
Resources	606	17	479	17	128

Total	$2,548	13.5%	$2,201	13.6%	$347

(1)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the nine months ended May 31, 2011 was similar to that disclosed for Net revenues. During the nine months ended May 31, 2011, each operating group benefitted from our management of general and administrative costs at a growth rate lower than that of our net revenues, as well as a reduction in the bad debt reserve in the first quarter of fiscal 2011. In addition, each operating group recorded in the third quarter of fiscal 2011 a portion of the provision for litigation matters and experienced during the nine months ended May 31, 2011 higher recruiting and training costs from the addition of a larger number of new employees to meet demand. The commentary below provides additional insight into operating group performance and operating margin for the nine months ended May 31, 2011, compared with the nine months ended May 31, 2010, exclusive of these impacts.

•	Communications & High Tech operating income increased, primarily due to revenue growth, partially offset by lower contract profitability.

•	Financial Services operating income increased, driven by very strong revenue growth.

•

Health & Public Service operating income decreased. Revenue growth, including revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies, was more than offset by lower consulting and outsourcing contract profitability. Fiscal 2010 operating income included the negative impact of inefficient delivery on a contract in Public Service in Americas.

•

Products operating income increased, primarily driven by revenue growth, partially offset by lower contract profitability. Products operating results in both periods were also impacted by expected lower margins on certain contracts.

•	Resources operating income increased, primarily driven by significant consulting revenue growth.

Interest Income

Interest income for the nine months ended May 31, 2011 was $29 million, an increase of $8 million, or 36%, over the nine months ended May 31, 2010. The increase was primarily due to higher interest rates and cash balances.

Other Income (Expense), net

Other income (expense), net for the nine months ended May 31, 2011 was $12 million, an increase of $25 million over the nine months ended May 31, 2010. The change was driven by net foreign exchange gains during the nine months ended May 31, 2011, compared with net foreign exchange losses during the nine months ended May 31, 2010.

Provision for Income Taxes

The effective tax rate for the nine months ended May 31, 2011 was 27.4%, compared with 29.5% for the nine months ended May 31, 2010. The effective tax rate was lower in the nine months ended May 31, 2011 due to a number of factors that impact our geographic mix of income, partially offset by a net increase in reserves related to ongoing tax audits.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2011 annual effective tax rate to be in the range of 27% to 28%. The fiscal 2010 annual effective tax rate was 29.3%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, available cash reserves and debt capacity available under various credit facilities. In addition, Accenture could raise additional funds through public or private debt or equity financings. We may use our available or additional funds to:

•	take advantage of opportunities, including more rapid expansion;

•	acquire complementary businesses or technologies;

•	develop new services and solutions; or

•	facilitate purchases, redemptions and exchanges of Accenture’s and our shares.

As of May 31, 2011, cash and cash equivalents was $5.3 billion, compared with $4.8 billion as of August 31, 2010.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2011	2010	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$2,060	$1,840	$220
Investing activities	(382)	(164)	(218)
Financing activities	(1,507)	(1,723)	216
Effect of exchange rate changes on cash and cash equivalents	247	(183)	430

Net increase (decrease) in cash and cash equivalents	$418	$(230)	$648

Operating activities. The $220 million increase in cash provided by operating activities was primarily due to higher net income and changes in other operating assets and liabilities, partially offset by an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).

Investing activities. The $218 million increase in cash used was primarily due to increases in spending on purchases of property and equipment and business acquisitions.

Financing activities. The $216 million decrease in cash used was primarily due to lower cash dividends paid as a result of our transition to semi-annual dividend payments. For additional information, see Note 5 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

Borrowing Facilities

As of May 31, 2011, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,200	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	478	—
Local guaranteed and non-guaranteed lines of credit	166	—

Total	$1,844	$—

Under the borrowing facilities described above, we had an aggregate of $179 million of letters of credit outstanding as of May 31, 2011. In addition, we had total outstanding debt of $5 million as of May 31, 2011.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. As of May 31, 2011, Accenture’s and our aggregate available authorization was $1,721 million for our publicly announced open-market share purchase and these other share purchase programs.

Our share purchase activity during the nine months ended May 31, 2011 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Accenture SCA Class I common shares	10,659,544	$508
Accenture Canada Holdings Inc. exchangeable shares	118,001	6

Total	10,777,545	$514

Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2011. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted, and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions

During the nine months ended May 31, 2011, Accenture issued 5,424,048 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2011, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Typically, we have contractual recourse against third parties for certain payments made by us in connection with arrangements where third party nonperformance has given rise to the client’s claim. Payments by us under any of the arrangements described above are generally conditioned on the client making a claim which may be disputed by us, typically under dispute resolution procedures specified in the particular arrangement. The limitations of liability under these arrangements may be expressly limited or may not be expressly specified in terms of time and/or amount.

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

Recently Adopted Accounting Pronouncements

In September 2010, we adopted guidance issued by the Financial Accounting Standards Board on revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of allocation in previous guidance; requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price; and requires a vendor to use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended May 31, 2011, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2010, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
Accenture SCA
March 1, 2011 — March 31, 2011
Class I common shares	227,178	$54.13	—	—
April 1, 2011 — April 30, 2011
Class I common shares	1,109,782	$55.75	—	—
May 1, 2011 — May 31, 2011
Class I common shares	150,650	$56.73	—	—
Total
Class I common shares	1,487,610	$55.60	—	—
Accenture Canada Holdings Inc.
March 1, 2011 — March 31, 2011
Exchangeable shares	—	$—	—	—
April 1, 2011 — April 30, 2011
Exchangeable shares	10,500	$56.01	—	—
May 1, 2011 — May 31, 2011
Exchangeable shares	—	$—	—	—
Total
Exchangeable shares	10,500	$56.01	—	—

(1)	During the third quarter of fiscal 2011, we acquired a total of 1,487,610 Accenture SCA Class I common shares and 10,500 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of purchase or redemption, or employee forfeiture, as applicable. In addition, during the third quarter of fiscal 2011, Accenture issued 690,428 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(3)	As of May 31, 2011, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,721 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares

On March 31, 2011, April 12, 2011, April 29, 2011, May 25, 2011 and May 31, 2011, we transferred an aggregate of 5,886,038 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides additional information relating to the purchase by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares for the third quarter of fiscal 2011. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2011 — March 31, 2011
Class A ordinary shares	13,347	$52.74	—	$2,343
Class X ordinary shares	236,546	$0.0000225	—	—
April 1, 2011 — April 30, 2011
Class A ordinary shares	2,729,846	$56.52	2,687,386	$2,129
Class X ordinary shares	1,194,173	$0.0000225	—	—
May 1, 2011 — May 31, 2011
Class A ordinary shares	7,174,094	$56.53	7,061,140	$1,721
Class X ordinary shares	400,582	$0.0000225	—	—
Total
Class A ordinary shares (4)	9,917,287	$56.52	9,748,526
Class X ordinary shares (5)	1,831,301	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2011, Accenture purchased 9,748,526 Accenture plc Class A ordinary shares under this program for an aggregate price of $550.8 million. The open-market purchase program does not have an expiration date.

(3)	As of May 31, 2011, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,721 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the third quarter of fiscal 2011, Accenture and we purchased 168,761 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	During the third quarter of fiscal 2011, Accenture redeemed 1,831,301 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

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

Date: June 24, 2011

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