Form 10-K
period 2011-08-31
ACCENTURE SCA
filed 2011-10-21
CIK 1143908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2011 was approximately $3,378,509,105 based on the closing price of Accenture plc’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $51.48 per share for which the registrant’s Class I common shares, par value €1.25 per share, are redeemable. There is no established public trading market for the registrant’s Class I common shares.

The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of October 11, 2011 was 60,989,189 (which number does not include 988,042,875 issued shares held by the registrant or its general partner).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to Accenture plc’s Annual General Meeting of Shareholders, to be held on February 9, 2012, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2011.

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

Available Information

We do not maintain a website, so we do not make our filings available by website. We will provide, however, free of charge to any person who makes a request, electronic or printed copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. You may find, however, reports filed pursuant to Section 16(a) of the Exchange Act by the directors and executive officers of Accenture plc, our general partner, on the Investor Relations section of Accenture plc’s website (http://investor.accenture.com). All persons acting on our behalf, including the directors and executive officers of Accenture plc, are subject to the terms of the Accenture Code of Business Ethics, a copy of which can be accessed on the Investor Relations section of Accenture plc’s website. Any amendments to, or waivers granted to the directors or officers of Accenture plc, from a provision of the Accenture Code of Business Ethics will be disclosed, under existing Accenture plc policy, through the Investor Relations section of Accenture plc’s website.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

In this Annual Report on Form 10-K, we use the terms “we,” the “Company,” “our” and “us” to refer to Accenture SCA and its subsidiaries. We use the term “Accenture” to refer to Accenture plc or, prior to September 1, 2009, to Accenture Ltd. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31.

ITEM 1. BUSINESS

Overview

We are one of the world’s leading management consulting, technology services and outsourcing organizations, with approximately 236,000 employees; offices and operations in more than 200 cities in 54 countries; and revenues before reimbursements (“net revenues”) of $25.51 billion for fiscal 2011.

Our “high performance business” strategy is to use our expertise in consulting, technology and outsourcing to help clients perform at higher levels so they can create sustainable value for their customers, stakeholders and shareholders. We use our industry and business-process knowledge, our service offering expertise and our insight into, and understanding of, emerging technologies and new business and technology trends to formulate and implement solutions for our clients. Our strategy is focused on helping clients improve operational performance, deliver their products and services more effectively and efficiently and grow their businesses in existing and new markets.

We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service. Drawing on a combination of industry expertise, functional capabilities, alliances, global resources and technology, we seek to deliver competitively priced, high-value services that help our clients measurably improve business performance. Our global delivery model enables us to provide a complete end-to-end delivery capability by drawing on our global resources to deliver high-quality, cost-effective solutions to our clients.

In fiscal 2011, we continued to implement a strategy focused on three dimensions: our core business, which includes the vast majority of management consulting, technology and outsourcing services that we have traditionally provided through our operating groups and growth platforms; strategic initiatives—including analytics, digital marketing, mobility, and smart grid, as well as technology areas such as cloud computing—that we are building on top of our core business; and geographic expansion. Our geographic expansion strategy focuses on emerging and mature markets with significant growth potential for us. Our priority emerging markets are the ASEAN (Association of Southeast Asian Nations) countries, Brazil, China, India, Mexico, the Middle East, Russia, South Africa, South Korea and Turkey.

Consulting, Technology and Outsourcing Services and Solutions

Our business is structured around five operating groups, which together comprise 19 industry groups serving clients in major industries around the world. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more standardized capabilities to multiple clients.

Our three growth platforms—management consulting, technology and business process outsourcing—are the innovation engines through which we build world-class skills and capabilities; develop our knowledge capital; and create, acquire and manage key assets central to the development of solutions for our clients. The professionals within these areas work closely with those in our operating groups to develop and deliver integrated services and solutions to clients. Client engagement teams—which typically consist of industry experts, capability specialists and professionals with local market knowledge—leverage the capabilities of our global delivery model to deliver price-competitive services and solutions. In certain instances, our client engagement teams include subcontractors, who supplement our professionals with additional resources in a specific skill, service or product area, as needed.

Operating Groups

The following table shows the current organization of our five operating groups and their 19 industry groups. Our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geography (including long-lived asset information), see Note 15 (Segment Reporting) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Operating Groups and Industry Groups
Communications & High Tech*	Financial Services	Health & Public Service	Products	Resources

• Communications	• Banking	• Health	• Air, Freight & Travel Services	• Chemicals
• Electronics & High Tech	• Capital Markets	• Public Service		• Energy
• Media & Entertainment	• Insurance		• Automotive	• Natural Resources
			• Consumer Goods & Services • Industrial Equipment • Infrastructure & Transportation Services • Life Sciences • Retail	• Utilities

*	On Sept. 1, 2011, the Communications & High Tech operating group changed its name to Communications, Media & Technology.

Communications & High Tech*

Our Communications & High Tech operating group serves the communications, electronics, high technology, media and entertainment industries. Professionals in this operating group help clients leverage innovation and enhance their business results through industry-specific solutions and by seizing the opportunities made possible by the convergence of communications, computing and content. Examples of our services and solutions include the application of mobile technology software and services; broadband and Internet protocol solutions; advanced advertising solutions; product innovation and digital rights management; as well as systems integration, customer care, supply chain, analytics, global operations and workforce transformation services. In support of these services, we have developed an array of assets, repeatable solutions, methodologies and research facilities to demonstrate how new technologies and industry-leading practices can be applied in new and innovative ways to enhance our clients’ business performance. Our Communications & High Tech operating group comprises the following industry groups:

•

Communications. Our Communications industry group serves most of the world’s leading wireline, wireless, cable and satellite communications and service providers. We provide a wide range of services designed to help our communications clients grow revenues, increase profitability and improve customer satisfaction. We offer a comprehensive solutions portfolio designed to address major business and operational issues related to sales and service channels, new product innovation, network functions, corporate functions and information technology. Our Communications industry group represented approximately 55% of our Communications & High Tech operating group’s net revenues in fiscal 2011.

•

Electronics & High Tech. Our Electronics & High Tech industry group serves the communications technology, consumer technology, enterprise technology, semiconductor, software, medical equipment and aerospace/defense segments. This industry group provides services in areas such as strategy, enterprise resource management, customer relationship management, integrated mobile solutions, embedded software solutions, product lifecycle management, sales transformation, supply chain management, human performance and merger/acquisition activities. We also offer a suite of reusable solutions designed to address the industry’s major business and operational challenges, such as new product innovation and development, global operations, sales and marketing, enterprise and consumer channel operations, and customer support. Our Electronics & High Tech industry group represented approximately 35% of our Communications & High Tech operating group’s net revenues in fiscal 2011.

•

Media & Entertainment. Our Media & Entertainment industry group serves the broadcast, entertainment, print, publishing and portal industries. Professionals in this industry group provide a wide range of services, including digital marketing, performance advertising, digital rights management, and digital content and media technologies designed to help clients effectively manage, access, distribute and protect content across multiple platforms and devices. We also provide additional comprehensive turn-key solutions through Origin Digital and Digiplug, specialized Accenture units that help content owners and distributors adapt business processes and systems to enable digital monetization.

Financial Services

Our Financial Services operating group works with clients in a dynamic and increasingly global market environment to address cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new technologies. We offer services designed to help our clients increase cost efficiency, grow their customer bases, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•

Banking. Our Banking industry group works with retail and commercial banks and diversified financial enterprises. We help these organizations develop and execute strategies to lower operating costs; acquire and retain customers more effectively; expand product and service offerings; manage risk; comply with new regulatory initiatives; support integration related to mergers and acquisitions; and leverage new technologies and distribution channels. Our Banking industry group represented approximately 55% of our Financial Services operating group’s net revenues in fiscal 2011.

•

Capital Markets. Our Capital Markets industry group helps investment banks, broker/dealers, asset-management firms, depositories, exchanges and clearing and settlement organizations transform their businesses to increase competitiveness. We help clients develop and implement trading, wealth and asset-management, and market infrastructure systems and solutions.

•

Insurance. Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, modernize their technologies and improve the quality and consistency of risk selection decisions. We offer claims and policy management software and services designed to enable insurers to provide better customer service while optimizing costs and to deliver innovative products to market more quickly and efficiently. We also provide a variety of outsourcing solutions designed to help insurers improve working capital and cash flow, deliver cost savings and enhance long-term growth.

Health & Public Service

Our Health & Public Service operating group serves healthcare payers and providers, as well as government agencies and public service organizations, around the world. The group’s service offerings and research-based insights help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•

Health. Health-service organizations are under enormous pressure to reduce costs, improve the access and quality of healthcare services, and meet ever-growing government and regulatory requirements. Through our Insight-Driven Health initiative, our Health industry group works with healthcare providers, government health departments, policy-making authorities/regulators, managed care organizations, health insurers and other industry-related organizations around the world to improve the quality, accessibility and affordability of healthcare. Our key offerings address a variety of areas, including electronic medical records; health insurance exchanges; back-office services for hospitals and health plans; sales and marketing; core administration services; care management services; claims excellence/cost containment; and corporate functions, including human resources, finance, procurement and information technology.

•

Public Service. Our Public Service industry group helps governments position themselves for the future by transforming the way they deliver public services and engage with citizens. We provide services designed to help them increase the efficiency of their operations, improve service delivery to citizens and reduce their overall costs. We work primarily with defense, revenue, human services, public health, postal, justice and public-safety authorities or agencies, and our clients are generally national, state or local-level government organizations, as well as pan-geographic organizations. Our Public Service industry group represented approximately 74% of our Health & Public Service operating group’s net revenues in fiscal 2011. In addition, our work with clients in the U.S. federal government represented approximately 32% of our Health & Public Service operating group’s net revenues in fiscal 2011.

Products

Our Products operating group serves a set of increasingly interconnected consumer-relevant industries. Our Products operating group comprises the following industry groups:

•

Air, Freight & Travel Services. Our Air, Freight & Travel Services industry group serves airlines, freight and logistics companies, and travel services companies, including hotels, tour operators, rental car companies and cruise operators. We help clients increase organizational effectiveness by developing and implementing more efficient networks, optimizing back-office functions, integrating supply chains, developing procurement strategies and building improved customer relationship management capabilities. We also offer industry-specific solutions, such as Navitaire for the airline industry and a proprietary end-to-end shipment-management solution for the freight and logistics industry.

•

Automotive. Our Automotive industry group works with automotive companies, including original equipment manufacturers and tier-one and tier-two supplier manufacturers. We have a range of end-to-end industry-specific offerings, including sales and marketing and performance engineering services.

•

Consumer Goods & Services. Our Consumer Goods & Services industry group serves food and beverage, alcoholic beverage, household goods, personal care, tobacco, fashion/apparel, agribusiness and consumer health companies around the world. Our offerings are designed to help companies improve their performance by addressing critical elements of success, including large-scale enterprise resource planning, channel and revenue management, multi-channel marketing, working-capital productivity improvement and supply chain collaboration. We also help clients build operating models that support end-to-end processes needed to improve business results. Our Consumer Goods & Services industry group represented approximately 30% of our Products operating group’s net revenues in fiscal 2011.

•

Industrial Equipment. Our Industrial Equipment industry group serves the industrial and electrical equipment, automotive supplier, consumer durable and heavy equipment industries. We help our clients increase operating and supply chain efficiencies by improving processes and leveraging technology, and also help clients generate value from strategic mergers and acquisitions. In addition, our Industrial Equipment industry group develops and deploys solutions in the areas of cloud computing, channel management, collaborative product design, remote field maintenance, enterprise application integration and outsourcing.

•

Infrastructure & Transportation Services. Our Infrastructure & Transportation Services industry group serves companies in the construction, infrastructure management (ports, airports, seaports and road-tolling facilities) and mass transportation industries. We help clients develop and implement strategies and solutions designed to improve their information technology and customer relationship management capabilities, operate more efficient networks, integrate supply chains, develop procurement and electronic business marketplace strategies, and more effectively manage maintenance, repair and overhaul processes and expenses—all in the context of increasing priorities around mobility services and sustainability.

•

Life Sciences. Our Life Sciences industry group works with biopharmaceutical, medical technology and life-sciences services companies. We provide services in large-scale business and technology transformation, business performance improvement, post-merger integration, and business process and technology outsourcing. Our life sciences expertise covers the key business areas of research and development, marketing and sales, supply chain, manufacturing and select back-office functions.

•

Retail. Our Retail industry group serves a wide range of companies, including supermarkets, hardline retailers, mass-merchandise discounters, department stores, and fashion and other specialty retailers. We provide offerings designed to help clients drive value and differentiation with consumers through analytics-based marketing and merchandising, optimized integration of new channels, faster delivery and improved relevance of offerings to customers, effective use of advanced and core technologies and services, and improved cross-functional integration and operations.

Resources

Our Resources operating group serves the chemicals, energy, forest products, metals and mining, utilities and related industries. With market conditions driving energy companies to seek new ways of creating value for shareholders; deregulation and climate change fundamentally reforming the utilities industry and yielding cross-border opportunities; and an intensive focus on productivity and portfolio management in the chemicals and natural resources industries, we work with clients to create solutions designed to help them differentiate themselves in the marketplace and gain competitive advantage. We also work with clients across all industry segments on sustainability to help them meet emission targets and increase energy efficiency. Our Resources operating group comprises the following industry groups:

•

Chemicals. Our Chemicals industry group works with a wide cross-section of industry segments, including petrochemicals, specialty chemicals, polymers and plastics, gases and agricultural chemicals, among others. We help chemical companies develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•

Energy. Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and clean-energy companies. We help our clients optimize production, manage their hydrocarbon and non-hydrocarbon supply chains, streamline marketing operations and realize the potential of third-party enterprise-wide technology solutions. Our Energy industry group represented approximately 30% of our Resources operating group’s net revenues in fiscal 2011.

•

Natural Resources. Our Natural Resources industry group serves the metals, mining, forest products and building materials industries. We help our clients—which include mining companies in the coal, iron ore, copper and precious metals sectors; steel and aluminum producers; and lumber, pulp, papermaking, converting and packaging companies—develop and implement new business strategies, redesign business processes, manage complex change initiatives, and integrate processes and technologies to achieve higher levels of performance.

•

Utilities. Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving and highly competitive marketplace. We help utilities transform themselves from regulated, and sometimes state-owned, local entities to international deregulated corporations. We also develop diverse products and service offerings designed to help our clients deliver higher levels of service to their customers. These offerings include customer relationship management, workforce enablement, smart-grid development, supply chain optimization, and trading and risk management. We also provide a range of outsourced customer-care services to utilities and retail energy companies in North America. Our Utilities industry group represented approximately 35% of our Resources operating group’s net revenues in fiscal 2011.

Growth Platforms

Our management consulting, technology and business process outsourcing (“BPO”) growth platforms are the skill-based innovation engines through which we build world-class skills and capabilities; develop our knowledge capital; and create, acquire and manage key assets central to the development of solutions for our clients. The professionals within these areas work closely with those in our operating groups to develop and deliver integrated services and solutions to clients.

Management Consulting

Our management consulting growth platform is responsible for the development and delivery of our strategic, operational, functional, industry, process and change consulting capabilities, working closely with the professionals in our operating groups and the other growth platforms. Our management consulting professionals help large, complex organizations design and execute changes to their business and operating models, either for one or more critical business units or across the entire organization. This growth platform comprises six function-based service areas, as well as industry-focused teams of management consulting professionals with deep skills in the numerous industry segments that we serve. The majority of management consulting professionals have a primary focus on either one of the six service areas or on an industry, with a secondary focus on the other (i.e., industry or service area).

The six service areas are as follows:

•

Customer Relationship Management. The professionals in Customer Relationship Management (“CRM”) help companies acquire, develop and retain more profitable customer relationships. We offer a full range of capabilities that address every aspect of CRM, including marketing, pricing strategy and profitability assessment, direct and indirect sales, customer service, field support and customer contact operations. These capabilities include rigorous approaches to improving the return on marketing investment, methods for building insight into customers’ purchase habits and service preferences, tailoring offers and service treatment based upon that insight, and unique methods of optimizing the quality, cost and revenue impact of sales and service operations. We use these skills to help our clients accelerate growth, improve marketing and sales productivity and reduce customer care costs—thus increasing the value of their customer relationships and enhancing the economic value of their brands.

•

Finance & Enterprise Performance. The professionals in Finance & Enterprise Performance work with our clients’ finance and business unit executives to develop financial transaction processing, corporate finance and business performance reporting capabilities. Among the services we provide are strategic consulting on the design and structure of the finance function and the establishment of shared service centers. Our finance capability services also address revenue cycle management, billing, credit and collection effectiveness, electronic invoicing and settlement, tax processing, treasury operations, trading operations, lending and debt recovery, and benchmarking. Our performance management services address shareholder value targeting, scorecard and performance metrics development, performance reporting solutions and applied business analytics to improve profitability. Our professionals work with finance executives to develop and implement solutions designed to help them align their companies’ investments with their business objectives and establish security relating to the exchange of information with reporting institutions.

•

Operations. Operations is a new service area that was formed in September 2011. The professionals in Operations work with clients across a broad range of industries to develop and implement measurable, lasting improvements in all aspects of operations to enable profitable growth in new and existing markets. Our professionals combine global industry expertise and skills in a variety of areas, including operations and process transformation; sourcing and procurement; innovation and product development; manufacturing strategy and operations; service strategy and operations; integrated planning and fulfillment; and supply chain education. We work with clients to help align underlying process and operating models to support business strategies; optimize global operations; support profitable product launches; and enhance the skills and capabilities of the operations and supply chain workforce.

•

Risk Management. The professionals in Risk Management work with clients to develop risk management capabilities to help protect and grow the economic value of their organizations. Our Risk Management services help our clients align business strategy and risk capabilities to evaluate market options and drive profitable growth; develop a risk-conscious culture across their organizations; adapt to industry and geographic regulations to drive positive business impact; and develop capabilities to collect, model and analyze business information for better risk-based decision-making.

•

Strategy. Our Strategy professionals combine their strategy and operating model experience to help clients turn insights into results at both the enterprise and business unit level. With deep skills and capabilities in corporate strategy, corporate restructuring, growth and innovation strategies, mergers and acquisitions, and merger integration, we help clients develop and execute pragmatic ways to transform organizations and drive sustained high performance.

•

Talent & Organization. The professionals in Talent & Organization work with clients on a wide range of talent management, human resources, organizational effectiveness, human capital, learning and change issues to deliver improved business and operational results. Our integrated approach and end-to-end capabilities include services and solutions in organization and change management, human resources administration, learning and collaboration, organizational performance management, talent management and overall transformation of key workforces. We help companies and governments improve the efficiency and effectiveness of talent and organization capabilities while lowering associated costs; deliver improvements in employee, workforce and business performance; and transform organizations through project-, program- and enterprise-level change management.

In addition to our function-based service areas, we have specialized teams that provide industry-specific management consulting services, which draw from our functional service areas but are customized and adapted to each industry. The majority of our management consultants—whether in a function-based service area or on an industry management consulting team—has a specific industry alignment, underscoring the strength of our industry assets and experience.

Technology

Our technology growth platform comprises three service areas: systems integration consulting, technology consulting and information technology (“IT”) outsourcing.

Systems Integration Consulting

Our key systems integration consulting services and solutions include:

•

Enterprise Solutions and Enterprise Resource Planning (“ERP”). We implement a variety of application software—including SAP and Oracle, among others—to consolidate operations, streamline business processes, connect geographies and manage and exploit data to make more informed business decisions.

•

Industry and Functional Solutions. We provide clients with industry and functional solutions that streamline, integrate and manage business processes, systems and information, based on other vendors’ software assets or our own assets. These are typically “add-ons” to our clients’ core ERP systems or software to support industry-unique functions such as trading solutions, billing systems and health exchange solutions. From design to implementation, these end-to-end services help our clients improve analytics-based decision-making, financial management, customer service excellence, supply chain management and human resource management.

•

Information Management Services. We provide services to help organizations manage the full range of their information needs to improve data quality, enhance decision-making capabilities and meet compliance requirements. Our services include business intelligence; content management and portals; data management; and data quality solutions.

•

Cloud Computing. We help clients use cloud computing to improve their IT efficiency and agility. Typically, we use platforms and infrastructure such as Microsoft Azure, Salesforce Force, Amazon EC2 and Google Apps.

•

Custom Solutions. With deep skills and expertise in both J2EE (Java-based) and .NET technology architectures, we work with clients to develop custom solutions that meet unique business needs, often using open-source technology products and platforms.

•

Software as a Service (“SaaS”). We help clients implement SaaS solutions to meet their business needs with the added benefits of increasing flexibility and reducing total cost of ownership. Our SaaS methodology and toolset enables rapid, agile delivery of SaaS solutions across a wide range of services and leading SaaS solutions including Salesforce.com, Workday and NetSuite.

•

Mobility Services. We provide mobility and embedded software services across a wide range of industries and platforms, including Symbian, WinMo (Microsoft Windows Mobile), Windows Phone, Android, Blackberry, iPhone, Java, Linux and Meego. These are designed to help organizations tap the full potential of mobility across the business-to-employee, business-to-consumer, business-to-business and machine-to-machine environments.

•

Microsoft Solutions. Together with our alliance partner Microsoft and our Avanade subsidiary, we develop and deliver cost-efficient, innovative business solutions across the Microsoft platform and full set of software, leveraging our deep industry expertise and practical applications of leading-edge technologies. We have also helped a significant number of clients implement Microsoft’s BPOS (Business Productivity Online Standard Suite) and other cloud-based tools using Microsoft’s Azure platform.

Technology Consulting

Our key technology consulting services and solutions include:

•

IT Strategy. We help client CEOs and CIOs link IT investments to business results and help manage those investments to ensure that the planned business impact is achieved. We also help CIOs transform how IT works, both internally and with business partners, so that IT is “run like a business” to deliver high performance.

•

Infrastructure Consulting. We provide solutions to help clients optimize their IT infrastructures while reducing costs. From virtualization of servers and desktops, to data center operations engineering and enterprise network design and implementation, our services are designed to enable clients to rationalize, standardize, optimize, secure and transform their IT infrastructures for improved performance of mission-critical business processes, applications and end-users.

•

IT Security Consulting. We help clients implement security tools and processes so they can become more agile in response to changing market forces and evolving threats. Working with us, our clients are better able to secure data and applications, protect identities, address threats and vulnerabilities, and meet compliance demands while reducing costs and improving efficiency.

•

Application Modernization and Optimization. We specialize in defining and executing strategies that transform our clients’ application portfolios into rationalized, flexible, cost-efficient and reliable assets. Our services and solutions help clients define and implement innovative approaches to extending the useful life of legacy applications at a significantly reduced cost or help to retire platforms and replace them with more modern, sustainable solutions.

IT Outsourcing

Our approach to IT outsourcing goes beyond traditional cost-cutting measures to help clients improve the total performance of application and infrastructure development and maintenance. We provide a full range of application outsourcing and infrastructure outsourcing services and solutions:

•

Application Outsourcing. We provide a wide array of application outsourcing services under flexible arrangements, managing custom or packaged software applications—including enterprise-wide applications such as SAP and Oracle—over their complete development and maintenance lifecycles. Our scope of services ranges from standardized, discrete application outsourcing services—including application testing, application management of enterprise-wide software programs, and capacity services—to large-scale application enhancement and development for individual or multiple applications, or an entire portfolio of applications.

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

Business Process Outsourcing

Our business process outsourcing growth platform provides business process services that help clients drive business value, achieve higher levels of performance and results, and/or reduce costs. Through our BPO services, we manage specific business processes or functions for clients, providing solutions that are more efficient and cost-effective than if the functions were provided in-house while also providing business insight to drive business outcomes.

We offer clients across all industries a variety of BPO services for specific business functions and/or processes, including finance and accounting, human resources, learning and procurement, among others. We also offer industry-specific BPO services designed to address the unique needs of client organizations and deliver business outcomes. We provide these services on a global basis and across all industry sectors through our Global Delivery Network.

Global Delivery Model

A key Accenture differentiator is our strategic global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; specialized business process and technology skills; cost advantages; foreign-language fluency; proximity to clients; and time-zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model enables us to provide clients with price-competitive services and solutions that drive higher levels of performance.

Our Global Delivery Network continues to be a competitive differentiator for us. We have more than 50 delivery centers around the world. As of August 31, 2011, we had approximately 141,000 people in our network globally.

Alliances

We have sales and delivery alliances with companies whose capabilities complement our own, either by, among other things, enhancing a service offering, delivering a new technology or helping us extend our services to new geographies. By combining our alliance partners’ products and services with our own capabilities and expertise, we create innovative, high-value business solutions for our clients. Most of our alliances are non-exclusive. These alliances can generate significant revenues from services to implement our alliance partners’ products. We also receive some direct payments, which are not material to our business, from our alliance partners as compensation for marketing and other assistance.

Research and Innovation

We are committed to developing leading-edge ideas. Research and innovation have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $503 million, $384 million and $435 million in fiscal 2011, 2010 and 2009, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions.

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

We also promote the creation of knowledge capital and thought leadership through the Accenture Institute for High Performance. In addition, we spend a significant portion of our research and development investment directly through our operating groups and our consulting, technology and outsourcing growth platforms to develop market-ready solutions for our clients.

Employees

Our most important asset is our people. The diverse and global makeup of our workforce enables us to serve our diverse and global client base. We are deeply committed to the continued development of our employees, who receive significant and focused technical, functional, industry, managerial and leadership skill development and training appropriate for their roles and levels within our company throughout their careers with us. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We strive to maintain a work environment that reinforces collaboration, motivation and innovation and is consistent with our core values and the Accenture Code of Business Ethics.

As of August 31, 2011, we had approximately 236,000 employees worldwide.

Competition

We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. Our competitors include:

•

off-shore service providers in lower-cost locations, particularly in India, the Philippines and China, that offer services similar to those we offer, often at highly competitive prices and on more aggressive terms;

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

•	accounting firms that are expanding or building their provision of some consulting services, including through acquisitions; and

•	in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services we provide.

Our revenues are derived primarily from Fortune Global 500 and Fortune 1000 companies, medium-sized companies, governments, government agencies and other enterprises. We believe that the principal competitive factors in the industries in which we compete include:

•	skills and capabilities of people;

•	innovative service and product offerings;

•	ability to add business value and improve performance;

•	reputation and client references;

•	price;

•	ability to deliver results reliably and on a timely basis;

•	scope of services;

•	service delivery approach;

•	technical and industry expertise;

•	quality of services and solutions;

•	availability of appropriate resources; and

•	global reach and scale.

Our clients typically retain us on a non-exclusive basis.

Intellectual Property

We provide value to our clients based in part on a differentiated range of proprietary inventions, methodologies, software, reusable knowledge capital, and other intellectual property. We recognize the increasing value of intellectual property in the marketplace and create, harvest, and protect this intellectual property. We leverage patent, trade secret, copyright and trademark laws as well as contractual arrangements to protect our intellectual property. We have also established policies to respect the intellectual property rights of third parties, such as Accenture’s clients, partners, and others.

As of August 31, 2011, we had 2,718 patent applications pending in the United States and other jurisdictions and had been issued 600 U.S. patents and 524 non-U.S. patents.

Trademarks appearing in this report are the trademarks or registered trademarks of Accenture Global Services Ltd or third parties, as applicable.

Organizational Structure

On September 1, 2009, Accenture Ltd completed a transaction in which Accenture plc, organized in Ireland, became the parent holding company of the Accenture group of companies. This transaction is described below under “—History.”

Accenture SCA, a Luxembourg partnership limited by shares, is a subsidiary of Accenture plc. Accenture plc is an Irish public limited company with no material assets other than Class I common shares in Accenture SCA. Accenture plc’s only business is to hold these shares. Accenture plc owns a majority voting interest in Accenture SCA. As the general partner of Accenture SCA and as a result of Accenture plc’s majority voting interest in Accenture SCA, Accenture plc controls Accenture SCA’s management and operations and consolidates Accenture SCA’s results in its Consolidated Financial Statements. Accenture plc operates its business through subsidiaries of Accenture SCA. Accenture SCA generally reimburses Accenture plc for its expenses but does not pay Accenture plc any fees. Accenture plc was elected the general partner of Accenture SCA in place of Accenture Ltd at the November 16, 2009 shareholder meeting of Accenture SCA.

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

Accenture SCA Class I Common Shares

Only Accenture, the Company and our current and former senior executives and their permitted transferees hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments. As of October 11, 2011, Accenture holds a voting interest of approximately 91% of the aggregate outstanding Accenture SCA Class I common shares entitled to vote, with the remaining 9% of the voting interest held by our current and former senior executives and their permitted transferees.

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

Accenture plc Class A and Class X Ordinary Shares

Each Class A ordinary share and each Class X ordinary share of Accenture plc entitles its holder to one vote on all matters submitted to a vote of shareholders of Accenture plc. A Class X ordinary share does not, however, entitle its holder to receive dividends or to receive payments upon a liquidation of Accenture plc. As described above under “—History,” Class X ordinary shares generally provide the holders of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares with a vote at Accenture plc shareholder meetings that is equivalent to the voting rights held by Accenture plc Class A ordinary shareholders, while their economic rights consist of interests in Accenture SCA Class I common shares or in Accenture Canada Holdings Inc. exchangeable shares.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following factors which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability) or stock price. Our business is also subject to general risks and uncertainties that may broadly affect companies, including us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, results of operations or stock price.

Our results of operations could be adversely affected by volatile, negative or uncertain economic conditions and the effects of these conditions on our clients’ businesses and levels of business activity.

Global economic conditions affect our clients’ businesses and the markets they serve, and volatile, negative or uncertain economic conditions may have an adverse effect on our revenue growth and profitability. Volatile, negative or uncertain economic conditions in our significant markets could undermine business confidence, both in those markets and other markets and cause our clients to reduce or defer their spending on new technologies or initiatives or terminate existing contracts, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve may affect demand for our services. A material portion of our revenues and profitability is derived from our clients in Europe and North America. Weakening in these markets as a result of high government deficits, credit downgrades or otherwise, could have a material adverse affect on our results of operations. Ongoing economic volatility and uncertainty affects our business in a number of other ways, including making it more difficult to accurately forecast client demand beyond the short term and effectively build our revenue and resource plans, particularly in consulting. This could result, for example, in us not having the level of appropriate personnel where they are needed, and could have a significant negative impact on our results of operations.

Our business depends on generating and maintaining ongoing, profitable client demand for our services and solutions, and a significant reduction in such demand could materially affect our results of operations.

Our revenue and profitability depend on the demand for our services with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions could negatively affect client demand for our services and solutions. In addition, developments in the industries we serve, which may be rapid, could shift demand to services and solutions where we are less competitive, or might require significant investment by us to upgrade, enhance or expand our services and solutions to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days notice. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated profits lost upon termination of the contract. If a client is dissatisfied with our services and we are unable to effectively respond to its needs, the client might terminate existing contracts, or reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays. For example, in fiscal 2009, we experienced a higher volume of contract terminations and restructurings as a result of challenging economic conditions and clients being acquired, which negatively affected our results of operations. It could also result in pressure to reduce the cost of our services. For example, during fiscal years 2009 and 2010, challenging economic conditions led to our moving work more quickly into our Global Delivery Network than planned in order to respond to client demand to reduce costs, which resulted in our revenues being less than anticipated.

If we are unable to keep our supply of skills and resources in balance with client demand around the world and attract and retain professionals with strong leadership skills, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.

Our success is dependent, in large part, on our ability to keep our supply of skills and resources in balance with client demand around the world and our ability to attract and retain personnel with the knowledge and skills to lead our business globally. Experienced personnel in our industry are in high demand, and competition for talent is intense. We must hire, retain and motivate appropriate numbers of talented people with diverse skills in order to serve clients across the globe, respond quickly to rapid and ongoing technology and industry developments and grow and manage our business. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the industries we serve, we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we also hire and must retain an increasing number of professionals with different skills and professional expectations than the majority of our personnel. If we are unable to successfully integrate, motivate and retain these professionals, our ability to continue to secure work in those industries may suffer.

We are particularly dependent on retaining our senior executives and other experienced managers, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. We depend on identifying, developing and retaining key employees to provide leadership and direction for our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for these resources is intense. Our geographic expansion strategy in emerging markets depends on our ability to attract, retain and integrate both local business leaders and people with the appropriate delivery skills.

Similarly, our profitability depends on our ability to effectively utilize personnel with the right mix of skills and experience to perform services for our clients, including our ability to transition employees to new assignments on a timely basis. If we are unable to effectively mobilize our employees globally on a timely basis to fulfill the needs of our clients, our ability to perform our work profitably could suffer. If the utilization rate of our professionals is too high, it could have an adverse effect on employee engagement and attrition, the quality of the work performed as well as our ability to staff projects. If our utilization rate is too low, our profitability and the engagement of our employees could suffer. The costs associated with recruiting and training employees are significant. The mobility of our employees also contributes to the effective operation of our global business model. Increased regulation of immigration or work visas, including limitations placed on the number of visas granted, limitations on the type of work performed or location in which it can be performed, and new or higher minimum salary requirements, could make it more difficult to deploy our employees on client engagements and could increase costs.

There is a risk that at certain points in time and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies. In these situations, we must evaluate voluntary attrition and use increased involuntary terminations and reduced levels of new hiring as means to keep our supply of skills and resources in balance with client demand in those geographies.

The consulting and outsourcing markets are highly competitive, and we might not be able to compete effectively.

The markets in which we offer our services are highly competitive. Our competitors include:

•

off-shore service providers in lower-cost locations, particularly in India, the Philippines and China, that offer services similar to those we offer, often at highly competitive prices and on more aggressive contractual terms;

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

•	accounting firms that are expanding or building their provision of some consulting services, including through acquisitions; and

•	in-house departments of large corporations that use their own resources, rather than engage an outside firm for the types of services we provide.

Some competitors are companies that may have greater financial, marketing or other resources than we do and, therefore, may be better able to compete for new work and skilled professionals.

Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain emerging markets, and that may make our geographic expansion strategy in these markets more challenging. Additionally, competitors may also offer more aggressive contractual terms, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully in the markets we currently serve, while expanding into additional markets. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.

In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint, or offerings that are more attractive than ours. For example, there has been a continuing trend toward consolidation among hardware manufacturers, software developers and vendors, and service providers, which has resulted in the convergence of products and services. Over time, our access to such products and services may be reduced as a result of this consolidation. Additionally, vertically integrated companies are able to offer as a single provider, more integrated services (software and hardware) to clients than we can, and therefore may represent a more attractive alternative to clients. If buyers of services favor using a single provider for an integrated technology stack, such buyers may direct more business to such competitors, and this could materially adversely affect our competitive position and our results of operations.

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

In providing services to clients, we often manage, utilize and store sensitive or confidential client or Company data, including personal data. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Company data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines, and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Unauthorized disclosure of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including an attack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, legal liability and damage to our reputation and could have a material adverse effect on our results of operations.

Our Global Delivery Network is increasingly concentrated in India and the Philippines, which may expose us to operational risks.

Our business model is dependent on our Global Delivery Network, which includes Company personnel based at more than 50 delivery centers around the world. While these delivery centers are located throughout the world, we have based large portions of our delivery network in India, where we have the largest number of people in our delivery network located, and the Philippines, where we have the second largest number of people located. Concentrating our Global Delivery Network in these locations presents a number of operational risks, many of which are beyond our control. India and the Philippines have experienced natural disasters and are subject to pandemics, severe weather conditions, including earthquakes, volcanoes, cyclones, typhoons, floods and other storms, which may occur again and could impair the ability of our people to safely travel to and work in our facilities. Additionally, both countries have experienced political instability and worker strikes. India in particular has experienced civil unrest and hostilities with neighboring countries, including Pakistan. Military activity or civil hostilities in the future, as well as terrorist activities, natural disasters and other conditions, which are described more fully below, could significantly disrupt our ability to perform work through our delivery centers. Our business continuity and disaster recovery plans may not be effective, particularly if catastrophic events occur. If any of these circumstances occurs, we have a greater risk that the interruptions in communications with our clients and other Company locations and personnel, and any down-time in important processes we operate for clients, could result in a material adverse effect on our results of operations and our reputation in the marketplace.

As a result of our geographically diverse operations and our growth strategy to continue geographic expansion, we are more susceptible to certain risks.

We have offices and operations in more than 200 cities in 54 countries around the world. One aspect of our growth strategy is to continue to expand globally, and particularly to seek significant growth in our priority emerging markets. We cannot guarantee that our growth strategy will be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including fluctuations in foreign exchange and inflation rates, international hostilities, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.

Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates. Although we report our results of operations in U.S. dollars, a majority of our net revenues is denominated in currencies other than the U.S. dollar. Unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations.

•

Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, expenses and income, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, changes in the value of the U.S. dollar against other currencies will affect our net revenues, operating income and the value of balance-sheet items originally denominated in other currencies. These changes cause our growth in consolidated earnings stated in U.S. dollars to be higher or lower than our growth in local currency when compared against other periods.

•

As we continue to leverage our global delivery model, more of our expenses are incurred in currencies other than those in which we bill for the related services. An increase in the value of certain currencies, such as the Indian rupee, against the U.S. dollar could increase costs for delivery of services at off-shore sites by increasing labor and other costs that are denominated in local currency. There can be no assurance that our contractual provisions will offset their impact, or that our currency hedging activities, which are designed to partially offset this impact, will be successful. This could result in a decrease in the profitability of our contracts that are utilizing delivery center resources. In addition, our currency hedging activities are themselves subject to risk. These include risks related to counterparty performance under hedging contracts and risks related to currency fluctuations. We also face risks that extreme economic conditions, political instability, or hostilities or disasters of the type described below could impact our underlying exposures, perhaps eliminating them. Such an event could lead to losses being recognized on the currency hedges then in place, not offset by anticipated changes in the underlying hedge exposure.

We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies. In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in emerging markets, which are more likely to impose these restrictions than more established markets.

International hostilities, terrorist activities, natural disasters, pandemics and infrastructure disruptions could prevent us from effectively serving our clients and thus adversely affect our results of operations. Acts of terrorist violence, political unrest, armed regional and international hostilities and international responses to these hostilities, natural disasters, like the earthquake and resulting tsunami in Japan in March 2011, global health risks or pandemics or the threat of or perceived potential for these events could have a negative impact on us. These events could adversely affect our clients’ levels of business activity and precipitate sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to our people and to physical facilities and operations around the world, whether the facilities are ours or those of our alliance partners or clients. By disrupting communications and travel and increasing the difficulty of obtaining and retaining highly skilled and qualified personnel, these events could make it difficult or impossible for us to deliver services to our clients. Extended disruptions of electricity, other public utilities or network services at our facilities, as well as system failures at, or security breaches in, our facilities or systems, could also adversely affect our ability to serve our clients. We might be unable to protect our people, facilities and systems against all such occurrences. We generally do not have insurance for losses and interruptions caused by terrorist attacks, conflicts and wars. If these disruptions prevent us from effectively serving our clients, our results of operations could be adversely affected.

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and labor relations. This includes in emerging markets where legal systems may be less developed or familiar to us. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to process information and allegations by our clients that we have not performed our contractual obligations. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws might be insufficient to protect our rights.

In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anticorruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act 2010. Our employees, subcontractors, agents, alliance or joint venture partners and other third parties with which we associate, could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anticorruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.

Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services and solutions or could impose additional taxes on our services and solutions. For example, because outsourcing and systems integration represent a significant portion of our business, changes in laws and regulations to limit using off-shore resources in connection with our government work, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated, or work being transferred on-shore, resulting in greater costs to us and could have a negative impact on our ability to obtain future work from government clients.

Our results of operations could materially suffer if we are not able to obtain sufficient pricing to enable us to meet our profitability expectations.

If we are not able to obtain sufficient pricing for our services to enable us to meet our profitability, our revenues and profitability expectations could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	general economic and political conditions;

•	the competitive environment in our industry, as described below;

•	our clients’ desire to reduce their costs;

•

our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over the full contract period, which includes our ability to estimate the impact of inflation and foreign exchange on our margins over long-term contracts; and

•	procurement practices of clients and their use of third-party advisors.

The competitive environment in our industry affects our ability to obtain favorable pricing in a number of ways, all of which could have a material negative impact on our results of operations. The less we are able to differentiate our services and solutions and/or clearly convey the value of our services and solutions, the more risk we have that they will be seen as commodities, with price being the driving factor in selecting a service provider. In addition, the introduction of new services or products by competitors could reduce our ability to obtain favorable pricing for the services or products we offer. Increased competition from companies located in lower-cost locations has reduced the prices we can charge for some of our services, particularly in the outsourcing and systems integration markets. Competitors may be willing, at times, to price contracts lower than us in an effort to enter the market or increase market share. Further, if competitors develop and implement methodologies that yield greater efficiency and productivity, they may be able to offer services similar to ours at lower prices.

If our pricing estimates do not accurately anticipate the cost, risk and complexity of performing our work or third parties upon which we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be unprofitable.

Our pricing for our services and solutions is highly dependent on our forecasts and predictions about the level of effort and cost necessary to deliver such services and solutions, which might be based on limited data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing projects to a client’s satisfaction, our contracts could yield lower profit margins than planned, or be unprofitable. Our pricing, cost and profit margin estimates on our consulting work and frequently on our outsourcing work, include anticipated long-term cost savings for the client that we expect to achieve and sustain over the life of the contract. We may fail to accurately assess the risks associated with potential contracts. This could result in existing contracts and contracts entered into in the future being less profitable than expected or unprofitable, which could have an adverse effect on our profitability.

If we experience unanticipated delivery difficulties due to our management, the failure of third parties to meet their commitments, or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale projects or enterprises. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on relationships with our clients and on our results of operations.

Our work with government clients exposes us to additional risks inherent in the government contracting environment.

Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•

Government entities typically fund projects through appropriated monies. While these projects are often planned and executed as multi-year projects, the government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and at their convenience. Changes in government or political developments, including budget deficits, shortfalls, uncertainties or other debt constraints, such as those recently experienced in the U.S. and certain countries in Europe, could result in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. Furthermore, if insufficient funding is appropriated to the government entity to cover termination costs, we may not be able to fully recover our investments.

•

Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts. If these audits conclude that the costs are not reimbursable, then we will not be allowed to bill for them, or the cost must be refunded to the government if it has already been paid to us. Findings from an audit also could result in our being required to prospectively adjust previously agreed rates for our work, may affect our future profitability or may prevent us, by operation of law or in practice, from receiving new government contracts for some period of time. In the U.S., pending final audit determinations, the government may require us not to bill a percentage of our costs, and we may be subject to such requirement with respect to current open audits or future audits. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs and compliance with the Cost Accounting Standards, and conduct system reviews, investigations and other inquiries of our performance and business practices with respect to our government contracts. In addition, if the government auditors find, and the Defense Contract Management Agency (which has administrative authority over our U.S. government contracts) concludes, that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs or may have to refund money that has already been paid to us.

•

If a government client discovers improper or illegal activities in the course of audits or investigations, we may become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act, and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with other agencies of that government. The inherent limitations of internal controls may not prevent or detect all improper or illegal activities.

•

U.S. government contracting regulations impose strict compliance and disclosure obligations. Disclosure is required if certain company personnel have knowledge of “credible evidence” of a violation of federal criminal laws involving fraud, conflict of interest, bribery or improper gratuity, a violation of the civil U.S. False Claims Act or receipt of a significant overpayment from the government. Failure to make required disclosures could be a basis for suspension and/or debarment from federal government contracting in addition to breach of the specific contract and could also impact contracting beyond the U.S. federal level. Reported matters also could lead to audits or investigations and other civil, criminal or administrative sanctions.

•

Because we are incorporated in Ireland, our U.S. federal practice operates under a separate agreement with the U.S. federal government in order to perform classified work for the U.S. government. We may be required by the government to amend the agreement from time to time, and we are currently in discussions with the U.S. government regarding proposed amendments. Depending on the outcome of those discussions, we might be required to adjust our current operations and/or incur additional costs in order to continue to perform certain services for the U.S. government, and we cannot predict at this time the total costs or whether the changes will adversely affect us.

•

Government contracts, and the proceedings surrounding them, are often subject to more extensive scrutiny and publicity than contracts with commercial clients. Negative publicity related to our government contracts, including an allegation of improper or illegal activity, regardless of its accuracy, may adversely affect our reputation.

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

•

Terms and conditions of government contracts tend to be more onerous and are often more difficult to negotiate than those for commercial contracts. For example, government contracts often contain high or unlimited liability for breaches, less favorable payment terms, and sometimes require us to take on liability for the performance of third parties.

•

Legislative proposals remain under consideration or could be proposed in the future, which, if enacted, could limit or even prohibit our eligibility to be awarded state or federal government contracts in the United States in the future. Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While Accenture was not a U.S. company that reincorporated outside the United States, it is possible that these contract bans and other legislative proposals could be applied in a way to negatively affect Accenture.

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

We could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, or otherwise breach obligations, to third parties, including clients, alliance partners, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not perform our obligations, we could face significant legal liability, and our contracts might not always protect us adequately through limitations on the scope of our potential liability, because a third party may allege fraud or other wrongdoing to prevent us from relying upon those contractual protections. A failure of a client’s system based on our services or solutions could subject us to a claim for significant damages that could materially adversely affect our results of operations. If we cannot or do not meet our contractual obligations to provide such solutions and services, and if our exposure is not adequately limited through the terms of our agreements, or if liability limitations are not enforced, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. In addition to expense, litigation can be lengthy and disruptive to normal business operations, and litigation results can be unpredictable. While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities, and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and amount of our recovery.

Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants.

Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing and the processing and analyzing of large amounts of data. Technological developments such as these may materially affect the cost and use of technology by our clients. Our growth strategy focuses on responding to these types of developments by driving innovation for our core business as well as through new business initiatives beyond our core business that will enable us to differentiate our services and solutions. If we do not sufficiently invest in new technology and industry developments, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.

In addition, we operate in a quickly evolving environment, in which there currently are, and we expect will continue to be, new technology entrants. New services or technologies offered by competitors or new entrants may make our offerings less differentiated or less competitive, when compared to other alternatives, which may adversely affect our results of operations.

Outsourcing services subject us to different operational risks than our consulting and systems integration services.

Outsourcing services, which represented approximately 41% of our net revenues in fiscal 2011, present different operational risks, when compared to our consulting and systems integration services. Our outsourcing services involve taking over the operation of certain portions of our clients’ businesses, which may include the operation of functions that are critical to the core businesses of our clients. In fiscal 2011, we expanded our outsourcing services and solutions into new areas, such as care management and mortgage processing, and we expect to continue to do so. Expanding into new areas may expose us to additional regulatory or other risks specific to such new areas. We could also incur liability for failure to comply with laws or regulations applicable to the services we provide clients.

We may also face exposure in our outsourcing business if we contribute to internal controls issues of a client. If a process we manage for a client were to result in internal controls failures at the client or impair our client’s ability to comply with its own internal control requirements, there is a risk that we could face legal liability. Many of our clients request that we obtain an audit under Statement on Auditing Standards No. 70 (SAS 70) of the control activities we perform for them when we host or process data belonging to them (effective June 15, 2011, SAS 70 was retired and replaced with Statement on Standards for Attestation Engagements No. 16 and International Standard on Assurance Engagements 3402). If we receive a qualified opinion, or do not deliver the audit reports timely, our ability to acquire new clients and retain existing clients may be adversely affected and our reputation could be harmed.

Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

We cannot be sure that our services and solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cost us money or prevent us from offering some services or solutions. Any related proceedings could require us to expend significant time and effort over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, injure our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we cannot substitute alternative technology, our operations could be materially adversely affected. Additionally, in recent years, individuals and firms have begun purchasing intellectual property assets for the sole purpose of asserting claims of infringement and attempting to extract settlements from large companies. If a claim of infringement were successful against us or our clients, an injunction might be ordered against our client or our own services or operations, causing further damages.

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

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws of some countries in which we provide services or solutions might offer only limited protection of our intellectual property rights. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements, and patent, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further restrict our ability to protect our innovations. Our intellectual property rights may not prevent competitors from independently developing products and services similar to or duplicative of ours. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties, and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight and we may not be successful in enforcing our rights.

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

Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

We believe the Accenture brand name and our reputation are important corporate assets that help distinguish our services from those of competitors and also contribute to our efforts to recruit and retain talented employees. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with clients, information technology security breaches or service outages, internal control deficiencies, or other delivery failures. Similarly, our reputation could be damaged by actions or statements of current or former clients, employees, competitors, vendors and alliance partners, adversaries in legal proceedings, government regulators, as well as members of the investment community and the media. There is a risk that negative information about the Company, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult and time-consuming to repair, could make potential or existing clients reluctant to select us for new engagements, resulting in a loss of business, and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of the Accenture brand name and could reduce investor confidence in us, materially adversely affecting our share price.

Our alliance relationships may not be successful or may change, which could adversely affect our results of operations.

We have alliances with companies whose capabilities complement our own. A very significant portion of our services and solutions are based on technology or software provided by a few major providers which are our alliance partners. See “Business—Alliances.” The priorities and objectives of our alliance partners may differ from ours. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. One or more of our key alliance partners may be acquired by a competitor, or key alliances partners might merge with each other, either of which could reduce our access over time to the technology or software provided by those partners. If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.

We may not be successful at identifying, acquiring or integrating other businesses.

We expect to continue pursuing strategic and targeted acquisitions, intended to enhance or add to our offerings of services and solutions, or enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisitions. We may not successfully identify suitable acquisition candidates. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire. Ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions. We might fail to realize the expected benefits or strategic objectives of any acquisition we undertake. We might not achieve our expected return on investment, or may lose money. We may be adversely impacted by liabilities that we assume from an acquired company, including from terminated employees, current or former clients, or other third parties, and may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes or other adverse effects on our business. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability or competitive position in specific markets or services.

Our profitability could suffer if our cost-management strategies are unsuccessful, and we may not be able to improve our profitability through improvements to cost-management to the degree we have done in the past.

Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. We have also taken actions to reduce certain costs, and these initiatives include, without limitation, ongoing global consolidation of our office space and re-alignment of portions of our non-client-facing workforce to lower-cost locations. There is no guarantee that these, or other cost-management efforts will be successful, that our efficiency will be enhanced, or that we will achieve desired levels of profitability. Over time, we have seen an improvement in general and administrative costs. Because of the significant steps taken in the past to reduce costs, we may not be able to continue to deliver efficiencies in our cost management, to the same degree as in the past. If we are not effective in reducing our operating costs in response to changes in demand or pricing, or if we are unable to absorb or pass on increases in the compensation of our employees by moving more work to lower-cost locations or otherwise, our margins and results of operations could be materially adversely affected.

Many of our contracts include performance payments that link some of our fees to the attainment of performance or business targets and/or require us to meet specific service levels. This could increase the variability of our revenues and impact our margins.

Many of our contracts include performance clauses that tie our compensation to the achievement of agreed-upon performance standards or milestones. If we fail to satisfy these measures, it could significantly reduce or eliminate our fees under the contracts, increase the cost to us of meeting performance standards or milestones, delay expected payments or subject us to potential damage claims under the contract terms. Clients also often have the right to terminate a contract and pursue damage claims under the contract for serious or repeated failure to meet these service levels. We also have a number of contracts, in both outsourcing and consulting, in which a portion of our fees or incentives depends on performance measures such as cost-savings, revenue enhancement, benefits produced, business goals attained and adherence to schedule. These goals can be complex and may depend on our clients’ actual levels of business activity or may be based on assumptions that are later determined not to be achievable or accurate. These provisions could increase the variability in revenues and margins earned on those contracts.

Changes in our level of taxes, and audits, investigations and tax proceedings, or changes in our treatment as an Irish company, could have a material adverse effect on our results of operations and financial condition.

We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and judgment is required in determining our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions with respect to the judgments we make. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. For example, Ireland faces continuing economic uncertainty, including in connection with its outstanding debt obligations. These uncertainties have led to discussion regarding a potential increase to the corporate tax rate. Increases in the tax rate in Ireland or any of the jurisdictions in which we operate could have a negative impact on our profitability. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, may be unpredictable, particularly in less developed markets, and could become more stringent, which could materially adversely affect our tax position. Any of these occurrences could have a material adverse effect on our results of operations and financial condition.

Although we expect to be able to rely on the tax treaty between the U.S. and Ireland, there can be no assurance that legislative or diplomatic action will not be taken that would prevent us from being able to rely on such treaty. Our inability to rely on such treaty would subject us to increased taxation or significant additional expense. Congressional proposals could change the definition of a U.S. person for U.S. federal income tax purposes, which could subject us to increased taxation. In addition, we could be materially adversely affected by future changes in tax law or policy in Ireland or other jurisdictions where we operate, including their treaties with the United States. These changes could be exacerbated by economic, budget or other challenges facing Ireland or these other jurisdictions.

If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.

As of August 31, 2011, we had approximately 236,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. Finally, the size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired.

If we are unable to collect our receivables or unbilled services, our results of operations, financial condition and cash flows could be adversely affected.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate and as a result we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, and as a result could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Recovery of client financing and timely collection of client balances also depend on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

The share price of Accenture plc Class A ordinary shares and our results of operations could fluctuate and be difficult to predict.

The share price of Accenture plc Class A ordinary shares has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•	changes in macroeconomic or political factors unrelated to our business;

•	general or industry-specific market conditions or changes in financial markets;

•	announcements by us or competitors about developments in our business or prospects;

•	projections or speculation about our business or that of competitors by the media or investment analysts;

•	our ability to generate enough free cash flow to return cash to our shareholders at historical levels or levels expected by our shareholders; and

•	our failure to meet our growth and financial objectives, including with respect to our overall revenue growth and revenue growth for our priority emerging markets and earnings per share growth.

Our results of operations have varied in the past and are likely to vary significantly from quarter to quarter in the future, making them difficult to predict. Some of the factors that could cause our results of operations to vary include:

•

the business decisions of our clients to begin to curtail or reduce the use of our services, including in response to changes in macroeconomic or political conditions unrelated to our business or general market conditions;

•

periodic differences between our clients’ estimated and actual levels of business activity associated with ongoing work, as well as the stage of completion of existing projects and/or their termination or restructuring;

•	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;

•	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;

•	acquisition, integration and operational costs related to businesses acquired;

•	the introduction of new products or services by us, competitors or alliance partners;

•	changes in our pricing or competitors’ pricing;

•	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition;

•	currency exchange rate fluctuations;

•	changes in estimates, accruals or payments of variable compensation to our employees;

•	global, regional and local economic and political conditions and related risks, including acts of terrorism; and

•	seasonality, including number of workdays and holiday and summer vacations.

As a result of any of the above factors, or any of the other risks described in this Item 1A, “Risk Factors,” Accenture’s share price could be difficult to predict and Accenture’s share price in the past might not be a good indicator of the price of Accenture’s shares in the future. In addition, if litigation is instituted against us following declines in Accenture’s share price, we might need to devote substantial time and resources to responding to the litigation, and Accenture’s share price could be materially adversely affected.

Our results of operations and the share price of Accenture plc Class A ordinary shares could be adversely affected if we are unable to maintain effective internal controls.

The accuracy of our financial reporting is dependent on the effectiveness of our internal controls. We are required to provide a report from management to our shareholders on our internal control over financial reporting that includes an assessment of the effectiveness of these controls. Internal control over financial reporting has inherent limitations, including human error, the possibility that controls could be circumvented or become inadequate because of changed conditions, and fraud. Because of these inherent limitations, internal control over financial reporting might not prevent or detect all misstatements or fraud. If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we could suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, be unable to properly report on our business and our results of operations, or be required to restate our financial statements, and our results of operations, the market price of our securities and our ability to obtain new business could be materially adversely affected.

Accenture SCA is incorporated in Luxembourg and a significant portion of our assets are located outside the United States. As a result, it might not be possible for shareholders to enforce civil liability provisions of the federal or state securities laws of the United States. We may also be subject to criticism and negative publicity related to our incorporation in Luxembourg.

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

Some companies that conduct business in the United States but are domiciled in certain other jurisdictions have been criticized as improperly avoiding U.S. taxes or creating an unfair competitive advantage over U.S. companies. The Company never conducted business under a U.S. parent company, and pays U.S. taxes on all of its U.S. operations. Nonetheless, we could be subject to criticism in connection with our current incorporation in Luxembourg.

Luxembourg law differs from the laws in effect in the United States and might afford less protection to shareholders.

We are organized as a Luxembourg partnership limited by shares, and are governed by our articles of association and the Luxembourg Company Act of August 10, 1915, as amended. Luxembourg law differs in certain respects from the corporate laws of most states of the United States. Principles of law related to such matters as corporate procedures, fiduciary duties or management and the rights of our shareholders may differ from those that would apply if we were incorporated in a state of the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We have major offices in the world’s leading business centers, including New York, London, Frankfurt, Paris, Madrid, Chicago, Milan, Tokyo, Sao Paolo, Rome, Bangalore, San Francisco, Sydney, Manila and Boston, among others. In total, we have offices and operations in more than 200 cities in 54 countries around the world. We do not own any material real property. Substantially all of our office space is leased under long-term leases with varying expiration dates. We believe that our facilities are adequate to meet our needs in the near future.

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

As previously reported, in April 2007, the U.S. Department of Justice intervened in a civil “qui tam” action previously filed under seal by two private individuals (“relators”) in the U.S. District Court for the Eastern District of Arkansas against Accenture and several of its indirect subsidiaries. The complaint as amended alleged that, in connection with work we undertook for the U.S. federal government, we received payments, resale revenue or other benefits as a result of, or otherwise acted improperly in connection with, alliance agreements we maintain with technology vendors and others in violation of contracts with the U.S. government and/or applicable law or regulations. Similar suits were brought against other companies in our industry. On September 9, 2011, we entered into an agreement to settle the lawsuit. Pursuant to the agreement, we agreed to pay the United States $63.675 million, in consideration for the release of all claims alleged by the government and the relators against us in the matter, and we expressly denied any wrongdoing. The relators will petition the court for attorneys fees and costs associated with the matter, and we expect to have to litigate the basis for and amounts of those fees and costs.

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

ITEM 4. (REMOVED AND RESERVED)

Executive Officers of the Registrant

The executive officers and persons chosen to become executive officers of Accenture plc, our general partner, as of the date hereof are as follows:

Kevin Campbell, 51, became our group chief executive—Technology in September 2009, after serving as our group chief executive—Outsourcing since September 2006. Prior to that, Mr. Campbell served as our senior managing director—Business Process Outsourcing from February 2005 to September 2006. Previously, he served as the vice president of global sales at Hewitt Associates from September 2004 to February 2005, and as president and chief operating officer of Exult Inc. from May 2000 to September 2004, when Exult merged with Hewitt. Mr. Campbell was previously employed by Accenture from 1982 until 1999.

Gianfranco Casati, 52, became our group chief executive—Products operating group in September 2006. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 27 years.

Martin I. Cole, 55, became our group chief executive—Communications, Media & Technology (prior to September 1, 2011 known as Communications & High Tech) operating group in September 2006, after serving as our group chief executive—Public Service operating group from September 2004 to September 2006. From September 2000 to August 2004, he served in leadership roles in our outsourcing group, including serving as global managing partner of our Outsourcing & Infrastructure Delivery group. Mr. Cole has been with Accenture for 31 years.

Shawn Collinson, 50, became our chief strategy officer in March 2011. From September 2009 to March 2011, Mr. Collinson served as our managing director—Industries & Market Innovation. Prior to that, he held numerous leadership roles in our Resources operating group, including as managing director—Management Consulting from September 2006 to August 2009. Mr. Collinson has been with Accenture for 21 years.

Anthony G. Coughlan, 54, has been our chief accounting officer since September 2004 and served as our controller from September 2001 until August 2010. Mr. Coughlan previously served as a director of Avanade from September 2008 until February 2011, and served as the chair of its Audit Committee from November 2008 until February 2011. Mr. Coughlan has been with Accenture for 33 years.

Pamela J. Craig, 54, has been our chief financial officer since October 2006. From March 2004 to October 2006, she was our senior vice president—Finance. Previously, Ms. Craig was our group director—Business Operations & Services from March 2003 to March 2004, and was our managing partner—Global Business Operations from June 2001 to March 2003. Ms. Craig served as a director of Avanade from February 2006 until July 2009, and was a member of its Audit Committee. Ms. Craig has been with Accenture for 32 years.

Johan (Jo) G. Deblaere, 49, became our chief operating officer in September 2009. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 26 years.

William D. Green, 58, became chairman of the Board of Directors on August 31, 2006. Mr. Green was our chief executive officer from September 2004 to December 2010 and has been a director since June 2001. From March 2003 to August 2004, he was our chief operating officer—Client Services, and from August 2000 to August 2004 he was our country managing director, United States. Mr. Green has been with Accenture for 34 years.

Richard A. Lumb, 50, became our group chief executive—Financial Services operating group in December 2010. From June 2006 to December 2010, Mr. Lumb led our Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as our managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 26 years.

Pierre Nanterme, 52, became our chief executive officer on January 1, 2011. Mr. Nanterme was our group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007, and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been with Accenture for 28 years. Mr. Nanterme has been a director since October 2010.

Jean-Marc Ollagnier, 49, became our group chief executive—Resources operating group in March 2011. From September 2006 to March 2011, Mr. Ollagnier led our Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 25 years.

Jeffrey D. Osborne, 46, became our chief performance officer in April 2010. From August 2005 through April 2010, Mr. Osborne held various leadership roles for Accenture’s Business Process Outsourcing growth platform, including serving as the chief operating officer and global delivery lead. Mr. Osborne has been with Accenture for 6 years. Prior to joining Accenture, Mr. Osborne spent 18 years in manufacturing with aerospace manufacturer Honeywell.

Stephen J. Rohleder, 54, became our group chief executive—Health & Public Service operating group in September 2009. From September 2004 to September 2009, Mr. Rohleder served as our chief operating officer. Prior to that, he was our group chief executive—Public Service operating group from March 2003 to September 2004. From March 2000 to March 2003, he was managing partner of our Public Service operating group in the United States. Mr. Rohleder has been with Accenture for 30 years.

Michael (Mike) J. Salvino, 46, became our group chief executive—Business Process Outsourcing in September 2009. From July 2006 to September 2009, Mr. Salvino served as managing director—Business Process Outsourcing. Previously, he served as the global sales and accounts co-leader of the HR outsourcing group at Hewitt Associates from January 2005 to July 2006, and as president of the Americas region for Exult Inc. from June 2003 to October 2004 prior to Exult’s merger with Hewitt. Mr. Salvino was employed by Accenture from June 1987 until December 1992 and then again from October 1993 until June 2000 before rejoining in July 2006.

Jill Smart, 51, became our chief human resources officer in September 2004. Previously, Ms. Smart was managing partner of HR delivery. From 2000 until 2003, she served as the head of our People Enablement business practice. Ms. Smart has been with Accenture for 30 years.

Julie Spellman Sweet, 44, has been our general counsel, secretary and chief compliance officer since March 2010. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992.

Alexander M. van ’t Noordende, 48, became our group chief executive—Management Consulting in March 2011. Mr. van ‘t Noodende was our group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as our country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 24 years.

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

We are obligated, at the option of the holder, to redeem any outstanding Accenture SCA Class I common share. We may redeem an Accenture SCA Class I common share for cash generally in an amount equal to the current market value of an Accenture plc Class A ordinary share or, at our option, for an equivalent number of Accenture plc Class A ordinary shares issued by Accenture, as determined in accordance with Accenture SCA’s Articles of Association. See “Business—Organizational Structure.”

Price Range of Accenture plc Class A Ordinary Shares

Accenture plc Class A ordinary shares are traded on the New York Stock Exchange under the symbol “ACN.” The New York Stock Exchange is the principal United States market for these shares.

The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for Accenture plc Class A ordinary shares as reported by the New York Stock Exchange.

	Price Range
	High	Low
Fiscal 2010
First Quarter	$41.07	$32.89
Second Quarter	$43.89	$39.55
Third Quarter (1)	$44.67	$38.75
Fourth Quarter	$41.13	$36.05

Fiscal 2011
First Quarter	$45.97	$36.97
Second Quarter	$54.55	$43.24
Third Quarter	$58.21	$48.72
Fourth Quarter	$63.66	$47.40

Fiscal 2012
First Quarter (through October 11, 2011)	$57.63	$48.55

(1)

On May 6, 2010, between 2:40pm EDT and 3:00pm EDT, U.S. equity markets experienced a rapid, severe decline and corresponding recovery, which has become known as the “flash crash.” Accenture plc stock was one of the securities involved in the “flash crash” and, because of this event, shows an intraday low on the consolidated tape of trades on all exchanges and market centers of $17.74.

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 11, 2011 was $57.02. As of October 11, 2011, there were 243 holders of record of Accenture plc Class A ordinary shares.

There is no trading market for Accenture plc Class X ordinary shares. As of October 11, 2011, there were 948 holders of record of Accenture plc Class X ordinary shares.

To ensure that senior executives continue to maintain equity ownership levels that we consider meaningful, we require current senior executives to comply with the Accenture Senior Executive Equity Ownership Policy. This policy requires senior executives to own equity in Accenture or us valued at a multiple (ranging from  1/2 to 6) of their base compensation determined by their position level.

Dividend Policy

Prior to October 2009, Accenture and we declared and paid dividends on an annual basis. On November 16, 2009, Accenture paid a cash dividend of $0.75 per share on its Class A ordinary shares and we paid a cash dividend of $0.75 per share on our Class I common shares.

In October 2009, Accenture announced a move to declare and pay cash dividends on a semi-annual basis beginning in the third quarter of fiscal 2010. It is currently expected that any semi-annual dividend would be declared in September and March. On May 14, 2010, November 15, 2010 and May 13, 2011, Accenture paid a cash dividend of $0.375, $0.45 and $0.45 per share, respectively, on its Class A ordinary shares and we paid a semi-annual cash dividend of $0.375, $0.45 and $0.45 per share, respectively, on our Class I common shares.

On September 26, 2011, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.675 per share on its Class A ordinary shares for shareholders of record at the close of business on October 14, 2011. Accenture will cause us to declare a semi-annual cash dividend of $0.675 per share on our Class I common shares for shareholders of record at the close of business on October 11, 2011. Both dividends are payable on November 15, 2011.

Future dividends on Accenture SCA Class I common shares, if any, and the timing of declaration of any such dividends, will be at the discretion of the Board of Directors of Accenture plc and will depend on, among other things, Accenture’s results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that the Board of Directors of Accenture plc may deem relevant.

Recent Sales of Unregistered Securities

None.

Purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares

The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the fourth quarter of fiscal 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
Accenture SCA
June 1, 2011 — June 30, 2011
Class I common shares	216,053	$60.13	—	—
July 1, 2011 — July 31, 2011
Class I common shares	587,001	$61.35	—	—
August 1, 2011 — August 31, 2011
Class I common shares	58,555	$55.47	—	—
Total
Class I common shares	861,609	$60.64	—	—
Accenture Canada Holdings Inc.
June 1, 2011 — June 30, 2011
Exchangeable shares	8,400	$60.19	—	—
July 1, 2011 — July 31, 2011
Exchangeable shares	85,000	$61.53	—	—
August 1, 2011 — August 31, 2011
Exchangeable shares	12,000	$54.28	—	—
Total
Exchangeable shares	105,400	$60.60	—	—

(1)

During the fourth quarter of fiscal 2011, we acquired a total of 861,609 Accenture SCA Class I common shares and 105,400 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of purchase or redemption, or employee forfeiture, as applicable. In addition, during the fourth quarter of fiscal 2011, Accenture issued 1,413,022 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)

Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(3)

As of August 31, 2011, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,042 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares

On June 30, 2011, July 29, 2011, August 16, 2011 and August 31, 2011, we transferred an aggregate of 5,562,696 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Sections 4(2) of the Securities Act on the basis that the transaction did not involve any public offering. A portion of these share transactions have been previously reported on our Current Report 8-K filed with the SEC on October 6, 2011.

Purchases and redemptions of Accenture plc Class A ordinary shares and Class X ordinary shares

The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares for the fourth quarter of fiscal 2011. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2011 — June 30, 2011
Class A ordinary shares	2,737,649	$55.73	2,723,500	$1,556
Class X ordinary shares	662,453	$0.0000225	—	—
July 1, 2011 — July 31, 2011
Class A ordinary shares	2,631,066	$60.83	1,808,130	$1,405
Class X ordinary shares	1,045,998	$0.0000225	—	—
August 1, 2011 — August 31, 2011
Class A ordinary shares	6,749,654	$53.27	6,740,184	$1,042
Class X ordinary shares	412,354	$0.0000225	—	—
Total
Class A ordinary shares (4)	12,118,369	$55.47	11,271,814
Class X ordinary shares (5)	2,120,805	$0.0000225	—

(1)

Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(2)

Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2011, Accenture purchased 11,271,814 Accenture plc Class A ordinary shares under this program for an aggregate price of $621 million. The open-market purchase program does not have an expiration date.

(3)

As of August 31, 2011, Accenture’s and our aggregate available authorization for share purchases and redemptions was $1,042 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2011, the Board of Directors of Accenture plc has authorized an aggregate of $15.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)

During the fourth quarter of fiscal 2011, Accenture and we purchased 846,555 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions primarily consisted of acquisitions of Accenture plc Class A ordinary shares via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)

During the fourth quarter of fiscal 2011, Accenture redeemed 2,120,805 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 6. SELECTED FINANCIAL DATA

The data as of August 31, 2011 and 2010 and for fiscal 2011, 2010 and 2009 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data as of August 31, 2009, 2008 and 2007 and for fiscal 2008 and 2007 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2011	2010	2009(1)	2008	2007
	(in millions of U.S. dollars)
Income Statement Data:
Revenues before reimbursements (“Net revenues”)	$25,507	$21,551	$21,577	$23,387	$19,696
Revenues	27,353	23,094	23,171	25,314	21,453
Operating income	3,470	2,915	2,644	3,012	2,493
Net income (2)	2,553	2,060	1,938	2,197	1,723
Net income attributable to Accenture SCA (2)	2,515	2,033	1,914	2,170	1,690

Dividends per common share	0.90	1.125	0.50	0.42	0.35

(1)

Includes the impact of the restructuring costs recorded in the fourth quarter of fiscal 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2010 Compared to Fiscal 2009—Reorganization and Restructuring Costs, net.”

(2)

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

	As of August 31,
	2011	2010	2009	2008	2007
	(in millions of U.S. dollars)
Balance Sheet Data:
Cash and cash equivalents	$5,701	$4,838	$4,542	$3,603	$3,314
Total assets	15,732	12,835	12,256	12,399	10,747

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

We use the terms “we,” the “Company,” “our” and “us” in this report to refer to Accenture SCA and its subsidiaries. Accenture plc (“Accenture”) is the sole general partner of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2011” means the 12-month period that ended on August 31, 2011. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

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

Overview

Our results of operations can be affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.

Revenues before reimbursements (“net revenues”) for the fourth quarter of fiscal 2011 were $6.69 billion, compared with $5.42 billion for the fourth quarter of fiscal 2010, an increase of 23% in U.S. dollars and 14% in local currency. Net revenues for fiscal 2011 were $25.51 billion, compared with $21.55 billion for fiscal 2010, an increase of 18% in U.S. dollars and 15% in local currency. This very strong growth during fiscal 2011 contrasts with a 2% local currency revenue decline during fiscal 2010, compared to fiscal 2009. All of our operating groups experienced year-over-year revenue growth in local currency in the fourth quarter of fiscal 2011, with very strong growth in Resources and Products. Based on new contract bookings over the last several quarters, we expect growth to continue in most areas of our business. We also expect the level of year-over-year growth will moderate, particularly in consulting, and vary across operating groups and geographic regions. There continues to be significant volatility in markets around the world, as well as economic and geopolitical uncertainty. Such volatility and uncertainty, should it continue, could adversely affect our clients and the levels of business activities in the industries and geographies where we operate. We continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

In our consulting business, net revenues for the fourth quarter of fiscal 2011 were $3.88 billion, compared with $3.09 billion for the fourth quarter of fiscal 2010, an increase of 25% in U.S. dollars and 16% in local currency. Consulting net revenues for fiscal 2011 were $14.92 billion, compared with $12.37 billion for fiscal 2010, an increase of 21% in U.S. dollars and 17% in local currency. All five operating groups experienced year-over-year consulting revenue growth in local currency in the fourth quarter of fiscal 2011, driven by very strong growth in Resources and Products. In our consulting business overall, clients continue to focus on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2010, we are providing a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network and we expect this trend to continue in the medium term. While the business environment remains competitive, pricing is stable with some improvement in certain areas of our business.

In our outsourcing business, net revenues for the fourth quarter of fiscal 2011 were $2.81 billion, compared with $2.33 billion for the fourth quarter of fiscal 2010, an increase of 21% in U.S. dollars and 13% in local currency. Outsourcing net revenues for fiscal 2011 were $10.58 billion, compared with $9.18 billion for fiscal 2010, an increase of 15% in U.S. dollars and 13% in local currency. All five operating groups experienced year-over-year outsourcing revenue growth in local currency in the fourth quarter of fiscal 2011, led by Communications & High Tech and Financial Services. Clients continue to be focused on projects that will improve operational effectiveness. Growth in outsourcing is driven by higher volumes, scope and geographic expansions and new work at existing clients, as well as services for new clients. As with systems integration consulting, compared to fiscal 2010 we are providing a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to fiscal 2010, the U.S. dollar weakened against many currencies during fiscal 2011. This resulted in favorable currency translation and U.S. dollar revenue results that were approximately 9% and 3% better than our results in local currency for the fourth quarter and fiscal 2011, respectively.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the fourth quarter of fiscal 2011 was approximately 85% and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.

We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 236,000 as of August 31, 2011, compared with approximately 223,000 as of May 31, 2011 and 204,000 as of August 31, 2010. This 16% year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the fourth quarter of fiscal 2011 was 14%, compared with 15% in the third quarter of fiscal 2011 and 17% in the fourth quarter of fiscal 2010. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2012 became effective September 1, 2011. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to keep our supply of skills and resources in balance with client demand, mobilize our employees globally on a timely basis, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2011 was 33.1%, compared with 34.0% for the fourth quarter of fiscal 2010. Gross margin for fiscal 2011 was 32.9%, compared with 33.6% for fiscal 2010. Our contract profitability for fiscal 2011 was lower than fiscal 2010, as we continued our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a large number of new employees to meet demand.

Sales and marketing and general and administrative costs as a percentage of net revenues were 19.3% for the fourth quarter of fiscal 2011, compared with 20.9% for the fourth quarter of fiscal 2010. Sales and marketing and general and administrative costs as a percentage of net revenues were 19.3% for fiscal 2011, compared with 20.1% for fiscal 2010. Sales and marketing is driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate, to maintain or lower these costs as a percentage of revenues. These actions include performing a greater proportion of general and administrative activities in lower-cost locations. For fiscal 2011 compared to fiscal 2010, sales and marketing costs as a percentage of net revenues decreased 0.2%, while general and administrative costs decreased 0.6% as a percentage of net revenues. The decrease in general and administrative costs as a percentage of net revenues was due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the bad debt reserve, partially offset by a provision for litigation matters. While we continue to manage these costs, we expect the reduction in general and administrative costs as a percentage of net revenues to moderate in fiscal 2012. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the fourth quarter of fiscal 2011 was $923 million, compared with $714 million for the fourth quarter of fiscal 2010. Operating income for fiscal 2011 was $3,470 million, compared with $2,915 million for fiscal 2010. Operating margin (Operating income as a percentage of Net revenues) for the fourth quarter of fiscal 2011 was 13.8%, compared with 13.2% for the fourth quarter of fiscal 2010. Operating margin for fiscal 2011 was 13.6%, compared with 13.5% for fiscal 2010.

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

Bookings and Backlog

New contract bookings for the fourth quarter of fiscal 2011 were $8.44 billion, with consulting bookings of $4.16 billion and outsourcing bookings of $4.28 billion. New contract bookings for fiscal 2011 were $28.83 billion, with consulting bookings of $15.41 billion and outsourcing bookings of $13.42 billion.

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

Revenue Recognition

Our contracts have different terms based on the scope, deliverables and complexity of the engagement, the terms of which frequently require us to make judgments and estimates in recognizing revenues. We have many types of contracts, including time-and-materials contracts, fixed-price contracts and contracts with features of both of these contract types. In addition, some contracts include incentives related to costs incurred, benefits produced or adherence to schedules that may increase the variability in revenues and margins earned on such contracts. We conduct rigorous reviews prior to signing such contracts to evaluate whether these incentives are reasonably achievable.

We recognize revenues from technology integration consulting contracts using the percentage-of-completion method of accounting, which involves calculating the percentage of services provided during the reporting period compared with the total estimated services to be provided over the duration of the contract. Our contracts for technology integration consulting generally span one to two years. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If our estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). We consider amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, our efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, we recognize revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and we conclude the amounts are earned.

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

We enter into contracts that may consist of multiple elements. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another element. The selling price of each element is determined by obtaining the vendor-specific objective evidence (“VSOE”) of fair value of each element. VSOE of fair value is based on the price charged when the element is sold separately by the Company on a regular basis and not as part of a contract with multiple elements. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, selling price of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.

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

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate. We currently do not foresee any event that would require us to distribute these earnings.

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in us owing additional taxes. We establish tax liabilities or reduce tax assets for uncertain tax positions when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe we may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, we determine whether it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Our estimate of the ultimate tax liability contains assumptions based on past experiences, judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. We evaluate these uncertain tax positions each quarter and adjust the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of uncertain tax positions are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different from estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately accounted for uncertain tax positions.

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

Results of Operations for Fiscal 2011 Compared to Fiscal 2010

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase U.S. dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2011	2010			2011	2010
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$5,434	$4,612	18%	14%	22%	21%
Financial Services	5,381	4,446	21	18	21	21
Health & Public Service	3,861	3,581	8	7	15	17
Products	5,931	4,985	19	16	23	23
Resources	4,882	3,911	25	21	19	18
Other	18	15	n/m	n/m	—	—

TOTAL NET REVENUES (1)	25,507	21,551	18%	15%	100%	100%

Reimbursements	1,846	1,544	20

TOTAL REVENUES (1)	$27,353	$23,094	18%

GEOGRAPHIC REGIONS
Americas	$11,271	$9,465	19%	17%	44%	44%
EMEA (2)	10,854	9,583	13	11	43	44
Asia Pacific	3,383	2,502	35	23	13	12

TOTAL NET REVENUES (1)	$25,507	$21,551	18%	15%	100%	100%

TYPE OF WORK
Consulting	$14,924	$12,371	21%	17%	59%	57%
Outsourcing	10,583	9,179	15	13	41	43

TOTAL NET REVENUES (1)	$25,507	$21,551	18%	15%	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, Middle East and Africa.

We conduct business in the following countries that individually comprised 10% or more of consolidated net revenues within fiscal 2011, 2010 and 2009:

	Fiscal
	2011	2010	2009
United States	35%	36%	36%
United Kingdom	10	10	10

Net Revenues

The following net revenues commentary discusses local currency net revenue changes for fiscal 2011 compared to fiscal 2010:

Operating Groups

•

Communications & High Tech net revenues increased 14% in local currency. Consulting revenues reflected strong growth, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in Asia Pacific. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, with the exception of Electronics & High Tech in EMEA.

•

Financial Services net revenues increased 18% in local currency. Consulting revenues reflected very strong growth, driven by growth in Banking and Insurance in EMEA and all industry groups in Americas, partially offset by a decline in Banking in Asia Pacific. Outsourcing revenues reflected significant growth, driven by growth across all geographic regions and industry groups, led by Americas and EMEA.

•

Health & Public Service net revenues increased 7% in local currency. Consulting revenues reflected growth in Americas and Asia Pacific, with significant growth in Health, partially offset by a decline in Public Service in EMEA. The increase in consulting revenues was significantly impacted by a delivery inefficiency on a consulting contract in Public Service in Americas in fiscal 2010, which negatively affected revenues in that period. Outsourcing revenues increased due to growth in Americas, partially offset by a decrease in Public Service in EMEA and Asia Pacific. Outsourcing revenues also reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. In addition, the uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom and several other countries, continue to have a significant impact on demand in our public service business. This had a negative impact on our revenues and new contract bookings in our public service business during fiscal 2011, and we expect this trend to continue.

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

•

Resources net revenues increased 21% in local currency. Consulting revenues reflected very significant growth, driven by growth across all geographic regions and industry groups, led by Natural Resources and Energy. Outsourcing revenues increased, driven by growth in Energy and Natural Resources in Americas and Utilities and Energy in EMEA. Lower client demand for outsourcing services resulted in moderation of outsourcing revenue growth in the fourth quarter of fiscal 2011 and a shift in the mix of work towards consulting. This trend is expected to continue for the near term.

Geographic Regions

•	Americas net revenues increased 17% in local currency, led by the United States, Brazil and Canada.

•	EMEA net revenues increased 11% in local currency, driven by growth in local currency in most countries, led by the United Kingdom, France, Germany, Italy, South Africa and Switzerland.

•	Asia Pacific net revenues increased 23% in local currency, led by Japan, Australia, Singapore, China and India.

Operating Expenses

Operating expenses for fiscal 2011 were $23,882 million, an increase of $3,703 million, or 18%, over fiscal 2010, and decreased as a percentage of revenues to 87.3% from 87.4% during this period. Operating expenses before reimbursable expenses for fiscal 2011 were $22,037 million, an increase of $3,401 million, or 18%, over fiscal 2010, and decreased as a percentage of net revenues to 86.4% from 86.5% during this period.

Cost of Services

Cost of services for fiscal 2011 was $18,966 million, an increase of $3,123 million, or 20%, over fiscal 2010, and increased as a percentage of revenues to 69.3% from 68.6% during this period. Cost of services before reimbursable expenses for fiscal 2011 was $17,120 million, an increase of $2,820 million, or 20%, over fiscal 2010, and increased as a percentage of net revenues to 67.1% from 66.4% during this period. Gross margin for fiscal 2011 decreased to 32.9% from 33.6% during this period. Our contract profitability for fiscal 2011 was lower than the same period in fiscal 2010, as we continued our efforts to absorb higher annual compensation increases and subcontractor costs with improved pricing and a more efficient resource mix. Gross margin also includes the impact of higher recruiting and training costs from the addition of a large number of new employees to meet demand.

Sales and Marketing

Sales and marketing expense for fiscal 2011 was $3,094 million, an increase of $436 million, or 16%, over fiscal 2010, and decreased as a percentage of net revenues to 12.1% from 12.3% during this period.

General and Administrative Costs

General and administrative costs for fiscal 2011 were $1,820 million, an increase of $152 million, or 9%, over fiscal 2010, and decreased as a percentage of net revenues to 7.1% from 7.7% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues, as well as a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience, partially offset by a provision for litigation matters of $75 million.

Operating Income and Operating Margin

Operating income for fiscal 2011 was $3,470 million, an increase of $556 million, or 19%, over fiscal 2010, and increased as a percentage of net revenues to 13.6% from 13.5% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2011		2010
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (1)
	(in millions of U.S. dollars)
Communications & High Tech	$728	13%	$615	13%	$113
Financial Services	898	17	772	17	126
Health & Public Service	318	8	287	8	32
Products	680	11	592	12	88
Resources	846	17	649	17	197

Total	$3,470	13.6%	$2,915	13.5%	$556

(1)	May not total due to rounding.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during fiscal 2011 was similar to that disclosed for Net revenues. During fiscal 2011, each operating group benefited from our management of general and administrative costs at a growth rate lower than that of our net revenues, as well as a reduction in the bad debt reserve. In addition, in fiscal 2011 each operating group experienced higher recruiting and training costs from the addition of a large number of new employees to meet demand and recorded a portion of the provision for litigation matters. The commentary below provides additional insight into operating group performance and operating margin for fiscal 2011, compared with fiscal 2010, exclusive of these impacts.

•	Communications & High Tech operating income increased, primarily due to revenue growth, partially offset by lower contract profitability.

•	Financial Services operating income increased, primarily due to very strong revenue growth, partially offset by lower outsourcing contract profitability.

•

Health & Public Service operating income increased due to revenue growth, including revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies, partially offset by lower outsourcing contract profitability. Fiscal 2010 operating income included the negative impact of inefficient delivery on a few consulting contracts in Public Service.

•

Products operating income increased, primarily driven by revenue growth, partially offset by lower contract profitability. Products operating results in both periods were also impacted by expected lower margins on certain contracts.

•	Resources operating income increased, primarily driven by significant consulting revenue growth.

Interest Income

Interest income for fiscal 2011 was $41 million, an increase of $11 million, or 37%, over fiscal 2010. The increase was primarily due to higher interest rates and cash balances.

Other Income (Expense), net

Other income (expense), net for fiscal 2011 was $17 million, an increase of $32 million over fiscal 2010. The change was driven by net foreign exchange gains during fiscal 2011, compared with net foreign exchange losses during fiscal 2010.

Provision for Income Taxes

The effective tax rate for fiscal 2011 was 27.3%, compared with 29.3% for fiscal 2010. The effective tax rate was lower in fiscal 2011 due to a number of factors that impact our geographic mix of income, partially offset by a net increase in reserves related to ongoing tax audits.

Results of Operations for Fiscal 2010 Compared to Fiscal 2009

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent (Decrease) Increase U.S. dollars	Percent (Decrease) Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2010	2009			2010	2009
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications & High Tech	$4,612	$4,831	(5%)	(7%)	21%	22%
Financial Services	4,446	4,323	3	1	21	20
Health & Public Service	3,581	3,662	(2)	(4)	17	17
Products	4,985	4,853	3	1	23	23
Resources	3,911	3,880	1	(2)	18	18
Other	15	29	n/m	n/m	—	—

TOTAL NET REVENUES (1)	21,551	21,577	—	(2%)	100%	100%

Reimbursements	1,544	1,594	(3%)

TOTAL REVENUES (1)	$23,094	$23,171	—

GEOGRAPHIC REGIONS
Americas	$9,465	$9,403	1%	(1%)	44%	44%
EMEA (2)	9,583	9,904	(3)	(4)	44	46
Asia Pacific	2,502	2,270	10	1	12	10

TOTAL NET REVENUES (1)	$21,551	$21,577	—	(2%)	100%	100%

TYPE OF WORK
Consulting	$12,371	$12,556	(1%)	(4%)	57%	58%
Outsourcing	9,179	9,021	2	—	43	42

TOTAL NET REVENUES (1)	$21,551	$21,577	—	(2%)	100%	100%

n/m = not meaningful

(1)	May not total due to rounding.

(2)	EMEA includes Europe, Middle East and Africa.

Net Revenues

The following net revenues commentary discusses local currency net revenues changes in aggregate for fiscal 2010 compared to fiscal 2009:

Operating Groups

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

•

Health & Public Service net revenues declined 4% in local currency. Consulting revenues declined in local currency, primarily due to a decline in Public Service in Americas, principally due to the impact of inefficient delivery on a contract, and declines in Health in Americas and EMEA and Public Service in Asia Pacific. Outsourcing revenues increased modestly in local currency, primarily driven by growth in Americas in Health and Public Service. In addition, the growing uncertainty and challenges in the public sector, particularly in the United States and the United Kingdom and several other countries in Europe, continued to have a significant impact on demand in our public service business throughout the world. The uncertainty of the economic situation resulted in longer sales cycles and a shift to a more phased approach to contracting work, with a focus on near-term cost savings rather than large transformational projects.

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

Cost of Services

Cost of services for fiscal 2010 was $15,843 million, a decrease of $487 million, or 3%, from fiscal 2009, and decreased as a percentage of revenues to 68.6% from 70.5% during this period. Cost of services before reimbursable expenses for fiscal 2010 was $14,300 million, a decrease of $436 million, or 3%, from fiscal 2009, and decreased as a percentage of net revenues to 66.4% from 68.3% during this period. Gross margin for fiscal 2010 increased to 33.6% from 31.7% during this period. The primary driver for the increase in gross margin for fiscal 2010 was a change related to the implementation of our sales-effectiveness model, which directed a higher percentage of resource capacity to selling and other business-development activities and streamlined our approach to capturing time spent on business-development activities.

Sales and Marketing

Sales and marketing expense for fiscal 2010 was $2,658 million, an increase of $499 million, or 23%, over fiscal 2009, and increased as a percentage of net revenues to 12.3% from 10.0% during this period. The increase as a percentage of net revenues was primarily driven by a change related to the implementation of our sales-effectiveness model, which directed a higher percentage of resource capacity to selling and other business-development activities and streamlined our approach to capturing time spent on business-development activities.

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

Reorganization and Restructuring Costs, net

We recorded net reorganization costs of $10 million for fiscal 2010, compared with net reorganization benefits of $3 million for fiscal 2009. In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. For additional information, refer to Note 2 (Reorganization and Restructuring Costs, net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

We recorded restructuring costs of $253 million in the fourth quarter of fiscal 2009. These costs included $111 million related to global consolidation of our office space and $142 million related to realignment of our workforce, primarily at the senior-executive level, to reset our cost structure and better align our organization for the future.

Operating Income and Operating Margin

Operating income for fiscal 2010 was $2,915 million, an increase of $271 million, or 10%, over fiscal 2009, and increased as percentage of net revenues to 13.5% from 12.3% during this period. The restructuring costs of $253 million recorded in the fourth quarter of fiscal 2009 reduced Operating margin by 110 basis points for fiscal 2009. Excluding the effects of the restructuring costs in fiscal 2009, Operating income as a percentage of net revenues for fiscal 2010 increased 10 basis points compared with fiscal 2009. Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2010		2009
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications & High Tech	$615	13%	$608	13%	$7
Financial Services	772	17	467	11	305
Health & Public Service	287	8	480	13	(193)
Products	592	12	531	11	61
Resources	649	17	558	14	91

Total	$2,915	13.5%	$2,644	12.3%	$271

Operating Income and Operating Margin Excluding Restructuring Costs (Non-GAAP)

	FY10 Operating Income as Reported (GAAP) compared to FY09 Operating Income Excluding Restructuring Costs (Non-GAAP) Fiscal
	2010		2009
	Operating Income	Operating Margin	Restructuring Costs (2)	Operating Income Excluding Restructuring Costs	Operating Margin	(Decrease) Increase (1)
			(in millions of U.S. dollars)
Communications & High Tech	$615	13%	$49	$657	14%	$(42)
Financial Services	772	17	53	521	12	252
Health & Public Service	287	8	46	525	14	(239)
Products	592	12	58	589	12	3
Resources	649	17	46	604	16	45

Total (1)	$2,915	13.5%	$253	$2,896	13.4%	$18

(1)	May not total due to rounding.

(2)

Represents restructuring costs related to reducing excess real estate capacity and to realign the workforce incurred during the fourth quarter of fiscal year 2009. We have presented Operating income and operating margin excluding restructuring costs, because the restructuring costs meaningfully affect the comparability of our results of operations between periods. We believe that providing investors with this information gives additional insights into our ongoing results of operations.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during fiscal 2010 was similar to that disclosed for Net revenues. In fiscal 2009, each operating group recorded a portion of the $72 million bad debt provision recorded in the first quarter and the $253 million restructuring cost recorded in the fourth quarter. Additionally, in fiscal 2010, each operating group experienced expense savings resulting from the global consolation of office space in fiscal 2009. See “—General and Administrative Costs” and “—Reorganization and Restructuring Costs, net.” The commentary below provides additional insight into operating group performance and operating margin for fiscal 2010, compared with fiscal 2009, exclusive of foreign currency exchange rates, bad debt provision and restructuring cost impacts.

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

Other Expense, net

Other expense, net was $16 million in fiscal 2010, an increase of $12 million over fiscal 2009. The change was driven by higher net foreign currency exchange losses during fiscal 2010.

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

As of August 31, 2011, cash and cash equivalents was $5.7 billion, compared with $4.8 billion as of August 31, 2010.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2011	2010	2009	2011 to 2010 Change (1)
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$3,442	$3,092	$3,160	$350
Investing activities	(703)	(274)	(245)	(430)
Financing activities	(2,122)	(2,429)	(1,850)	308
Effect of exchange rate changes on cash and cash equivalents	246	(92)	(126)	338

Net increase in cash and cash equivalents	$863	$297	$939	$566

(1)	May not total due to rounding.

Operating activities: The $350 million increase in cash provided by operating activities was primarily due to higher net income and changes in other operating assets and liabilities, partially offset by an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).

Investing activities: The $430 million increase in cash used was primarily due to increased spending on business acquisitions and property and equipment. For additional information, see Note 5 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

Financing activities: The $308 million decrease in cash used was primarily due to lower cash dividends paid as a result of our transition to semi-annual dividend payments. For additional information, see Note 12 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

Borrowing Facilities

As of August 31, 2011, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,200	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	480	—
Local guaranteed and non-guaranteed lines of credit (3)	169	—

Total	$1,849	$—

(1)

This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2011 and 2010, we had no borrowings under the facility.

(2)

We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2011 and 2010, we had no borrowings under these facilities.

(3)

We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2011 and 2010, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $178 million and $152 million of letters of credit outstanding as of August 31, 2011 and 2010, respectively. In addition, we had total outstanding debt of $4 million and $2 million as of August 31, 2011 and 2010, respectively.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. As of August 31, 2011, our aggregate available authorization was $1,042 million for our publicly announced open-market share purchase and these other share purchase programs.

Our share purchase activity during fiscal 2011 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Accenture SCA Class I common shares	11,521,153	$560
Accenture Canada Holdings Inc. exchangeable shares	223,401	12

Total	11,744,554	$572

Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2012. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted, and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions

During fiscal 2011, Accenture issued 6,837,070 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

Subsequent Developments

On September 26, 2011, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.675 per share on its Class A ordinary shares for shareholders of record at the close of business on October 14, 2011. Accenture will cause us to declare a semi-annual cash dividend of $0.675 per share on our Class I common shares for shareholders of record at the close of business on October 11, 2011. Both dividends are payable on November 15, 2011.

On September 26, 2011, the Board of Directors of Accenture plc approved $5.0 billion in additional share repurchase authority bringing Accenture’s and our total outstanding authority to approximately $6.0 billion.

Obligations and Commitments

As of August 31, 2011, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1) (2)	Total (5)	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$4	$4	$—	$—	$—
Operating leases	1,842	427	543	317	556
Retirement obligations (3)	113	12	24	23	55
Purchase obligations and other commitments (4)	241	112	93	21	14

Total	$2,200	$555	$660	$361	$625

(1)

The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. For additional information, refer to Note 8 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

(2)

In fiscal 2001, we accrued reorganization liabilities in connection with our transition to a corporate structure. As of August 31, 2011, the remaining liability for reorganization costs was $307 million, of which $295 million was classified as Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. The reorganization liabilities have been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash out flows from future tax settlements cannot be determined. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final settlement will result in a payment on a final settlement and/or recording a reorganization cost or benefit in our Consolidated Income Statement. For additional information, refer to Note 2 (Reorganization and Restructuring Costs, net) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

(5)	May not total due to rounding.

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

Recently Adopted Accounting Pronouncements

In September 2010, we adopted guidance issued by the Financial Accounting Standards Board on revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of allocation in previous guidance; requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price; and requires a vendor to use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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

Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/Swiss franc, U.S. dollar/ Japanese yen, U.S. dollar/Australian dollar, U.S. dollar/Euro, U.S. dollar/Philippine peso, U.S. dollar/Singapore dollar and U.S. dollar/Norwegian krone—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee and Euro/Indian rupee, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to resources supplied by Accenture’s Global Delivery Network.

For designated cash flow hedges, gains and losses currently recorded in Accumulated Other Comprehensive Loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of Services. As of August 31, 2011, it was anticipated that $9 million of the net gains, net of tax currently recorded in Accumulated Other Comprehensive Loss will be reclassified into Cost of Services within the next 12 months.

We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $358 million and $218 million as of August 31, 2011 and 2010, respectively.

Interest Rate Risk

The interest rate risk associated with our borrowing and investing activities as of August 31, 2011 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.

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

(c) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have no board of directors or officers. Accenture plc, our general partner, is vested with management of us and controls our management and operations.

There have been no material changes to the procedures by which security holders may recommend nominees to Accenture’s Board of Directors from those described in the Proxy Statement for Accenture’s Annual General Meeting of Shareholders filed with the SEC on December 20, 2010.

Information about the executive officers of Accenture plc, our general partner, is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Board and Corporate Governance Matters—Director Biographies,” “Board and Corporate Governance Matters—Board Meetings and Committees,” “Board and Corporate Governance Matters—Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” included in the definitive proxy statement relating to the 2012 Annual General Meeting of Shareholders of Accenture plc to be held on February 9, 2012 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year covered by this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by Item 11 will be included in the sections captioned “Compensation of Executive Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Reports of the Committees of the Board—Compensation Committee Report” included in the definitive proxy statement relating to the 2012 Annual General Meeting of Shareholders of Accenture plc to be held on February 9, 2012 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year covered by this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of August 31, 2011, certain information related to Accenture’s compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	34,067,654	(1)	$23.926	0
2010 Share Incentive Plan	11,732,025	(2)	43.597	36,503,998
2001 Employee Share Purchase Plan	—		N/A	0
2010 Employee Share Purchase Plan	—		N/A	35,893,216
Equity compensation plans not approved by shareholders	—		N/A	0

Total	45,799,679			72,397,214

(1)	Consists of 8,080,262 stock options with a weighted average exercise price of $23.926 per share and 25,987,392 restricted share units.

(2)	Consists of 15,201 stock options with a weighted average exercise price of $43.597 per share and 11,716,824 restricted share units.

The remaining information called for by Item 12 will be included in the sections captioned “Beneficial Ownership of Directors and Executive Officers” and “Beneficial Ownership of More Than Five Percent of Any Class of Voting Securities” included in the definitive proxy statement relating to the 2012 Annual General Meeting of Shareholders of Accenture plc to be held on February 9, 2012 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 herein included in the sections captioned “Board and Corporate Governance Matters—Director Independence” and “Board and Corporate Governance Matters—Certain Relationships and Related Person Transactions” included in the definitive proxy statement relating to the 2012 Annual General Meeting of Shareholders of Accenture plc to be held on February 9, 2012 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year covered by this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by Item 14 will be included in the sections captioned “Independent Auditors’ Fees” included in the definitive proxy statement relating to the 2012 Annual General Meeting of Shareholders of Accenture plc to be held on February 9, 2012 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2011 fiscal year covered by this Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

1.	Financial Statements as of August 31, 2011 and August 31, 2010 and for the three years ended August 31, 2011—Included in Part II of this Form 10-K:

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

10.14*	Form of Employment Agreement of Mark Foster (incorporated by reference to Exhibit 10.11 to the Accenture Ltd August 31, 2008 10-K)

Exhibit Number	Exhibit
10.15	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)

10.16

Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.17

First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.18*

Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the Accenture Ltd November 30, 2004 10-Q (File No. # 001-16565))

10.19*

Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2011 10-Q)

10.20*

Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture plc February 28, 2011 10-Q)

10.21*

Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Accenture plc February 28, 2011 10-Q)

10.22*

Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Accenture plc February 28, 2011 10-Q)

10.23*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)

10.24*	CEO Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture Ltd February 28, 2009 10-Q)

10.25*	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q)

10.26*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture plc August 31, 2011 10-K)

24.1	Power of Attorney (included on the signature page hereto)

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 21, 2011 by the undersigned, thereunto duly authorized.

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signator

By:	/S/ JULIE SPELLMAN SWEET
Name: Julie Spellman Sweet
Title: General Counsel, Secretary & Chief Compliance Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, Pamela J. Craig and Julie Spellman Sweet, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of Accenture plc (the general partner of the registrant), to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 21, 2011 by the following persons on behalf of Accenture plc (the general partner of the registrant) and in the capacities indicated.

Signature	Title

/S/ PIERRE NANTERME Pierre Nanterme	Chief Executive Officer and Director (principal executive officer)

/S/ PAMELA J. CRAIG Pamela J. Craig	Chief Financial Officer (principal financial officer)

/S/ ANTHONY G. COUGHLAN Anthony G. Coughlan	Chief Accounting Officer (principal accounting officer)

/S/ WILLIAM D. GREEN William D. Green	Chairman of the Board and Director

/S/ DINA DUBLON Dina Dublon	Director

/S/ CHARLES GIANCARLO Charles Giancarlo	Director

/S/ DENNIS F. HIGHTOWER Dennis F. Hightower	Director

Signature	Title

/S/ NOBUYUKI IDEI Nobuyuki Idei	Director

/S/ WILLIAM L. KIMSEY William L. Kimsey	Director

/S/ ROBERT I. LIPP Robert I. Lipp	Director

/S/ MARJORIE MAGNER Marjorie Magner	Director

/S/ BLYTHE J. MCGARVIE Blythe J. McGarvie	Director

/S/ SIR MARK MOODY-STUART Sir Mark Moody-Stuart	Director

/S/ WULF VON SCHIMMELMANN Wulf von Schimmelmann	Director

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))

3.3	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to the 8-K12B)

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

10.14*	Form of Employment Agreement of Mark Foster (incorporated by reference to Exhibit 10.11 to the Accenture Ltd August 31, 2008 10-K)

10.15	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)

10.16

Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.17

First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.18*

Form of Nonqualified Share Option Agreement for senior executives pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 4.2 to the Accenture Ltd November 30, 2004 10-Q (File No. # 001-16565))

10.19*

Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2011 10-Q)

10.20*

Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture plc February 28, 2011 10-Q)

Exhibit Number	Exhibit

10.21*

Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the Accenture plc February 28, 2011 10-Q)

10.22*

Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the Accenture plc February 28, 2011 10-Q)

10.23*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)

10.24*	CEO Award Restricted Share Unit Agreement pursuant to the Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture Ltd February 28, 2009 10-Q)

10.25*	Description of Annual Bonus Plan (incorporated by reference to Exhibit 10.1 to the February 28, 2006 10-Q)

10.26*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture plc August 31, 2011 10-K)

24.1	Power of Attorney (included on the signature page hereto)

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs of the date they were made or at any other time.

ACCENTURE SCA

Report of Independent Registered Public Accounting Firm

The General Partner and Shareholders

Accenture SCA:

We have audited the accompanying Consolidated Balance Sheets of Accenture SCA and its subsidiaries as of August 31, 2011 and 2010, and the related Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended August 31, 2011. We also have audited Accenture SCA’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture SCA’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture SCA and its subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture SCA maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company, as of September 1, 2009, adopted guidance on noncontrolling interests and business combinations.

/s/ KPMG LLP

Chicago, Illinois

October 21, 2011

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

August 31, 2011 and 2010

(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2011	August 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,701,078	$4,838,292
Short-term investments	4,929	2,987
Receivables from clients, net	3,236,059	2,534,598
Unbilled services, net	1,385,733	1,127,827
Deferred income taxes, net	556,160	569,678
Other current assets	587,224	490,243

Total current assets	11,471,183	9,563,625

NON-CURRENT ASSETS:
Unbilled services, net	49,192	54,310
Investments	40,365	41,023
Property and equipment, net	785,231	659,569
Goodwill	1,131,991	841,234
Deferred contract costs	559,794	518,780
Deferred income taxes, net	756,079	532,191
Other non-current assets	937,675	624,521

Total non-current assets	4,260,327	3,271,628

TOTAL ASSETS	$15,731,510	$12,835,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,419	$143
Accounts payable	949,250	885,328
Deferred revenues	2,219,270	1,772,833
Accrued payroll and related benefits	3,259,252	2,683,492
Accrued consumption taxes	348,540	263,612
Income taxes payable	238,003	247,416
Deferred income taxes, net	32,647	43,287
Other accrued liabilities	855,208	671,493

Total current liabilities	7,906,589	6,567,604

NON-CURRENT LIABILITIES:
Long-term debt	—	1,445
Deferred revenues relating to contract costs	553,440	497,102
Retirement obligation	995,695	952,747
Deferred income taxes, net	72,257	67,976
Income taxes payable	1,619,076	1,246,960
Other non-current liabilities	233,581	226,696

Total non-current liabilities	3,474,049	2,992,926

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of August 31, 2011 and August 31, 2010	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	784,277	973,889
Additional paid-in capital	4,865,300	4,655,274
Treasury shares, at cost: Class I common, 332,576,540 and 330,613,860 shares as of August 31, 2011 and August 31, 2010, respectively	(12,222,425)	(11,156,101)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of August 31, 2011 and August 31, 2010	(456,864)	(456,864)
Retained earnings	9,699,603	7,878,913
Accumulated other comprehensive loss	(126,099)	(404,573)

Total Accenture SCA shareholders’ equity	4,247,954	3,194,700
Noncontrolling interests	102,918	80,023

Total shareholders’ equity	4,350,872	3,274,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,731,510	$12,835,253

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Years Ended August 31, 2011, 2010 and 2009

(In thousands of U.S. dollars, except per share amounts)

	2011	2010	2009
REVENUES:
Revenues before reimbursements (“Net revenues”)	$25,507,036	$21,550,568	$21,576,850
Reimbursements	1,845,878	1,543,510	1,594,118

Revenues	27,352,914	23,094,078	23,170,968
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	17,120,317	14,299,821	14,735,736
Reimbursable expenses	1,845,878	1,543,510	1,594,118

Cost of services	18,966,195	15,843,331	16,329,854
Sales and marketing	3,094,465	2,658,058	2,159,462
General and administrative costs	1,820,277	1,668,306	1,788,514
Reorganization and restructuring costs, net	1,520	9,538	249,273

Total operating expenses	23,882,457	20,179,233	20,527,103

OPERATING INCOME	3,470,457	2,914,845	2,643,865
(Loss) gain on investments, net	(1,086)	(6)	1,358
Interest income	41,083	29,931	49,922
Interest expense	(15,000)	(14,677)	(14,121)
Other income (expense), net	16,568	(15,724)	(3,288)

INCOME BEFORE INCOME TAXES	3,512,022	2,914,369	2,677,736
Provision for income taxes	958,782	853,910	739,590

NET INCOME	2,553,240	2,060,459	1,938,146
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(6,265)	(5,716)	(6,057)
Net income attributable to noncontrolling interests – other	(31,988)	(22,167)	(18,103)

NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$2,514,987	$2,032,576	$1,913,986

Cash dividends per share	$0.90	$1.125	$0.50

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended August 31, 2011, 2010 and 2009

(In thousands of U.S. dollars and share amounts)

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

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS –– (Continued)

For the Years Ended August 31, 2011, 2010 and 2009

(In thousands of U.S. dollars and share amounts)

Income tax benefit on share-based compensation plans				65,946							65,946		65,946
Transfer of shares from Investment in Accenture plc				57			818,562	24,160			818,619		818,619
Share-based compensation expense			395,899	29,923							425,822		425,822
Purchases/redemptions of Accenture SCA Class I common shares	1	-		103,713	(2,836,996)	(72,003)					(2,733,282)	(5,264)	(2,738,546)
Purchases/redemptions of Accenture SCA Class III common shares and Accenture Canada Holdings Inc. exchangeable shares				(11,715)	-	-					(11,715)	(34)	(11,749)
Issuances of Accenture SCA Class I common shares:
Employee share programs			(197,154)	104,996	298,425	13,986					206,267	562	206,829
Issuances of Accenture SCA Class III common shares:
Employee share programs			(147,369)	17,418	220,682	9,064					90,731	266	90,997
Reclassification of Class II Shares to Class I Shares		(445,393)				21,530					-		-
Dividends			51,814						(873,586)		(821,772)	(2,376)	(824,148)
Other, net				(12,070)					(5,826)		(17,896)	(7,606)	(25,502)

Balance as of August 31, 2010	$1,704,162	1,049,032	$973,889	$4,655,274	$(11,156,101)	(330,614)	$(456,864)	(13,817)	$7,878,913	$(404,573)	$3,194,700	$80,023	$3,274,723
Comprehensive income:
Net income									2,514,987		2,514,987	38,253	2,553,240
Other comprehensive income:
Unrealized gains on cash flow hedges, net of tax and reclassification adjustments										30,679	30,679	72	30,751
Unrealized losses on marketable securities, net of reclassification adjustments										(235)	(235)	(1)	(236)
Foreign currency translation adjustments, net of tax										213,309	213,309	5,064	218,373
Defined benefit plans, net of tax										34,721	34,721	81	34,802

Other comprehensive income										278,474		5,216

Comprehensive income											2,793,461		2,836,930
Income tax benefit on share-based compensation plans				93,772							93,772		93,772
Share-based compensation expense			415,918	34,219							450,137		450,137
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(7,594)	(1,866,406)	(35,870)					(1,874,000)	(4,587)	(1,878,587)
Issuances of Accenture SCA Class I common shares related to employee share programs			(638,085)	101,434	800,082	33,907					263,431	645	264,076
Dividends			32,555						(674,559)		(642,004)	(1,638)	(643,642)
Other, net				(11,805)					(19,738)		(31,543)	(14,994)	(46,537)

Balance as of August 31, 2011	$1,704,162	1,049,032	$784,277	$4,865,300	$(12,222,425)	(332,577)	$(456,864)	(13,817)	$9,699,603	$(126,099)	$4,247,954	$102,918	$4,350,872

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

For the Years Ended August 31, 2011, 2010 and 2009

(In thousands of U.S. dollars)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,553,240	$2,060,459	$1,938,146
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	513,256	474,688	498,591
Reorganization and restructuring costs, net	1,520	9,538	249,273
Share-based compensation expense	450,137	425,822	452,823
Deferred income taxes, net	(196,395)	58,729	(62,979)
Other, net	81,127	35,604	82,930
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(486,128)	(355,193)	658,134
Unbilled services, current and non-current	(134,353)	(22,040)	323,928
Other current and non-current assets	(466,913)	(251,058)	(256,476)
Accounts payable	63,005	125,126	(306,166)
Deferred revenues, current and non-current	294,512	93,024	(98,776)
Accrued payroll and related benefits	442,107	359,471	(280,863)
Income taxes payable, current and non-current	186,937	189,323	18,145
Other current and non-current liabilities	139,687	(111,873)	(56,508)

Net cash provided by operating activities	3,441,739	3,091,620	3,160,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	10,932	15,261	22,722
Purchases of available-for-sale investments	(11,173)	(13,528)	(1,782)
Proceeds from sales of property and equipment	6,755	3,792	4,665
Purchases of property and equipment	(403,714)	(238,215)	(243,455)
Purchases of businesses and investments, net of cash acquired	(306,187)	(41,075)	(29,487)
Proceeds from sale of business, net of cash acquired	—	—	2,163

Net cash used in investing activities	(703,387)	(273,765)	(245,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	264,076	297,826	404,710
Purchases of shares	(1,878,587)	(1,931,676)	(2,163,085)
(Repayments of) proceeds from long-term debt, net	(1,539)	682	(2,182)
(Repayments of) proceeds from short-term borrowings, net	(69)	5	(4,787)
Cash dividends paid	(643,642)	(824,148)	(70,745)
Excess tax benefits from share-based payment arrangements	171,314	67,323	66,766
Other, net	(33,057)	(39,038)	(80,980)

Net cash used in financing activities	(2,121,504)	(2,429,026)	(1,850,303)
Effect of exchange rate changes on cash and cash equivalents	245,938	(92,199)	(125,823)

NET INCREASE IN CASH AND CASH EQUIVALENTS	862,786	296,630	938,902
CASH AND CASH EQUIVALENTS, beginning of period	4,838,292	4,541,662	3,602,760

CASH AND CASH EQUIVALENTS, end of period	$5,701,078	$4,838,292	$4,541,662

Supplemental cash flow information
Interest paid	$14,884	$14,733	$14,239
Income taxes paid	$824,434	$608,035	$813,155

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (collectively, the “Company”). Accenture plc, (“Accenture”) is the holding company of the Company. Accenture’s only business is to hold Class I common shares in, and to act as the sole general partner of, its subsidiary, the Company, Accenture operates its business through the Company, controls the Company’s management and operations and consolidates the Company’s results in its Consolidated Financial Statements.

The shares of Accenture Canada Holdings Inc. held by persons other than the Company are treated as a noncontrolling interest in the Consolidated Financial Statements. Purchases and/or redemptions of Accenture Canada Holdings Inc. exchangeable shares are accounted for at carryover basis.

All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2011” means the 12-month period that ended on August 31, 2011. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.

Reincorporation in Ireland

On June 10, 2009, Accenture plc was incorporated in Ireland, as a public limited company, in order to effect moving the place of incorporation of the Company’s parent holding company from Bermuda to Ireland (the “Transaction”). On August 5, 2009, the shareholders of Accenture Ltd, the Company’s predecessor holding company, voted in favor of the Transaction. The Transaction was subsequently completed on September 1, 2009, following approval from the Supreme Court of Bermuda, at which time Accenture Ltd became a wholly owned subsidiary of Accenture plc and Accenture plc became the Company’s parent holding company. Accenture Ltd was dissolved on December 22, 2009.

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

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2011 presentation. In addition, on September 1, 2009, the Company streamlined its approach to capturing time spent on business-development activities. This resulted in a greater amount of payroll costs for the Company’s client-services personnel being recorded in Sales and marketing rather than Cost of services. The Company has not reclassified fiscal 2009 amounts to conform to the fiscal 2011 and 2010 presentation, as it would be impractical to do so.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenue Recognition

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. Contracts for technology integration consulting generally span one to two years. Estimated revenues used in applying the percentage-of-completion method include estimated incentives for which achievement of defined goals is deemed probable. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and estimated costs are subject to revision as the contract progresses. Such revisions may result in increases or decreases to revenues and income and are reflected in the Consolidated Financial Statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in Cost of services and classified in Other accrued liabilities.

Revenues from contracts for non-technology integration consulting services with fees based on time and materials or cost-plus are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectibility is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically are provided in less than a year and represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, provided the billable amounts are not contingent, are consistent with the services delivered, and are earned. Contingent or incentive revenues relating to non-technology integration consulting contracts are recognized when the contingency is satisfied and the Company concludes the amounts are earned.

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

Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $547,308 and $508,829 as of August 31, 2011 and 2010, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $553,232 and $496,646 as of August 31, 2011 and 2010, respectively, and are included in non-current Deferred revenues relating to contract costs.

The Company enters into contracts that may consist of multiple elements. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another element. The selling price of each element is determined by obtaining the vendor-specific objective evidence (“VSOE”) of fair value of each element. VSOE of fair value is based on the price charged when the element is sold separately by the Company on a regular basis and not as part of a contract with multiple elements. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –– (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

non-contingent. Revenues are recognized in accordance with the Company’s accounting policies for the separate elements, as described above. Elements qualify for separation when the services have value on a stand-alone basis, selling price of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements.

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

Income Taxes

The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. Deferred tax assets and liabilities, measured using enacted tax rates, are recognized for the future tax consequences of temporary differences between the tax and financial statement bases of assets and liabilities. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized. The Company establishes liabilities or reduces assets for uncertain tax positions when the Company believes those tax positions are not more likely than not of being sustained if challenged. Each fiscal quarter, the Company evaluates these uncertain tax positions and adjusts the related tax assets and liabilities in light of changing facts and circumstances.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including money market funds of $1,150,000 and $425,000 as of August 31, 2011 and 2010, respectively. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash payables. Such negative balances are classified as Current portion of long term debt and bank borrowings.

Client Receivables, Unbilled Services and Allowances

The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2011 and 2010, total allowances recorded for client receivables and unbilled services were $73,296 and $104,753, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.

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

Investments

All liquid investments with an original maturity greater than 90 days but less than one year are considered to be short-term investments. Investments with an original maturity greater than one year are considered to be long-term investments. Marketable short-term and long-term investments are classified and accounted for as available-for-sale investments. Available-for-sale investments are reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss until realized. Quoted market prices are used to determine the fair values of common equity and debt securities that were issued by publicly traded entities. Interest and amortization of premiums and discounts for debt securities are included in Interest income. Realized gains and losses on securities are determined based on the First In, First Out method and are included in (Loss) gain on investments, net. The Company does not hold these investments for speculative or trading purposes.

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

Operating Expenses

Selected components of operating expenses were as follows:

	Fiscal
	2011	2010	2009
Training costs	$810,387	$591,229	$794,218
Research and development costs	503,222	383,700	434,937
Advertising costs	69,767	71,157	77,315
(Release of) provision for doubtful accounts (1)	(24,361)	3,345	75,008

(1)	For additional information, see “— Client Receivables, Unbilled Services and Allowances.”

Recently Adopted Accounting Pronouncements

In September 2010, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of allocation in previous guidance; requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price; and requires a vendor to use estimates of a selling price developed in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis for all deliverables that meet the remaining separation criteria when vendor-specific objective evidence and third-party evidence, respectively, do not exist as estimates of selling price. The adoption of this guidance did not have a material impact on its Consolidated Financial Statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

On September 1, 2009, the Company adopted guidance issued by the FASB on business combinations. The guidance establishes principles and requirements for: recognizing and measuring the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizing and measuring the goodwill acquired in the business combination or a gain from a bargain purchase; expensing acquisition-related costs as incurred; and determining what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company’s adoption of the guidance on business combinations did not have a material impact on its Consolidated Financial Statements.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions (other than those disclosed herein) that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its Consolidated Financial Statements.

2. REORGANIZATION AND RESTRUCTURING COSTS, NET

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

The Company’s reorganization activity was as follows:

	Fiscal
	2011	2010	2009
Reorganization liability, beginning of period	$271,907	$296,104	$308,694
Final determinations (1)	—	(1,999)	(23,479)
Changes in estimates	—	—	7,297

Benefits recorded	—	(1,999)	(16,182)
Interest expense accrued	1,520	11,537	12,889
Payments	(3,873)	—	—
Foreign currency translation adjustments	37,732	(33,735)	(9,297)

Reorganization liability, end of period	$307,286	$271,907	$296,104

(1)	Includes final agreements with tax authorities and expirations of statutes of limitations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2011, reorganization liabilities of $294,798 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $12,488 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of August 31, 2011, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant (which is the country referenced above). In that country, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result, in litigation. These individuals and the Company intend to vigorously defend their positions.

Restructuring

The Company recognized restructuring costs of $252,566 in the fourth quarter of fiscal 2009. The restructuring costs included $110,338 principally related to global consolidation of office space and $142,228 related to realignment of the Company’s workforce, primarily at the senior executive level. The restructuring costs were allocated to the reportable operating segments as follows: $49,192 to Communications & High Tech; $53,155 to Financial Services; $45,818 to Health & Public Service; $58,091 to Products; and $46,310 to Resources. The restructuring liabilities as of August 31, 2011 were $71,250, of which $17,815 was included in Other accrued liabilities and $53,435 was included in Other non-current liabilities. The restructuring liabilities as of August 31, 2010 were $94,558, of which $28,574 was included in Other accrued liabilities and $65,984 was included in Other non-current liabilities. The remaining liabilities represent the net present value of estimated obligations for operating leases on abandoned office space.

3. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated other comprehensive loss were as follows:

	August 31,
	2011	2010
Net unrealized gains on cash flow hedges, net of tax of $22,934 and $3,418, respectively	$36,907	$6,228
Net unrealized losses on marketable securities	(1,070)	(835)
Foreign currency translation adjustments, net of tax of $9,282 and $6,127, respectively	171,070	(42,239)
Defined benefit plans, net of tax of $(192,423) and $(213,547), respectively	(333,006)	(367,727)

Accumulated other comprehensive loss	$(126,099)	$(404,573)

4. PROPERTY AND EQUIPMENT

The components of Property and equipment, net were as follows:

	August 31,
	2011	2010
Buildings and land	$3,807	$3,321
Computers, related equipment and software	1,440,514	1,336,357
Furniture and fixtures	322,888	300,914
Leasehold improvements	657,987	578,715

Property and equipment, gross	2,425,196	2,219,307
Total accumulated depreciation	(1,639,965)	(1,559,738)

Property and equipment, net	$785,231	$659,569

5. BUSINESS COMBINATIONS AND GOODWILL

During fiscal 2011, the Company acquired the net assets of a provider of software solutions for the property and casualty insurance industry. In addition, during fiscal 2011, the Company completed four individually immaterial acquisitions. The total consideration for all fiscal 2011 acquisitions was $306,187. In connection with these acquisitions, the Company recorded combined goodwill of $254,975, a portion of which was allocated to each of the reportable segments. The Company also recorded $81,735 in intangible assets, primarily related to customer relationships and intellectual property. The intangible assets are being amortized over a period of less than one to fifteen years. The pro forma effects on the Company’s operations were not material.

During fiscal 2010, the Company completed several individually immaterial acquisitions and had no acquisitions in fiscal 2009.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Goodwill is reviewed for impairment annually or more frequently if indicators of impairment exist. Based on the results of its annual impairment analysis, the Company determined that no impairment existed as of August 31, 2011 and 2010.

The changes in the carrying amount of goodwill by reportable segment were as follows:

	August 31, 2009	Additions/ Adjustments	Foreign Currency Translation Adjustments	August 31, 2010	Additions/ Adjustments	Foreign Currency Translation Adjustments	August 31, 2011
Communications & High Tech	$154,903	$1,438	$(4,827)	$151,514	$11,638	$10,715	$173,867
Financial Services	140,364	2,314	(1,446)	141,232	159,757	3,731	304,720
Health & Public Service	274,912	7,964	(2,330)	280,546	3,219	2,393	286,158
Products	182,442	15,122	(4,208)	193,356	71,185	14,388	278,929
Resources	72,531	1,169	886	74,586	9,195	4,536	88,317

Total	$825,152	$28,007	$(11,925)	$841,234	$254,994	$35,763	$1,131,991

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was approximately $79,243 as of August 31, 2011.

The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2011 was $20,570.

The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts. Fair values for derivative financial instruments are based on prices computed using third-party valuation models and are classified as Level 2 in accordance with the three-level hierarchy of fair value measurements. All of the significant inputs to the third-party valuation models are observable in active markets. Inputs include current market-based parameters such as forward rates, yield curves and credit default swap pricing. For additional information related to the three-level hierarchy of fair value measurements, see Note 10 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements.

Cash Flow Hedges

Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2011 and 2010, the Company held no derivatives that were designated as fair value or net investment hedges.

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

For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statement and for fiscal 2011 and 2010 was not material. In addition, the Company did not discontinue any cash flow hedges during fiscal 2011 or 2010.

The activity related to the change in net unrealized gains (losses) on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Fiscal
	2011	2010
Net unrealized gains (losses) on cash flow hedges, net of tax, beginning of period	$4,340	$(10,575)
Change in fair value, net of tax of $27,837 and $15,276, respectively	44,229	26,806
Reclassification adjustments into Cost of services, net of tax of $(8,276) and $(3,865), respectively	(13,478)	(9,959)
Portion attributable to Noncontrolling interests, net of tax of $(1,741) and $(1,310), respectively	(2,737)	(1,932)

Net unrealized gains on cash flow hedges, net of tax, end of period	$32,354	$4,340

As of August 31, 2011, $8,678 of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months.

Other Derivatives

The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net gain of $112,118 and $29,574 for fiscal 2011 and 2010, respectively. These net gains were offset by net foreign currency losses, including net losses related to the underlying balance sheet exposures, and are recorded in Other income (expense), net in the Consolidated Income Statement.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Fair Value of Derivative Instruments

The notional and fair values of all derivative instruments were as follows:

	August 31,
	2011	2010
Assets
Cash Flow Hedges
Other current assets	$21,714	$10,806
Other non-current assets	43,666	13,962
Other Derivatives
Other current assets	13,863	4,422

Total assets	$79,243	$29,190

Liabilities
Cash Flow Hedges
Other accrued liabilities	$4,649	$9,845
Other non-current liabilities	698	5,202
Other Derivatives
Other accrued liabilities	15,223	7,823

Total liabilities	$20,570	$22,870

Total fair value	$58,673	$6,320

Total notional value	$4,127,456	$2,590,314

7. BORROWINGS AND INDEBTEDNESS

As of August 31, 2011, the Company had the following borrowing facilities:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,200,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	480,090	—
Local guaranteed and non-guaranteed lines of credit (3)	169,170	—

Total	$1,849,260	$—

(1)

This facility, which matures on July 31, 2012, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. The Company continues to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2011 and 2010, the Company had no borrowings under the facility.

(2)

The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2011 and 2010, the Company had no borrowings under these facilities.

(3)

The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2011 and 2010, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $177,906 and $152,117 of letters of credit outstanding as of August 31, 2011 and 2010, respectively. In addition, the Company also had total outstanding debt of $4,419 and $1,588 as of August 31, 2011 and 2010, respectively.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8. INCOME TAXES

	Fiscal
	2011	2010	2009
Current taxes:
U.S. federal	$334,400	$302,500	$256,379
U.S. state and local	46,878	42,562	30,187
Non-U.S.	747,762	437,150	511,890

Total current tax expense	1,129,040	782,212	798,456

Deferred taxes:
U.S. federal	(8,229)	(56,848)	22,437
U.S. state and local	(1,140)	(8,123)	2,383
Non-U.S.	(160,889)	136,669	(83,686)

Total deferred tax (benefit) expense	(170,258)	71,698	(58,866)

Total	$958,782	$853,910	$739,590

Deferred income tax expense (benefit) recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets related to the defined benefit plans liability before noncontrolling interests was $21,171 and $(105,238) in fiscal 2011 and 2010, respectively, and related to the cash flow hedges before noncontrolling interests was $19,561 and $11,411 in fiscal 2011 and 2010, respectively.

The components of Income before income taxes were as follows:

	Fiscal
	2011	2010	2009
U.S. sources	$719,315	$526,721	$689,076
Non-U.S. sources	2,792,707	2,387,648	1,988,660

Total	$3,512,022	$2,914,369	$2,677,736

The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	0.9	0.9	1.2
Non-U.S. operations taxed at lower rates	(14.6)	(10.1)	(10.0)
Final determinations (1)	(0.6)	(1.1)	(4.1)
Other net activity in unrecognized tax benefits	4.8	2.5	3.4
Other, net	1.8	2.1	2.1

Effective income tax rate	27.3%	29.3%	27.6%

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2011	2010
Deferred tax assets:
Pensions	$229,963	$224,331
Revenue recognition	96,930	84,110
Compensation and benefits	379,597	336,572
Share-based compensation	232,508	280,509
Tax credit carryforwards	103,761	81,449
Net operating loss carryforwards	181,892	158,302
Depreciation and amortization	169,200	56,865
Indirect effects of unrecognized tax benefits	254,101	121,464
Other	54,106	54,485

	1,702,058	1,398,087
Valuation allowance	(184,977)	(164,804)

Total deferred tax assets	1,517,081	1,233,283

Deferred tax liabilities:
Revenue recognition	(29,689)	(34,415)
Depreciation and amortization	(75,230)	(44,866)
Investments in subsidiaries	(161,474)	(137,229)
Other	(43,353)	(26,167)

Total deferred tax liabilities	(309,746)	(242,677)

Net deferred tax assets	$1,207,335	$990,606

The Company recorded valuation allowances of $184,977 and $164,804 as of August 31, 2011 and 2010, respectively, against deferred tax assets principally associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2011, the Company recorded a net increase of $20,173 in the valuation allowance, primarily due to foreign currency translation.

The Company had net operating loss carryforwards as of August 31, 2011 of $658,169. Of this amount, $68,159 expires between 2012 and 2017, $47,360 expires between 2018 and 2031, and $542,650 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2011 of $103,761, of which $60,572 will expire between 2012 and 2017, $24,302 will expire between 2018 and 2025, and $18,887 has an indefinite carryforward period.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2011, the Company had $1,645,831 of unrecognized tax benefits, of which $805,186, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2010, the Company had $1,254,468 of unrecognized tax benefits, of which $703,967, if recognized, would favorably affect the Company’s effective tax rate. The differences of $840,645 and $550,501, respectively, represent items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2011	2010
Balance, at beginning of period	$1,254,468	$1,053,426
Additions for tax positions related to the current year	316,550	151,008
Additions for tax positions related to prior years	132,407	115,975
Reductions for tax positions related to prior years	(77,072)	(39,772)
Statute of limitations expirations	(8,056)	(7,611)
Settlements with tax authorities	(7,000)	(5,038)
Cumulative translation adjustments	34,534	(13,520)

Balance, at end of period	$1,645,831	$1,254,468

For the year ended August 31, 2010, substantially all of the additions for tax positions related to prior years are for items that had no net impact to the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2011, 2010 and 2009, the Company recognized approximately $73,016, $42,489 and $47,498 in interest and penalties, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $285,458 ($198,646, net of tax benefits) and $222,499 ($153,719, net of tax benefits) on the Company’s Consolidated Balance Sheet as of August 31, 2011 and 2010, respectively.

The Company is currently under audit by the U.S. Internal Revenue Service for fiscal 2003 to 2008. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2003. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $793,000 or increase by approximately $86,000 in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.

As of August 31, 2011, the Company had not recognized a deferred tax liability on $1,795,121 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose withholding taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.

Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2012 and 2016. Some of the holidays are renewable at reduced levels, with renewal periods through 2026. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $72,000, $71,000 and $78,000 in fiscal 2011, 2010 and 2009, respectively.

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

Assumptions

The Company uses an August 31 measurement date for its U.S. and non-U.S. defined benefit pension plans. The weighted-average assumptions used to determine the fiscal year-end defined benefit pension obligations are as follows:

	August 31,
	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	5.25%	4.99%	5.25%	4.77%
Rate of increase in future compensation	4.00%	4.03%	4.00%	3.68%

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

Pension Expense

Pension expense for fiscal 2011, 2010 and 2009 was $110,332, $76,425 and $64,400 respectively.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status

The changes in the defined benefit pension obligations, plan assets and funded status of material defined benefit pension plans for fiscal 2011 and 2010 were as follows:

	August 31,
	2011		2010
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$1,376,546	$904,322	$1,125,474	$704,036
Service cost	12,602	50,817	12,662	44,493
Interest cost	71,433	43,976	66,709	37,923
Termination benefits	—	—	—	1,066
Participant contributions	—	7,143	—	6,320
Acquisitions/divestitures/transfers	—	2,616	—	33,172
Amendments	—	—	—	(12,260)
Curtailments	—	(201)	—	(1,484)
Settlements	—	(11,793)	—	(7,133)
Actuarial loss (gain)	4,642	(20,545)	199,930	141,944
Benefits paid	(31,339)	(23,563)	(28,229)	(17,712)
Exchange rate impact	—	93,480	—	(26,043)

Benefit obligation, end of year	$1,433,884	$1,046,251	$1,376,546	$904,322

Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$930,126	$678,773	$853,197	$587,032
Actual return on plan assets	96,677	19,986	94,633	34,098
Acquisitions/divestitures/transfers	—	2,622	—	36,350
Employer contributions	11,043	38,286	10,525	44,652
Participant contributions	—	7,143	—	6,320
Settlements	—	(11,278)	—	(7,133)
Benefits paid	(31,339)	(23,563)	(28,229)	(17,712)
Exchange rate impact	—	67,785	—	(4,834)

Fair value of plan assets, end of year	$1,006,507	$779,754	$930,126	$678,773

Funded status, end of year	$(427,377)	$(266,497)	$(446,420)	$(225,549)

Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$—	$17,750	$—	$27,961
Current liabilities	(11,445)	(6,500)	(11,043)	(3,515)
Non-current liabilities	(415,932)	(277,747)	(435,377)	(249,995)
Accumulated other comprehensive loss, pre-tax	360,133	142,415	410,260	144,982

Net amount recognized at end of year	$(67,244)	$(124,082)	$(36,160)	$(80,567)

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Accumulated Other Comprehensive Loss

The pre-tax accumulated net actuarial loss and prior service cost (credit) recognized in Accumulated other comprehensive loss as of August 31, 2011 was as follows:

	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$360,123	$161,750
Prior service cost (credit)	10	(19,335)

Total	$360,133	$142,415

The estimated amounts that will be amortized from Accumulated other comprehensive loss as of August 31, 2011 into net periodic pension expense during fiscal 2012 are as follows:

	U.S. Plans	Non-U.S. Plans
Actuarial loss	$21,434	$10,531
Prior service cost (credit)	10	(2,856)

Total	$21,444	$7,675

Funded Status for Defined Benefit Plans

The accumulated benefit obligation for material defined benefit pension plans as of August 31, 2011 and 2010 was as follows:

	August 31,
	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$1,421,917	$944,287	$1,363,544	$822,372

The following information is provided for material defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets as of August 31, 2011 and 2010:

	August 31,
	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	$1,433,884	$879,298	$1,376,546	$765,565
Fair value of plan assets	1,006,507	595,051	930,126	512,056

	August 31,
	2011		2010
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$1,421,917	$656,196	$1,363,544	$543,459
Fair value of plan assets	1,006,507	443,412	930,126	347,799

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

Plan Assets

The Company’s target allocation for fiscal 2012 and weighted-average plan assets allocations as of August 31, 2011 and 2010 by asset category, for material defined benefit pension plans are as follows:

	2012 Target Allocation		2011		2010
Asset Category	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity securities	60%	35-40%	59%	34%	57%	33%
Debt securities	40	45-50	40	47	42	39
Cash and short-term investments	—	0-5	1	5	1	14
Insurance contracts	—	0-5	0	11	—	11
Other	—	10-15	0	3	—	3

Total	100%	100%	100%	100%	100%	100%

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

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The fair values of the material U.S. and non-U.S. defined benefit pension plans assets as of August 31, 2011 are as follows:

U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$357,437	$—	$357,437
Non-U.S. equity securities	—	232,842	—	232,842
Fixed Income
U.S. government, state and local debt securities	—	332,332	—	332,332
Non-U.S. government debt securities	—	4,411	—	4,411
U.S. corporate debt securities	—	61,318	—	61,318
Non-U.S. corporate debt securities	—	9,359	—	9,359
Cash and short-term investments	—	4,800	—	4,800
Other	—	4,008	—	4,008

Total	$—	$1,006,507	$—	$1,006,507

Non-U.S. Plans

	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	42,062	$—	$42,062
Non-U.S. equity securities	—	195,418	—	195,418
Mutual fund equity securities	—	31,395	—	31,395
Fixed Income	—
Non-U.S. government debt securities	—	248,888	—	248,888
Non-U.S. corporate debt securities	—	58,537	—	58,537
Mutual fund debt securities	—	56,073	—	56,073
Cash and short-term investments	30,490	8,169	—	38,659
Insurance contracts	—	87,654	—	87,654
Other	—	21,068	—	21,068

Total	$30,490	$749,264	$—	$779,754

Expected Contributions

Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $64,000 in fiscal 2012 related to contributions to its U.S. and non-U.S. defined benefit pension plans, cash funding for its retiree medical plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for its defined benefit pension plans.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Estimated Future Benefit Payments

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2012	$30,785	$30,695
2013	34,607	31,180
2014	36,949	33,868
2015	39,513	36,590
2016	42,432	40,418
2017-2021	268,775	246,911

Defined Contribution Plans

In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Defined contribution plans in countries other than the United States and the United Kingdom are individually immaterial. Total expenses recorded for the United States and the United Kingdom defined contribution plans were $235,439, $223,793 and $232,661 in fiscal 2011, 2010 and 2009, respectively.

10. SHARE-BASED COMPENSATION

Share Incentive Plans

On February 4, 2010, Accenture’s shareholders approved the Accenture plc 2010 Share Incentive Plan (the “2010 SIP”), which the Board of Directors of Accenture approved on December 10, 2009. Any new equity grants awarded on or after February 4, 2010 were under the 2010 SIP. No new awards were granted on or after February 4, 2010 under the 2001 Share Incentive Plan (the “2001 SIP”), and any share capacity remaining under the 2001 SIP was cancelled and not incorporated into the 2010 SIP. However, shares related to outstanding awards granted under the 2001 SIP prior to February 4, 2010 continue to be satisfied from shares issued under the 2001 SIP.

The 2010 SIP is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards to approved participants, including the Company’s senior executives and employees. A maximum of 50,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the 2010 SIP. As of August 31, 2011, 36,503,998 shares were available for future grants under the 2010 SIP. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the 2010 SIP. Accenture issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the 2010 SIP.

A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2011	2010	2009
Total share-based compensation expense included in Net income	$450,137	$425,822	$452,823
Income tax benefit related to share-based compensation included in Net income	138,984	133,796	140,143

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Restricted Share Units

Under the 2010 SIP and previously under the 2001 SIP, participants, including the Company’s senior executives and employees, may be granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The restricted share units granted under this plan are subject to cliff or graded vesting, generally ranging from 2 to 10 years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2011 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2010	43,672,017	$33.41
Granted	12,783,524	47.87
Vested	(18,790,610)	31.53
Forfeited	(1,940,891)	37.27

Nonvested balance as of August 31, 2011	35,724,040	$39.37

As of August 31, 2011, there was $496,646 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years. As of August 31, 2011, there were 1,980,176 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.

Stock Options

Stock options are granted to the Company’s senior executives and other employees under the 2010 SIP and previously under the 2001 SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture plc Class A ordinary shares on the date the option is granted. Options granted under the 2010 SIP and previously under the 2001 SIP are subject to cliff or graded vesting, generally ranging from 2 to 10 years, and generally have a contractual term of 10 years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. The fair value of each options grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Stock option activity for fiscal 2011 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of August 31, 2010	20,920,062	$19.63	2.6	$356,341
Granted	8,273	48.11
Exercised	(12,679,146)	16.90
Forfeited	(153,726)	19.08

Options outstanding as of August 31, 2011	8,095,463	$23.96	3.1	$242,116

Options exercisable as of August 31, 2011	7,902,845	$23.79	3.0	$237,690
Options exercisable as of August 31, 2010	20,386,549	19.42	2.5	351,374
Options exercisable as of August 31, 2009	28,150,454	19.11	3.4	406,360

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other information pertaining to option activity is as follows:

	Fiscal
	2011	2010	2009
Weighted average grant-date fair value of stock options granted	$13.73	$11.65	$12.54
Total fair value of stock options vested	3,757	3,928	14,506
Total intrinsic value of stock options exercised	450,956	177,721	83,089

Cash received from the exercise of stock options was $214,234 and the income tax benefit realized from the exercise of stock options was $116,206 for fiscal 2011. As of August 31, 2011, there was $502 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.1 years.

Employee Share Purchase Plans

2010 ESPP

The 2010 Employee Share Purchase Plan (the “2010 ESPP”) is a nonqualified plan that provides eligible employees of the Company with an opportunity to purchase Accenture plc Class A ordinary shares through payroll deductions. Under the 2010 ESPP, eligible employees of the Company may purchase Accenture plc Class A ordinary shares through the Employee Share Purchase Plan (the “ESPP”) or the Voluntary Equity Investment Program (the “VEIP”). Under the ESPP, eligible employees of the Company may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to $7.5 per offering period) to purchase Accenture plc Class A ordinary shares at a discount. Under the VEIP, eligible senior executives of the Company may elect to contribute up to 30% of their total compensation towards the monthly purchase of Accenture plc Class A ordinary shares at fair market value. At the end of the VEIP program year, senior executive participants, who did not withdraw from the program, will be granted restricted share units equal to 50% of the number of shares purchased during that year.

A maximum of 45,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2011, 9,106,784 Accenture plc Class A ordinary shares had been issued under the 2010 ESPP. Accenture issued 7,382,949 and 1,723,835 shares to employees in fiscal 2011 and 2010, respectively, under the 2010 ESPP.

2001 ESPP

Prior to the 2010 ESPP, participants purchased Accenture Class A ordinary shares through the 2001 Employee Share Purchase Plan (the “2001 ESPP”). Any share capacity remaining under the 2001 ESPP was cancelled and not incorporated into the 2010 ESPP share reserve. Under the 2001 ESPP, Accenture issued 4,597,562 and 6,397,698 shares to employees in fiscal 2010 and 2009 respectively.

11. SHAREHOLDERS’ EQUITY

SCA Class I Common Shares

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

12. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY

Share Purchases and Redemptions

The Board of Directors of Accenture has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former senior executives and their permitted transferees. As of August 31, 2011, Accenture’s and the Company’s aggregate available authorization was $1,041,631 for Accenture’s publicly announced open-market share purchase and these other share purchase programs.

The Company’s share purchase activity for cash during fiscal 2011 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
	(in thousands of U.S. dollars, except share amounts)
Accenture SCA Class I common shares	11,521,153	$559,961
Accenture Canada Holdings Inc. exchangeable shares	223,401	12,182

Total	11,744,554	$572,143

Other Share Redemptions

During fiscal 2011, Accenture issued 6,837,070 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at the Company’s option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

Dividends

The Company’s dividend activity during fiscal 2011 was as follows:

		Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares
Dividend Payment Date	Dividend Per Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Total Cash Outlay
November 15, 2010	$0.45	October 12, 2010	$319,807	October 12, 2010	$843	$320,650
April 15, 2011	$0.45	April 12, 2011	$322,197	April 12, 2011	$795	$322,992

Total Dividends			$642,004		$1,638	$643,642

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Subsequent Events

On September 26, 2011, the Board of Directors of Accenture declared a semi-annual cash dividend of $0.675 per share on its Class A ordinary shares for shareholders of record at the close of business on October 14, 2011. Accenture will cause the Company to declare a semi-annual cash dividend of $0.675 per share on its Class I common shares for shareholders of record at the close of business on October 11, 2011. Both dividends are payable on November 15, 2011. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

On September 26, 2011, the Board of Directors of Accenture plc approved $5,000,000 in additional share repurchase authority, bringing the Company’s total outstanding authority for fiscal 2012 and beyond to $6,041,631.

13. LEASE COMMITMENTS

The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes and sublease income from third parties, during fiscal 2011, 2010 and 2009 was as follows:

	Fiscal
	2011	2010	2009
Rental expense	$493,734	$467,838	$500,949
Sublease income from third parties	(32,503)	(30,741)	(33,179)

Future minimum rental commitments under non-cancelable operating leases as of August 31, 2011, were as follows:

	Operating Lease Payments	Operating Sublease Income
2012	$426,611	$(29,952)
2013	304,929	(29,160)
2014	237,948	(29,813)
2015	184,465	(26,587)
2016	132,224	(21,780)
Thereafter	555,984	(30,769)

	$1,842,161	$(168,061)

14. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2011 and 2010, the Company has reflected the fair value of $113,143 and $93,404, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

As of August 31, 2011 and 2010, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $976,000 and $556,000, respectively, of which all but approximately $256,000 and $71,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of August 31, 2011, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

15. SEGMENT REPORTING

Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

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

The Company’s reportable operating segments are the five operating groups, which are Communications & High Tech, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal:	Comm. & High Tech	Financial Services	Health & Public Service	Products	Resources	Other	Total
2011
Revenues before reimbursements	$5,434,024	$5,380,674	$3,861,146	$5,931,333	$4,882,248	$17,611	$25,507,036
Depreciation(1)	63,524	56,256	56,207	68,136	53,426	—	297,549
Operating income	727,761	898,287	318,430	679,716	846,263	—	3,470,457
Assets as of August 31(2)	556,190	189,611	576,505	579,616	642,250	(86,104)	2,458,068

2010
Revenues before reimbursements	$4,612,290	$4,446,038	$3,580,802	$4,985,347	$3,911,041	$15,050	$21,550,568
Depreciation(1)	60,727	52,972	43,566	65,680	46,127	—	269,072
Operating income	614,777	772,499	286,510	592,152	648,907	—	2,914,845
Assets as of August 31(2)	566,630	97,731	420,172	449,891	455,070	(23,914)	1,965,580

2009
Revenues before reimbursements	$4,830,880	$4,322,896	$3,661,955	$4,852,581	$3,879,711	$28,827	$21,576,850
Depreciation(1)	55,787	63,558	28,278	80,942	50,275	—	278,840
Operating income	607,903	467,441	479,671	530,758	558,092	—	2,643,865
Assets as of August 31(2)	520,315	44,952	441,721	352,979	330,057	36,790	1,726,814

(1)	Amounts include depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

(2)

The Company does not allocate total assets by operating segment. Operating segment assets directly attributed to an operating segment and provided to the chief operating decision maker include Receivables from clients, current and non-current Unbilled services, Deferred contract costs and current and non-current Deferred revenues.

The accounting policies of the operating segments are the same as those described in Note 1 (Summary of Significant Accounting Policies) to these Consolidated Financial Statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal:	Americas	EMEA(1)	Asia Pacific	Total
2011
Net revenues	$11,270,668	$10,853,684	$3,382,684	$25,507,036
Reimbursements	851,081	699,631	295,166	1,845,878

Revenues	12,121,749	11,553,315	3,677,850	27,352,914

Property and equipment, net as of August 31	235,900	230,805	318,526	785,231

2010
Net revenues	$9,465,357	$9,583,268	$2,501,943	$21,550,568
Reimbursements	808,951	534,566	199,993	1,543,510

Revenues	10,274,308	10,117,834	2,701,936	23,094,078

Property and equipment, net as of August 31	240,228	204,948	214,393	659,569

2009
Net revenues	$9,403,420	$9,903,536	$2,269,894	$21,576,850
Reimbursements	853,035	564,886	176,197	1,594,118

Revenues	10,256,455	10,468,422	2,446,091	23,170,968

Property and equipment, net as of August 31	254,922	237,845	208,377	701,144

(1)	EMEA includes Europe, Middle East and Africa.

The Company conducts business in the following countries that individually comprised 10% or more of consolidated Net revenues:

	Fiscal
	2011	2010	2009
United States	35%	36%	36%
United Kingdom	10	10	10

The Company conducts business in the following countries that hold 10% or more of its total consolidated Property and equipment, net:

	August 31,
	2011	2010	2009
United States	23%	30%	30%
India	23	17	16

Net revenues by type of work were as follows:

	Fiscal
	2011	2010	2009
Consulting	$14,924,187	$12,371,268	$12,555,652
Outsourcing	10,582,849	9,179,300	9,021,198

Net revenues	25,507,036	21,550,568	21,576,850
Reimbursements	1,845,878	1,543,510	1,594,118

Revenues	$27,352,914	$23,094,078	$23,170,968

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

16. QUARTERLY DATA (unaudited)

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$6,045,650	$6,053,621	$6,720,115	$6,687,650	$25,507,036
Reimbursements	432,543	442,672	484,240	486,423	1,845,878
Revenues	6,478,193	6,496,293	7,204,355	7,174,073	27,352,914
Cost of services before reimbursable expenses	4,101,170	4,136,397	4,410,487	4,472,263	17,120,317
Reimbursable expenses	432,543	442,672	484,240	486,423	1,845,878
Cost of services	4,533,713	4,579,069	4,894,727	4,958,686	18,966,195
Operating income	826,935	771,577	949,416	922,529	3,470,457
Net income	605,556	565,750	699,069	682,865	2,553,240
Net income attributable to Accenture SCA	597,827	556,201	690,327	670,632	2,514,987

Fiscal 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$5,382,532	$5,176,438	$5,571,017	$5,420,581	$21,550,568
Reimbursements	365,155	361,385	404,478	412,492	1,543,510
Revenues	5,747,687	5,537,823	5,975,495	5,833,073	23,094,078
Cost of services before reimbursable expenses	3,598,578	3,486,107	3,639,367	3,575,769	14,299,821
Reimbursable expenses	365,155	361,385	404,478	412,492	1,543,510
Cost of services	3,963,733	3,847,492	4,043,845	3,988,261	15,843,331
Operating income	746,408	650,973	803,830	713,634	2,914,845
Net income	524,798	461,879	563,519	510,263	2,060,459
Net income attributable to Accenture SCA	517,283	456,914	555,962	502,417	2,032,576