Form 10-Q
period 2012-02-29
ACCENTURE SCA
filed 2012-03-23
CIK 1143908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2012

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

The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of March 16, 2012 was 58,760,238 (which number does not include 990,271,826 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCENTURE SCA

CONSOLIDATED BALANCE SHEETS

February 29, 2012 and August 31, 2011

(In thousands of U.S. dollars, except share and per share amounts)

	February 29, 2012	August 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,568,746	$5,701,078
Short-term investments	3,107	4,929
Receivables from clients, net	3,355,991	3,236,059
Unbilled services, net	1,418,767	1,385,733
Deferred income taxes, net	584,149	556,160
Other current assets	623,920	587,224

Total current assets	11,554,680	11,471,183

NON-CURRENT ASSETS:
Unbilled services, net	12,111	49,192
Investments	39,376	40,365
Property and equipment, net	775,871	785,231
Goodwill	1,232,474	1,131,991
Deferred contract costs	557,641	559,794
Deferred income taxes, net	791,365	756,079
Other non-current assets	844,578	937,675

Total non-current assets	4,253,416	4,260,327

TOTAL ASSETS	$15,808,096	$15,731,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$4,653	$4,419
Accounts payable	892,436	949,250
Deferred revenues	2,370,869	2,219,270
Accrued payroll and related benefits	2,888,991	3,259,252
Accrued consumption taxes	321,471	348,540
Income taxes payable	238,567	238,003
Deferred income taxes, net	30,557	32,647
Other accrued liabilities	790,307	855,208

Total current liabilities	7,537,851	7,906,589

NON-CURRENT LIABILITIES:
Long-term debt	1,201	—
Deferred revenues relating to contract costs	541,137	553,440
Retirement obligation	991,717	995,695
Deferred income taxes, net	60,698	72,257
Income taxes payable	1,437,393	1,619,076
Other non-current liabilities	244,954	233,581

Total non-current liabilities	3,277,100	3,474,049

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of February 29, 2012 and August 31, 2011	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	714,192	784,277
Additional paid-in capital	5,054,214	4,865,300
Treasury shares, at cost: Class I common, 332,333,979 and 332,576,540 shares as of February 29, 2012 and August 31, 2011, respectively	(12,461,816)	(12,222,425)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of February 29, 2012 and August 31, 2011	(456,864)	(456,864)
Retained earnings	10,609,213	9,699,603
Accumulated other comprehensive loss	(288,174)	(126,099)

Total Accenture SCA shareholders’ equity	4,874,927	4,247,954
Noncontrolling interests	118,218	102,918

Total shareholders’ equity	4,993,145	4,350,872

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,808,096	$15,731,510

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED INCOME STATEMENTS

For the Three and Six Months Ended February 29, 2012 and February 28, 2011

(In thousands of U.S. dollars, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
REVENUES:
Revenues before reimbursements (“Net revenues”)	$6,797,250	$6,053,621	$13,871,747	$12,099,271
Reimbursements	462,578	442,672	977,189	875,215

Revenues	7,259,828	6,496,293	14,848,936	12,974,486
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,680,884	4,136,397	9,503,841	8,237,567
Reimbursable expenses	462,578	442,672	977,189	875,215

Cost of services	5,143,462	4,579,069	10,481,030	9,112,782
Sales and marketing	772,338	709,779	1,609,815	1,441,250
General and administrative costs	454,314	435,499	886,831	821,225
Reorganization costs, net	415	369	823	717

Total operating expenses	6,370,529	5,724,716	12,978,499	11,375,974

OPERATING INCOME	889,299	771,577	1,870,437	1,598,512
Gain (loss) on investments, net	47	(868)	(8)	(919)
Interest income	9,246	9,893	19,758	19,286
Interest expense	(4,220)	(3,507)	(8,378)	(8,243)
Other income (expense), net	4,168	(2,948)	9,758	10,139

INCOME BEFORE INCOME TAXES	898,540	774,147	1,891,567	1,618,775
Provision for income taxes	184,350	208,397	465,620	447,469

NET INCOME	714,190	565,750	1,425,947	1,171,306
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,643)	(1,406)	(3,287)	(2,967)
Net income attributable to noncontrolling interests – other	(9,679)	(8,143)	(17,394)	(14,311)

NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$702,868	$556,201	$1,405,266	$1,154,028

Cash dividends per share	$—	$—	$0.675	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Six Months Ended February 29, 2012

(In thousands of U.S. dollars and share amounts)

(Unaudited)

			Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital						Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity		Total Shareholders’ Equity

	Class I Common Shares				Treasury Shares		Investment in Accenture plc		Retained Earnings			Noncontrolling Interests
	$	No. Shares			$	No. Shares	$	No. Shares
Balance as of August 31, 2011	$1,704,162	1,049,032	$784,277	$4,865,300	$(12,222,425)	(332,577)	$(456,864)	(13,817)	$9,699,603	$(126,099)	$4,247,954	$102,918	$4,350,872
Comprehensive income:
Net income									1,405,266		1,405,266	20,681	1,425,947
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments,										(4,718)	(4,718)	(11)	(4,729)
Unrealized gains on marketable securities, net of reclassification adjustments										241	241	1	242
Foreign currency translation adjustments, net of tax										(167,169)	(167,169)	(1,354)	(168,523)
Defined benefit plans, net of tax										9,571	9,571	22	9,593

Other comprehensive loss										(162,075)		(1,342)

Comprehensive income											1,243,191		1,262,530
Income tax benefit on share-based compensation plans				113,667							113,667		113,667
Share-based compensation expense			241,254	20,263							261,517		261,517
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				1,279	(572,855)	(10,733)					(571,576)	(1,337)	(572,913)
Issuances of Accenture SCA Class I common shares related to employee share programs			(333,737)	51,866	333,464	10,976					51,593	120	51,713
Dividends			22,398						(496,180)		(473,782)	(1,114)	(474,896)
Other, net				1,839					524		2,363	(1,708)	655

Balance as of February 29, 2012	$1,704,162	1,049,032	$714,192	$5,054,214	$(12,461,816)	(332,334)	$(456,864)	(13,817)	$10,609,213	$(288,174)	$4,874,927	$118,218	$4,993,145

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

CONSOLIDATED CASH FLOWS STATEMENTS

For the Six Months Ended February 29, 2012 and February 28, 2011

(In thousands of U.S. dollars)

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,425,947	$1,171,306
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	279,635	241,143
Reorganization costs, net	823	717
Share-based compensation expense	261,517	218,188
Deferred income taxes, net	(61,535)	(43,212)
Other, net	12,402	50,188
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(192,300)	(419,387)
Unbilled services, current and non-current	(72,101)	(152,125)
Other current and non-current assets	(112,141)	(255,683)
Accounts payable	(96,897)	(20,006)
Deferred revenues, current and non-current	248,782	244,788
Accrued payroll and related benefits	(242,201)	(280,638)
Income taxes payable, current and non-current	(110,161)	16,309
Other current and non-current liabilities	(8,699)	(64,085)

Net cash provided by operating activities	1,333,071	707,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	6,748	691
Purchases of available-for-sale investments	(6,726)	(726)
Proceeds from sales of property and equipment	1,906	1,930
Purchases of property and equipment	(166,254)	(154,058)
Purchases of businesses and investments, net of cash acquired	(162,876)	(118,262)

Net cash used in investing activities	(327,202)	(270,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	51,713	49,730
Purchases of shares	(572,913)	(564,907)
Repayments of long-term debt, net	(929)	(1,260)
Cash dividends paid	(474,896)	(320,650)
Excess tax benefits from share-based payment arrangements	57,975	105,798
Other, net	(26,849)	(19,210)

Net cash used in financing activities	(965,899)	(750,499)
Effect of exchange rate changes on cash and cash equivalents	(172,302)	152,673

NET DECREASE IN CASH AND CASH EQUIVALENTS	(132,332)	(160,748)
CASH AND CASH EQUIVALENTS, beginning of period	5,701,078	4,838,292

CASH AND CASH EQUIVALENTS, end of period	$5,568,746	$4,677,544

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

The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.

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

Allowances for Client Receivables and Unbilled Services

As of February 29, 2012 and August 31, 2011, total allowances recorded for client receivables and unbilled services were $72,117 and $73,296, respectively.

Accumulated Depreciation

As of February 29, 2012 and August 31, 2011, total accumulated depreciation was $1,683,964 and $1,639,965, respectively.

2. INCOME TAXES

Effective Tax Rate

The Company’s effective tax rates for the three months ended February 29, 2012 and February 28, 2011 were 20.5% and 26.9%, respectively. The Company’s effective tax rates for the six months ended February 29, 2012 and February 28, 2011 were 24.6% and 27.6%, respectively. The effective tax rates for the three and six months ended February 29, 2012 were lower than the effective tax rates for the three and six months ended February 28, 2011, primarily as a result of higher benefits related to final determinations of tax liabilities for prior years, partially offset by increases in tax reserves.

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

The Company’s reorganization activity was as follows:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Reorganization liability, beginning of period	$284,465	$281,781	$307,286	$271,907
Interest expense accrued	415	369	823	717
Foreign currency translation adjustments	3,033	14,019	(20,196)	23,545

Reorganization liability, end of period	$287,913	$296,169	$287,913	$296,169

As of February 29, 2012, reorganization liabilities of $276,990 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $10,923 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of February 29, 2012, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant (which is the country referenced above). In that country, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result, in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

4. BUSINESS COMBINATIONS AND GOODWILL

During the six months ended February 29, 2012, the Company acquired the net assets of a provider of residential and commercial mortgage processing services. In addition, the Company completed three individually immaterial acquisitions. The total consideration for all acquisitions was $162,876. In connection with these acquisitions, the Company recorded goodwill of $116,277, which was allocated among the reportable operating segments. Goodwill also included immaterial adjustments related to recent acquisitions. The Company also recorded $51,000 in intangible assets, primarily related to customer relationships. The intangible assets are being amortized over three to seven years. The pro forma effects on the Company’s operations were not material.

The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2011	Additions/ Adjustments	Foreign Currency Translation Adjustments	February 29, 2012
Communications, Media & Technology (1)	$173,867	$73	$(4,983)	$168,957
Financial Services	304,720	113,875	(1,514)	417,081
Health & Public Service	286,158	593	(1,304)	285,447
Products	278,929	3,060	(7,138)	274,851
Resources	88,317	868	(3,047)	86,138

Total	$1,131,991	$118,469	$(17,986)	$1,232,474

(1)	On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

5. SHAREHOLDERS’ EQUITY

Comprehensive Income

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Comprehensive income attributable to Accenture SCA	$888,811	$655,184	$1,243,191	$1,317,373
Comprehensive income attributable to noncontrolling interests	10,845	11,390	19,339	20,765

Total comprehensive income	$899,656	$666,574	$1,262,530	$1,338,138

Dividends

The Company’s dividend activity during the six months ended February 29, 2012 was as follows:

		Accenture SCA Class I		Accenture Canada Holdings Inc.
	Dividend Per Share	Common Shares		Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2011	$0.675	October 11, 2011	$473,782	October 11, 2011	$1,114	$474,896

The payment of the cash dividends also resulted in the issuance of additional restricted share units to holders of restricted share units.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Subsequent Event

On March 21, 2012, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.675 per share on Accenture plc Class A ordinary shares for shareholders of record at the close of business on April 13, 2012. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.675 per share on its Class I common shares for shareholders of record at the close of business on April 10, 2012. Both dividends are payable on May 15, 2012. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

6. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage foreign currency exchange rate risk. The Company’s derivative financial instruments consist of deliverable and non-deliverable foreign currency forward contracts.

The activity related to the change in net unrealized gains on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Six Months Ended
	February 29, 2012	February 28, 2011
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$36,907	$6,228
Change in fair value, net of tax	(17,272)	33,468
Reclassification adjustments into Cost of services, net of tax	12,543	(6,189)
Portion attributable to Noncontrolling interests, net of tax	11	(67)

Net unrealized gains on cash flow hedges, net of tax, end of period	$32,189	$33,440

As of February 29, 2012, $4,169 of the net unrealized gains on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income (expense), net in the Consolidated Income Statement and, for the three and six months ended February 29, 2012, was not material. In addition, the Company did not discontinue any cash flow hedges during the three and six months ended February 29, 2012.

Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $53,918 and a net loss of $(84,860) for the three and six months ended February 29, 2012, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $27,449 and $66,978 for the three and six months ended February 28, 2011, respectively. Net losses are offset by net foreign currency gains, including net gains related to the underlying balance sheet exposures and are recorded in Other income (expense), net in the Consolidated Income Statement.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

Fair Value of Derivative Instruments

The notional and fair values of all derivative instruments were as follows:

	February 29, 2012	August 31, 2011
Assets
Cash Flow Hedges
Other current assets	$21,922	$21,714
Other non-current assets	46,796	43,666
Other Derivatives
Other current assets	14,962	13,863

Total assets	$83,680	$79,243

Liabilities
Cash Flow Hedges
Other accrued liabilities	$15,072	$4,649
Other non-current liabilities	3,256	698
Other Derivatives
Other accrued liabilities	4,434	15,223

Total liabilities	$22,762	$20,570

Total fair value	$60,918	$58,673

Total notional value	$3,791,318	$4,127,456

7. COMMITMENTS AND CONTINGENCIES

Commitments

The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of February 29, 2012 and August 31, 2011, the Company has reflected the fair value of $86,759 and $113,143, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.

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

As of February 29, 2012 and August 31, 2011, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $988,000 and $976,000, respectively, of which all but approximately $294,000 and $256,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.

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

Legal Contingencies

As of February 29, 2012, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

(Unaudited)

concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

8. SEGMENT REPORTING

The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	$3,016,564	$3,016,564	$3,016,564	$3,016,564
	Three Months Ended
	February 29, 2012		February 28, 2011
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology (1)	$1,481,378	$203,406	$1,274,449	$150,445
Financial Services	1,376,619	142,714	1,265,620	204,214
Health & Public Service	1,055,879	99,593	964,612	89,569
Products	1,584,596	184,257	1,373,646	125,785
Resources	1,293,201	259,329	1,171,016	201,564
Other	5,577	—	4,278	—

Total	$6,797,250	$889,299	$6,053,621	$771,577

	Six Months Ended
	February 29, 2012		February 28, 2011
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology (1)	$3,016,564	$431,933	$2,558,925	$343,686
Financial Services	2,860,458	357,569	2,566,738	448,795
Health & Public Service	2,110,181	212,427	1,896,212	147,352
Products	3,254,149	403,032	2,769,687	283,046
Resources	2,620,076	465,476	2,299,333	375,633
Other	10,319	—	8,376	—

Total	$13,871,747	$1,870,437	$12,099,271	$1,598,512

(1)	On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

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

•

Our results of operations (including our net revenues and operating income) and the value of balance-sheet items originally denominated in other currencies could be materially adversely affected by unfavorable fluctuations in foreign currency exchange rates or changes to existing currencies.

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

Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2012 were $6.80 billion, compared with $6.05 billion for the second quarter of fiscal 2011, an increase of 12% in U.S. dollars and 13% in local currency. Net revenues for the six months ended February 29, 2012 were $13.87 billion, compared with $12.10 billion for the six months ended February 28, 2011, an increase of 15% in U.S. dollars and 14% in local currency. All of our operating groups experienced double-digit year-over-year revenue growth in local currency in the first half of fiscal 2012, driven by very strong outsourcing growth and strong consulting growth. Based on new contract bookings over the last several quarters, we expect overall growth to continue in our business. We expect the level of year-over-year growth to moderate in the second half of fiscal 2012, particularly in consulting, and vary across operating groups and geographic regions. There continues to be significant economic and geopolitical uncertainty in many of the markets where we operate. Such uncertainty, should it continue, could adversely affect our clients and the levels of business activities in the industries and geographies where we operate. We continue to monitor our costs closely in order to respond to changing conditions and to manage any impact to our results of operations.

In our consulting business, net revenues for the second quarter of fiscal 2012 were $3.78 billion, compared with $3.51 billion for the second quarter of fiscal 2011, an increase of 8% in both U.S. dollars and local currency. Net consulting revenues for the six months ended February 29, 2012 were $7.86 billion, compared with $7.08 billion for the six months ended February 28, 2011, an increase of 11% in U.S. dollars and 10% in local currency. All five of our operating groups experienced year-over-year consulting revenue growth in local currency in the second quarter of fiscal 2012, led by Products and Health & Public Service. However, consulting growth moderated in the second quarter of fiscal 2012 compared to the first quarter of fiscal 2012, particularly in Europe, and we expect this trend to continue in the second half of fiscal 2012. In our consulting business overall, clients continue to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2011, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue in the medium term. While the business environment remained competitive, pricing was relatively stable and we saw some improvement in certain areas of our business.

In our outsourcing business, net revenues for the second quarter of fiscal 2012 were $3.02 billion, compared with $2.54 billion for the second quarter of fiscal 2011, an increase of 19% in U.S. dollars and 20% in local currency. Net outsourcing revenues for the six months ended February 29, 2012 were $6.01 billion, compared with $5.02 billion for the six months ended February 28, 2011, an increase of 20% in U.S. dollars and 19% in local currency. All five of our operating groups experienced year-over-year outsourcing revenue growth in local currency in the second quarter of fiscal 2012, reflecting very strong growth in Communications, Media & Technology, Products, Financial Services and Resources. This strong demand for outsourcing services resulted in a greater proportion of revenues in outsourcing, particularly in Communications, Media & Technology and Financial Services, and this trend is expected to continue in the near term. Clients continue to be focused on projects that will improve operational effectiveness. Growth in outsourcing was driven by higher volumes, scope and geographic expansions and new work at existing clients, as well as services for new clients. As with systems integration consulting, compared to fiscal 2011, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.

As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the three months ended February 28, 2011, the U.S. dollar strengthened against many currencies during the three months ended February 29, 2012. This resulted in unfavorable currency translation and U.S. dollar revenue results that were approximately 1% lower than our results in local currency for the three months ended February 29, 2012.When compared to the six months ended February 28, 2011, the U.S. dollar weakened against many currencies during the six months ended February 29, 2012. This resulted in favorable currency translation and U.S. dollar revenue results that were approximately 1% better than our results in local currency for the six months ended February 29, 2012. However, assuming that exchange rates stay within recent ranges for the remainder of fiscal 2012, we estimate the foreign-exchange impact to our full fiscal 2012 revenue growth will be approximately 1% lower growth in U.S. dollars than our growth in local currency.

The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the second quarter of fiscal 2012 was approximately 87% and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.

We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 246,000 as of February 29, 2012, up slightly from approximately 244,000 as of November 30, 2011 and up significantly from 215,000 as of February 28, 2011. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2012 was 12%, flat with the first quarter of fiscal 2012 and down from 14% in the second quarter of fiscal 2011. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2012 became effective September 1, 2011. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to keep our supply of skills and resources in balance with client demand, mobilize our employees globally on a timely basis, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.

Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the second quarter of fiscal 2012 was 31.1%, compared with 31.7% for the second quarter of fiscal 2011. Gross margin for the six months ended February 29, 2012 was 31.5%, compared with 31.9% for the six months ended February 28, 2011. Gross margin for the six months ended February 29, 2012 was lower than the six months ended February 28, 2011, principally due to lower contract profitability in Financial Services, partially offset by higher contract profitability in Products, Resources and Communications, Media & Technology.

Sales and marketing and general and administrative costs as a percentage of net revenues were 18.0% for both the second quarter of fiscal 2012 and the six months ended February 29, 2012, compared with 18.9% for the second quarter of fiscal 2011and 18.7% for the six months ended February 28, 2011. Sales and marketing costs are driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate, to maintain or lower these costs as a percentage of revenues. These actions include performing a greater proportion of general and administrative activities in lower-cost locations. For the six months ended February 29, 2012 compared to the six months ended February 28, 2011, sales and marketing costs as a percentage of net revenues decreased 30 basis points, while general and administrative costs as a percentage of net revenues decreased 40 basis points. These decreases were due to growth of these costs at a rate lower than that of net revenues. In addition, in the first quarter of fiscal 2011, we recorded a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience. We continue to expect the reduction in general and administrative costs as a percentage of net revenues to moderate in fiscal 2012. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.

Operating income for the second quarter of fiscal 2012 was $889 million, compared with $772 million for the second quarter of fiscal 2011. Operating income for the six months ended February 29, 2012 was $1,870 million, compared with $1,599 million for the six months ended February 28, 2011. Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2012 was 13.1%, compared with 12.7% for the second quarter of fiscal 2011. Operating margin for the six months ended February 29, 2012 was 13.5%, compared with 13.2% for the six months ended February 28, 2011.

Our Operating income is also affected by currency exchange-rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs.

Bookings and Backlog

New contract bookings for the second quarter of fiscal 2012 were $7.94 billion, with consulting bookings of $4.05 billion and outsourcing bookings of $3.89 billion. New contract bookings for the six months ended February 29, 2012 were $15.73 billion, with consulting bookings of $8.29 billion and outsourcing bookings of $7.44 billion.

We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Clients continue to seek flexibility by using a phased approach to contracting work, which is resulting in smaller initial total contract values than in the past. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.

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

Results of Operations for the Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended
	February 29, 2012	February 28, 2011			February 29, 2012	February 28, 2011
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology (1)	$1,481	$1,274	16%	17%	22%	21%
Financial Services	1,377	1,266	9	10	20	21
Health & Public Service	1,056	965	9	10	16	16
Products	1,585	1,374	15	16	23	23
Resources	1,293	1,171	10	12	19	19
Other	6	4	n/m	n/m	—	—

TOTAL NET REVENUES (2)	6,797	6,054	12%	13%	100%	100%

Reimbursements	463	443	4

TOTAL REVENUES (2)	$7,260	$6,496	12%

GEOGRAPHIC REGIONS
Americas	$3,028	$2,675	13%	14%	45%	44%
EMEA (3)	2,798	2,592	8	10	41	43
Asia Pacific	971	787	23	20	14	13

TOTAL NET REVENUES	$6,797	$6,054	12%	13%	100%	100%

TYPE OF WORK
Consulting	$3,775	$3,509	8%	8%	56%	58%
Outsourcing	3,022	2,544	19	20	44	42

TOTAL NET REVENUES (2)	$6,797	$6,054	12%	13%	100%	100%

n/m = not meaningful

(1)	On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, the Middle East and Africa.

Net Revenues

The following net revenues commentary discusses local currency net revenue changes for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011:

Operating Groups

•

Communications, Media & Technology net revenues increased 17% in local currency. Consulting revenues reflected modest growth, driven primarily by Communications and Media & Entertainment in Americas and Communications and Electronics & High Tech in Asia Pacific, partially offset by a decline in Communications in EMEA. Outsourcing revenues reflected very significant growth, led by Electronics & High Tech in EMEA, principally due to a short-term increase from one contract, and also led by very strong growth in Communications across all geographic regions.

•

Financial Services net revenues increased 10% in local currency. Consulting revenues reflected modest growth, driven by very strong growth in Insurance, led by EMEA and Asia Pacific, and strong growth in Banking in Asia Pacific, partially offset by a decline in Capital Markets in EMEA and Americas. The uncertainty in the banking and capital markets industries continued to impact our consulting revenue growth in the second quarter of fiscal 2012. Outsourcing revenues reflected significant growth, driven by strong demand for our outsourcing services across all industry groups in Americas and Asia Pacific.

•

Health & Public Service net revenues increased 10% in local currency. Consulting revenues reflected strong growth, led by Health in Americas and Asia Pacific. Outsourcing revenues increased due primarily to Health in Americas. Outsourcing revenues in the second quarter of fiscal 2011 reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. The uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom, Japan and several other countries, continue to have an impact on demand in our public service business.

•

Products net revenues increased 16% in local currency. Consulting revenues reflected strong growth, led by Retail in Americas and EMEA and Industrial Equipment in Americas and Asia Pacific. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Air, Freight & Travel Services and Life Sciences.

•

Resources net revenues increased 12% in local currency. Consulting revenues increased, driven by growth across all geographic regions and most industry groups, led by Energy, partially offset by a decline in Chemicals in Americas. Outsourcing revenues reflected strong growth across all geographic regions and industry groups, led by Energy and Natural Resources.

Geographic Regions

•	Americas net revenues increased 14% in local currency, led by the United States, Brazil and Canada.

•	EMEA net revenues increased 10% in local currency, driven by growth in most countries, led by Finland, Italy, the United Kingdom, Germany, the Netherlands and France.

•	Asia Pacific net revenues increased 20% in local currency, led by Australia, Japan, South Korea, India, Singapore and China.

Operating Expenses

Operating expenses for the second quarter of fiscal 2012 were $6,371 million, an increase of $646 million, or 11%, over the second quarter of fiscal 2011, and decreased as a percentage of revenues to 87.8% from 88.1% during this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2012 were $5,908 million, an increase of $626 million, or 12%, over the second quarter of fiscal 2011, and decreased as a percentage of net revenues to 86.9% from 87.3% during this period.

Cost of Services

Cost of services for the second quarter of fiscal 2012 was $5,143 million, an increase of $564 million, or 12%, over the second quarter of fiscal 2011, and increased as a percentage of revenues to 70.8% from 70.5% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2012 was $4,681 million, an increase of $544 million, or 13%, over the second quarter of fiscal 2011, and increased as a percentage of net revenues to 68.9% from 68.3% during this period. Gross margin for the second quarter of fiscal 2012 decreased to 31.1% from 31.7% during this period, principally due to lower contract profitability in Financial Services and Health & Public Service, partially offset by higher contract profitability in Products, Communications, Media & Technology and Resources.

Sales and Marketing

Sales and marketing expense for the second quarter of fiscal 2012 was $772 million, an increase of $63 million, or 9%, over the second quarter of fiscal 2011, and decreased as a percentage of net revenues to 11.4% from 11.7% during this period. This decrease as a percentage of net revenues was due to growth of business development costs at a rate lower than that of net revenues.

General and Administrative Costs

General and administrative costs for the second quarter of fiscal 2012 were $454 million, an increase of $19 million, or 4%, over the second quarter of fiscal 2011, and decreased as a percentage of net revenues to 6.7% from 7.2% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues.

Operating Income and Operating Margin

Operating income for the second quarter of fiscal 2012 was $889 million, an increase of $118 million, or 15%, over the second quarter of fiscal 2011, and increased as a percentage of net revenues to 13.1% from 12.7% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended				Increase (Decrease) (2)
	February 29, 2012		February 28, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology (1)	$203	14%	$150	12%	$53
Financial Services	143	10	204	16	(62)
Health & Public Service	100	9	90	9	10
Products	184	12	126	9	58
Resources	259	20	202	17	58

Total (2)	$889	13.1%	$772	12.7%	$118

(1)	On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

During the second quarter of fiscal 2012, each operating group benefited from our management of general and administrative costs at a growth rate lower than that of net revenues. The commentary below provides additional insight into operating group performance and operating margin for the second quarter of fiscal 2012, compared with the second quarter of fiscal 2011, exclusive of this impact.

•	Communications, Media & Technology operating income increased, primarily due to revenue growth and improved outsourcing and consulting contract profitability.

•

Financial Services operating income decreased, primarily due to costs related to recent acquisitions, delivery inefficiencies on a few outsourcing contracts, and higher sales and marketing costs as a percentage of net revenues, partially offset by strong outsourcing revenue growth.

•

Health & Public Service operating income increased due to revenue growth and lower sales and marketing costs as a percentage of net revenues, partially offset by delivery inefficiencies on a few contracts. Operating income in the second quarter of fiscal 2011 included revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies.

•	Products operating income increased, primarily driven by revenue growth and improved outsourcing and consulting contract profitability.

•

Resources operating income increased, primarily driven by strong revenue growth, improved consulting and outsourcing contract profitability and lower sales and marketing costs as a percentage of net revenues.

Other Income (Expense), net

Other income (expense), net for the second quarter of fiscal 2012 was $4 million, an increase of $7 million over the second quarter of fiscal 2011. The change was driven primarily by net foreign exchange gains during the second quarter of fiscal 2012 compared to net foreign exchange losses during the second quarter of fiscal 2011.

Provision for Income Taxes

The effective tax rate for the second quarter of fiscal 2012 was 20.5%, compared with 26.9% for the second quarter of fiscal 2011. The effective tax rate was lower in the second quarter of fiscal 2012 primarily as a result of higher benefits related to final determinations of tax liabilities for prior years, partially offset by increases in tax reserves.

Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2012 annual effective tax rate to be in the range of 27% to 28%. The fiscal 2011 annual effective tax rate was 27.3%.

Results of Operations for the Six Months Ended February 29, 2012 Compared to the Six Months Ended February 28, 2011

Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Six Months Ended
	February 29, 2012	February 28, 2011			February 29, 2012	February 28, 2011
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology (1)	$3,017	$2,559	18%	17%	22%	21%
Financial Services	2,860	2,567	11	10	21	21
Health & Public Service	2,110	1,896	11	10	15	16
Products	3,254	2,770	17	16	23	23
Resources	2,620	2,299	14	13	19	19
Other	10	8	n/m	n/m	—	—

TOTAL NET REVENUES (2)	13,872	12,099	15%	14%	100%	100%

Reimbursements	977	875	12

TOTAL REVENUES	$14,849	$12,974	14%

GEOGRAPHIC REGIONS
Americas	$6,103	$5,309	15%	15%	44%	44%
EMEA	5,807	5,229	11	10	42	43
Asia Pacific	1,962	1,561	26	20	14	13

TOTAL NET REVENUES	$13,872	$12,099	15%	14%	100%	100%

TYPE OF WORK
Consulting	$7,859	$7,077	11%	10%	57%	58%
Outsourcing	6,013	5,022	20	19	43	42

TOTAL NET REVENUES	$13,872	$12,099	15%	14%	100%	100%

n/m = not meaningful

(1)	On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

Net Revenues

The following net revenues commentary discusses local currency net revenue changes for the six months ended February 29, 2012 compared to the six months ended February 28, 2011:

Operating Groups

•

Communications, Media & Technology net revenues increased 17% in local currency. Consulting revenues increased, driven primarily by growth in Communications and Media & Entertainment in Americas and Electronics & High Tech in EMEA, partially offset by a decline in Communications in EMEA. Outsourcing revenues reflected very significant growth, led by very strong growth in Communications across all geographic regions and also led by Electronics & High Tech in EMEA, principally due to a short-term increase from one contract.

•

Financial Services net revenues increased 10% in local currency. Consulting revenues reflected modest growth, driven by very strong growth in Insurance across all geographic regions, partially offset by a decline in Banking and Capital Markets in Americas and EMEA. The uncertainty in the banking and capital markets industries continued to impact our consulting revenue growth in the first half of fiscal 2012. Outsourcing revenues reflected significant growth, driven by strong demand for our outsourcing services across all industry groups in Americas and Asia Pacific.

•

Health & Public Service net revenues increased 10% in local currency. Consulting revenues reflected strong growth, led by Health in Americas and Asia Pacific. Outsourcing revenues increased due primarily to Health in Americas. Outsourcing revenues in the first half of fiscal 2011 reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. The uncertainty and challenges in the public sector, particularly in the United States, the United Kingdom, Japan and several other countries, continue to have an impact on demand in our public service business.

•

Products net revenues increased 16% in local currency. Consulting revenues reflected very strong growth, driven primarily by growth across all industry groups in Americas and most industry groups in Asia Pacific, led by Retail, Consumer Goods & Services and Industrial Equipment. Outsourcing revenues also reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Air, Freight & Travel Services and Life Sciences.

•

Resources net revenues increased 13% in local currency. Consulting revenues reflected strong growth across all geographic regions and most industry groups, led by Energy and Natural Resources, partially offset by Chemicals in Americas. Outsourcing revenues reflected strong growth across all geographic regions and industry groups, led by Energy and Natural Resources.

Geographic Regions

•	Americas net revenues increased 15% in local currency, led by the United States, Brazil and Canada.

•	EMEA net revenues increased 10% in local currency, driven by growth in most countries, led by Finland, the United Kingdom, Italy, the Netherlands, France and Germany.

•	Asia Pacific net revenues increased 20% in local currency, led by Australia, Japan, China, Singapore, India and South Korea.

Operating Expenses

Operating expenses for the six months ended February 29, 2012 were $12,978 million, an increase of $1,603 million, or 14%, over the six months ended February 28, 2011, and decreased as a percentage of revenues to 87.4% from 87.7% during this period. Operating expenses before reimbursable expenses for the six months ended February 29, 2012 were $12,001 million, an increase of $1,501 million, or 14%, over the six months ended February 28 2011, and decreased as a percentage of net revenues to 86.5% from 86.8% during this period.

Cost of Services

Cost of services for the six months ended February 29, 2012 was $10,481 million, an increase of $1,368 million, or 15%, over the six months ended February 28, 2011, and increased as a percentage of revenues to 70.6% from 70.2% during this period. Cost of services before reimbursable expenses for the six months ended February 29, 2012 was $9,504 million, an increase of $1,266 million, or 15%, over the six months ended February 28, 2011, and increased as a percentage of net revenues to 68.5% from 68.1% during this period. Gross margin for the six months ended February 29, 2012 decreased to 31.5% from 31.9% during this period, principally due to lower contract profitability in Financial Services, partially offset by higher contract profitability in Products, Resources and Communications, Media & Technology.

Sales and Marketing

Sales and marketing expense for the six months ended February 29, 2012 was $1,610 million, an increase of $169 million, or 12%, over the six months ended February 28, 2011, and decreased as a percentage of net revenues to 11.6% from 11.9% during this period. This decrease as a percentage of net revenues was due to growth of business development costs at a rate lower than that of net revenues.

General and Administrative Costs

General and administrative costs for the six months ended February 29, 2012 were $887 million, an increase of $66 million, or 8%, over the six months ended February 28, 2011, and decreased as a percentage of net revenues to 6.4% from 6.8% during this period. The decrease as a percentage of net revenues was primarily due to management of these costs at a growth rate lower than that of net revenues. In addition, in the first quarter of fiscal 2011, we recorded a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience.

Operating Income and Operating Margin

Operating income for the six months ended February 29, 2012 was $1,870 million, an increase of $272 million, or 17%, over the six months ended February 28, 2011, and increased as a percentage of net revenues to 13.5% from 13.2% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended				Increase (Decrease) (2)
	February 29, 2012		February 28, 2011
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology (1)	$432	14%	$344	13%	$88
Financial Services	358	13	449	17	(91)
Health & Public Service	212	10	147	8	65
Products	403	12	283	10	120
Resources	465	18	376	16	90

Total	$1,870	13.5%	$1,599	13.2%	$272

(1)	On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

During the six months ended February 29, 2012, each operating group benefited from our management of general and administrative costs at a growth rate lower than that of net revenues. In addition, in the first quarter of fiscal 2011, we recorded a reduction in the allowance for client receivables and unbilled services due to better than expected bad debt experience. The commentary below provides additional insight into operating group performance and operating margin for the six months ended February 29, 2012, compared with the six months ended February 28, 2011, exclusive of these impacts.

•	Communications, Media & Technology operating income increased, primarily due to revenue growth.

•

Financial Services operating income decreased, primarily due to costs related to recent acquisitions, delivery inefficiencies on a few outsourcing contracts, and higher sales and marketing costs as a percentage of net revenues, partially offset by strong outsourcing revenue growth.

•

Health & Public Service operating income increased due to revenue growth, improved consulting contract profitability and lower sales and marketing costs as a percentage of net revenues. Operating income in the first half of fiscal 2011 included revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies.

•	Products operating income increased, primarily driven by revenue growth and improved outsourcing and consulting contract profitability.

•	Resources operating income increased, primarily driven by strong revenue growth and improved consulting and outsourcing contract profitability.

Provision for Income Taxes

The effective tax rate for the six months ended February 29, 2012 was 24.6%, compared with 27.6% for the six months ended February 28, 2011. The effective tax rate was lower in the six months ended February 29, 2012 primarily as a result of higher benefits related to final determinations of tax liabilities for prior years, partially offset by increases in tax reserves.

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

As of February 29, 2012, Cash and cash equivalents was $5.6 billion, compared with $5.7 billion as of August 31, 2011.

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended		Change (1)
	February 29, 2012	February 28, 2011
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,333	$708	$626
Investing activities	(327)	(270)	(57)
Financing activities	(966)	(750)	(215)
Effect of exchange rate changes on cash and cash equivalents	(172)	153	(325)

Net decrease in cash and cash equivalents (1)	$(132)	$(161)	$28

(1)	May not total due to rounding.

Operating activities: The $626 million increase in cash provided by operating activities was primarily due to higher net income and changes in other operating assets and liabilities, including higher collections on net client balances.

Investing activities: The $57 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 4 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

Financing activities: The $215 million increase in cash used was primarily due to an increase in cash dividends paid. For additional information, see Note 5 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

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

Borrowing Facilities

As of February 29, 2012, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	522	—
Local guaranteed and non-guaranteed lines of credit	157	—

Total	$1,679	$—

(1)	On October 31, 2011, we replaced our $1.2 billion syndicated loan facility maturing on July 31, 2012 with a $1.0 billion syndicated loan facility maturing on October 31, 2016. This new facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of our consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. As of February 29, 2012, we were in compliance with these terms. The facility is subject to annual commitment fees. As of February 29, 2012, we had no borrowings under the facility.

Under the borrowing facilities described above, we had an aggregate of $155 million of letters of credit outstanding as of February 29, 2012. In addition, we had total outstanding debt of $6 million as of February 29, 2012.

Share Purchases and Redemptions

The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. As of February 29, 2012, Accenture’s and our aggregate available authorization was $5,469 million for our publicly announced open-market share purchase and these other share purchase programs.

Our share purchase activity during the six months ended February 29, 2012 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Accenture SCA Class I common shares	853,051	$48
Accenture Canada Holdings Inc. exchangeable shares	1,000	—

Total	854,051	$48

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

Other Share Redemptions

During the six months ended February 29, 2012, Accenture issued 1,561,647 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.

For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2012, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Subsequent Development

On March 21, 2012, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $0.675 per share on our Class A ordinary shares for shareholders of record at the close of business on April 13, 2012. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $0.675 per share on its Class I common shares for shareholders of record at the close of business on April 10, 2012. Both dividends are payable on May 15, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the six months ended February 29, 2012, there were no material changes in our market risk exposure. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2011, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares

The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
				(in millions of U.S. dollars)
Accenture SCA
December 1, 2011 — December 31, 2011
Class I common shares	99,517	$53.05	—	—
January 1, 2012 — January 31, 2012
Class I common shares	86,096	$54.73	—	—
February 1, 2012 — February 29, 2012
Class I common shares	131,277	$57.59	—	—
Total
Class I common shares	316,890	$55.39	—	—
Accenture Canada Holdings Inc.
December 1, 2011 — December 31, 2011
Exchangeable shares	—	—	—	—
January 1, 2012 — January 31, 2012
Exchangeable shares	500	$53.68	—	—
February 1, 2012 — February 29, 2012
Exchangeable shares	—	—	—	—
Total
Exchangeable shares	500	$53.68	—	—

(1)	During the second quarter of fiscal 2012, we acquired a total of 316,890 Accenture SCA Class I common shares and 500 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees. This includes acquisitions by means of purchase or redemption, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2012, Accenture issued 486,935 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(3)	As of February 29, 2012, Accenture’s and our aggregate available authorization for share purchases and redemptions was $5,469 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 29, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares

On December 30, 2011, January 31, 2012 and February 29, 2012, we transferred an aggregate of 5,417,729 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares

The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2012. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans or Programs (3)
	(in millions of U.S. dollars)
December 1, 2011 — December 31, 2011
Class A ordinary shares	2,826,850	$54.42	1,964,352	$5,724
Class X ordinary shares	189,800	$0.0000225	—	—
January 1, 2012 — January 31, 2012
Class A ordinary shares	4,978,496	$53.40	4,226,463	$5,493
Class X ordinary shares	241,096	$0.0000225	—	—
February 1, 2012 — February 29, 2012
Class A ordinary shares	483,303	$57.35	293,495	$5,469
Class X ordinary shares	318,096	$0.0000225	—	—
Total
Class A ordinary shares (4)	8,288,649	$53.98	6,484,310
Class X ordinary shares (5)	748,992	$0.0000225	—

(1)	Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption and any acquired by means of employee forfeiture.

(2)	Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2012, Accenture purchased 6,484,310 Accenture plc Class A ordinary shares under this program for an aggregate price of $347 million. The open-market purchase program does not have an expiration date.

(3)	As of February 29, 2012, Accenture’s and our aggregate available authorization for share purchases and redemptions was $5,469 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 29, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)	During the second quarter of fiscal 2012, Accenture purchased 1,804,339 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	During the second quarter of fiscal 2012, Accenture redeemed 748,992 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit Index:

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2012 Accenture plc 10-Q)

10.2	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2012 Accenture plc 10-Q)

10.3	Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2012 Accenture plc 10-Q)

10.4	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2012 Accenture plc 10-Q)

10.5	Form of Restricted Share Unit Agreement for director grants pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2012 Accenture plc 10-Q)

31.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2012 (Unaudited) and August 31, 2011, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 29, 2012 and February 28, 2011, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements (Unaudited) for the six months ended February 29, 2012, (iv) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 29, 2012 and February 28, 2011 and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2012

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 29, 2012 Accenture plc 10-Q)

10.2	Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 29, 2012 Accenture plc 10-Q)

10.3	Form of Senior Executive Performance Equity Award Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 29, 2012 Accenture plc 10-Q)

10.4	Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 29, 2012 Accenture plc 10-Q)

10.5	Form of Restricted Share Unit Agreement for director grants pursuant to the Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 29, 2012 Accenture plc 10-Q)

31.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended February 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 29, 2012 (Unaudited) and August 31, 2011, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 29, 2012 and February 28, 2011, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements (Unaudited) for the six months ended February 29, 2012, (iv) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 29, 2012 and February 28, 2011 and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text