Form 10-Q
period 2012-05-31
ACCENTURE SCA
filed 2012-06-29
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 22, 2012 was 56,367,918 (which number does not include 992,664,146 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
May 31, 2012 and August 31, 2011
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2012	August 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,628,659	$5,701,078
Short-term investments	2,238	4,929
Receivables from clients, net	3,222,310	3,236,059
Unbilled services, net	1,457,127	1,385,733
Deferred income taxes, net	641,011	556,160
Other current assets	506,681	587,224
Total current assets	11,458,026	11,471,183
NON-CURRENT ASSETS:
Unbilled services, net	11,183	49,192
Investments	28,706	40,365
Property and equipment, net	752,495	785,231
Goodwill	1,205,678	1,131,991
Deferred contract costs	553,517	559,794
Deferred income taxes, net	831,355	756,079
Other non-current assets	694,955	937,675
Total non-current assets	4,077,889	4,260,327
TOTAL ASSETS	$15,535,915	$15,731,510
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$5,381	$4,419
Accounts payable	808,674	949,250
Deferred revenues	2,156,711	2,219,270
Accrued payroll and related benefits	3,088,642	3,259,252
Accrued consumption taxes	329,308	348,540
Income taxes payable	315,446	238,003
Deferred income taxes, net	18,149	32,647
Other accrued liabilities	870,756	855,208
Total current liabilities	7,593,067	7,906,589
NON-CURRENT LIABILITIES:
Long-term debt	49	—
Deferred revenues relating to contract costs	546,596	553,440
Retirement obligation	967,818	995,695
Deferred income taxes, net	50,240	72,257
Income taxes payable	1,506,518	1,619,076
Other non-current liabilities	283,534	233,581
Total non-current liabilities	3,354,755	3,474,049
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of May 31, 2012 and August 31, 2011	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	874,136	784,277
Additional paid-in capital	5,129,706	4,865,300
Treasury shares, at cost: Class I common, 339,416,107 and 332,576,540 shares as of May 31, 2012 and August 31, 2011, respectively	(13,002,530)	(12,222,425)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of May 31, 2012 and August 31, 2011	(456,864)	(456,864)
Retained earnings	10,848,720	9,699,603
Accumulated other comprehensive loss	(630,386)	(126,099)
Total Accenture SCA shareholders’ equity	4,466,944	4,247,954
Noncontrolling interests	121,149	102,918
Total shareholders’ equity	4,588,093	4,350,872
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,535,915	$15,731,510
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2012 and 2011
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,154,690	$6,720,115	$21,026,437	$18,819,386
Reimbursements	486,100	484,240	1,463,289	1,359,455
Revenues	7,640,790	7,204,355	22,489,726	20,178,841
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,783,785	4,410,487	14,287,626	12,648,054
Reimbursable expenses	486,100	484,240	1,463,289	1,359,455
Cost of services	5,269,885	4,894,727	15,750,915	14,007,509
Sales and marketing	854,476	832,374	2,464,291	2,273,624
General and administrative costs	455,233	527,442	1,342,064	1,348,667
Reorganization costs, net	435	396	1,258	1,113
Total operating expenses	6,580,029	6,254,939	19,558,528	17,630,913
OPERATING INCOME	1,060,761	949,416	2,931,198	2,547,928
Gain (loss) on investments, net	39	(22)	31	(941)
Interest income	11,304	9,861	31,062	29,147
Interest expense	(3,497)	(2,827)	(11,875)	(11,070)
Other (expense) income, net	(2,154)	1,421	7,604	11,560
INCOME BEFORE INCOME TAXES	1,066,453	957,849	2,958,020	2,576,624
Provision for income taxes	303,622	258,780	769,242	706,249
NET INCOME	762,831	699,069	2,188,778	1,870,375
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,727)	(1,698)	(5,013)	(4,665)
Net income attributable to noncontrolling interests – other	(10,409)	(7,044)	(27,803)	(21,355)
NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$750,695	$690,327	$2,155,962	$1,844,355
Cash dividends per share	$0.675	$0.45	$1.35	$0.90
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS
For the Nine Months Ended May 31, 2012
(In thousands of U.S. dollars and share amounts)
(Unaudited)

			Restricted Share Units (related to Accenture plc Class A ordinary shares)
	Class I Common Shares				Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity
	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2011	$1,704,162	1,049,032	$784,277	$4,865,300	$(12,222,425)	(332,577)	$(456,864)	(13,817)	$9,699,603	$(126,099)	$4,247,954	$102,918	$4,350,872
Comprehensive income:
Net income									2,155,962		2,155,962	32,816	2,188,778
Other comprehensive loss:
Unrealized losses on cash flow hedges, net of tax and reclassification adjustments										(98,288)	(98,288)	(225)	(98,513)
Unrealized gains on marketable securities, net of reclassification adjustments										158	158	—	158
Foreign currency translation adjustments, net of tax										(419,749)	(419,749)	1,341	(418,408)
Defined benefit plans, net of tax										13,592	13,592	31	13,623
Other comprehensive loss										(504,287)		1,147
Comprehensive income											1,651,675		1,685,638
Income tax benefit on share-based compensation plans				105,448							105,448		105,448
Share-based compensation expense			381,091	31,298							412,389		412,389
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(653)	(1,213,098)	(21,244)					(1,213,751)	(2,805)	(1,216,556)
Issuances of Accenture SCA Class I common shares related to employee share programs			(339,506)	117,150	432,993	14,405					210,637	484	211,121
Dividends			48,274						(996,940)		(948,666)	(2,191)	(950,857)
Other, net				11,163					(9,905)		1,258	(11,220)	(9,962)
Balance as of May 31, 2012	$1,704,162	1,049,032	$874,136	$5,129,706	$(13,002,530)	(339,416)	$(456,864)	(13,817)	$10,848,720	$(630,386)	$4,466,944	$121,149	$4,588,093
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2012 and 2011
(In thousands of U.S. dollars)
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,188,778	$1,870,375
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	414,636	371,916
Reorganization costs, net	1,258	1,113
Share-based compensation expense	412,389	343,718
Deferred income taxes, net	(132,803)	(123,413)
Other, net	(160,073)	62,542
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(218,540)	(518,355)
Unbilled services, current and non-current	(246,396)	(159,999)
Other current and non-current assets	(18,845)	(331,403)
Accounts payable	(132,028)	(17,760)
Deferred revenues, current and non-current	224,298	229,815
Accrued payroll and related benefits	110,747	107,852
Income taxes payable, current and non-current	35,936	151,579
Other current and non-current liabilities	69,304	72,483
Net cash provided by operating activities	2,548,661	2,060,463
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	12,549	6,592
Purchases of available-for-sale investments	(7,554)	(6,834)
Proceeds from sales of property and equipment	2,635	3,386
Purchases of property and equipment	(256,716)	(266,739)
Purchases of businesses and investments, net of cash acquired	(173,684)	(118,662)
Net cash used in investing activities	(422,770)	(382,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	211,121	226,317
Purchases of shares	(1,216,556)	(1,199,027)
Repayments of long-term debt, net	(6,346)	(1,395)
Proceeds from short-term borrowings, net	5,344	—
Cash dividends paid	(950,857)	(643,642)
Excess tax benefits from share-based payment arrangements	70,410	131,183
Other, net	(28,987)	(20,405)
Net cash used in financing activities	(1,915,871)	(1,506,969)
Effect of exchange rate changes on cash and cash equivalents	(282,439)	247,155
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,419)	418,392
CASH AND CASH EQUIVALENTS, beginning of period	5,701,078	4,838,292
CASH AND CASH EQUIVALENTS, end of period	$5,628,659	$5,256,684
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.
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
Allowances for Client Receivables and Unbilled Services
As of May 31, 2012 and August 31, 2011, total allowances recorded for client receivables and unbilled services were $67,635 and $73,296, respectively.
Accumulated Depreciation
As of May 31, 2012 and August 31, 2011, total accumulated depreciation was $1,656,033 and $1,639,965, respectively.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. INCOME TAXES
Effective Tax Rate
The Company’s effective tax rates for the three months ended May 31, 2012 and 2011 were 28.5% and 27.0%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2012 and 2011 were 26.0% and 27.4%, respectively. The effective tax rate for the three months ended May 31, 2012 was higher than the effective tax rate for the three months ended May 31, 2011, primarily as a result of increases to tax reserves and a number of factors that impact the geographic mix of income, partially offset by higher benefits related to final determinations and other adjustments to prior-year tax liabilities. The effective tax rate for the nine months ended May 31, 2012 was lower than the effective tax rate for the nine months ended May 31, 2011, primarily as a result of higher benefits related to final determinations of tax liabilities for prior years, partially offset by increases in tax reserves.

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
The Company’s reorganization activity was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Reorganization liability, beginning of period	$287,913	$296,169	$307,286	$271,907
Interest expense accrued	435	396	1,258	1,113
Foreign currency translation adjustments	(22,645)	13,243	(42,841)	36,788
Reorganization liability, end of period	$265,703	$309,808	$265,703	$309,808
As of May 31, 2012, reorganization liabilities of $254,932 were included in Other accrued liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months, and reorganization liabilities of $10,771 were included in Other non-current liabilities. Timing of the resolution of tax audits or the initiation of additional litigation and/or criminal tax proceedings may delay final resolution. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. It is possible the aggregate amount of such payments in connection with resolution of all such proceedings could exceed the currently recorded amounts. As of May 31, 2012, only a small number of jurisdictions remain that have active audits/investigations or open statutes of limitations, and only one is significant (which is the country referenced above). In that country, current and former partners, and the Company, are engaged in disputes with tax authorities in connection with the corporate reorganization in 2001, some of which have resulted, and others of which are expected to result, in litigation. These individuals and the Company intend to vigorously defend their positions.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS AND GOODWILL
During the nine months ended May 31, 2012, the Company acquired the net assets of a provider of residential and commercial mortgage processing services. In addition, the Company completed four individually immaterial acquisitions. The total consideration for all acquisitions was $173,684. In connection with these acquisitions, the Company recorded goodwill of $118,964, which was allocated among the reportable operating segments. Goodwill also included immaterial adjustments related to recent acquisitions. The Company also recorded $59,487 in intangible assets, primarily related to customer relationships. The intangible assets are being amortized over three to seven years. The pro forma effects on the Company’s operations were not material.
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2011	Additions/ Adjustments	Foreign Currency Translation Adjustments	May 31, 2012
Communications, Media & Technology (1)	$173,867	$2,173	$(9,619)	$166,421
Financial Services	304,720	110,870	(11,285)	404,305
Health & Public Service	286,158	1,273	(2,858)	284,573
Products	278,929	5,100	(16,617)	267,412
Resources	88,317	2,993	(8,343)	82,967
Total	$1,131,991	$122,409	$(48,722)	$1,205,678
 _______________

(1)
On September 1, 2011, the Company renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

5. SHAREHOLDERS’ EQUITY
Comprehensive Income
Comprehensive income was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Comprehensive income attributable to Accenture SCA	$408,484	$785,438	$1,651,675	$2,102,811
Comprehensive income attributable to noncontrolling interests	14,624	10,535	33,963	31,300
Total comprehensive income	$423,108	$795,973	$1,685,638	$2,134,111
Dividends
The Company’s dividend activity during the nine months ended May 31, 2012 was as follows:

	Dividend Per	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash
Dividend Payment Date	Share	Record Date	Cash Outlay	Record Date	Cash Outlay	Outlay
November 15, 2011	$0.675	October 11, 2011	$473,782	October 11, 2011	$1,114	$474,896
May 15, 2012	0.675	April 10, 2012	474,884	April 10, 2012	1,077	475,961
Total Dividends			$948,666		$2,191	$950,857
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
The activity related to the change in net unrealized (losses) gains on cash flow hedges, net of tax, in Accumulated other comprehensive loss was as follows:

	Nine Months Ended May 31,
	2012	2011
Net unrealized gains on cash flow hedges, net of tax, beginning of period	$36,907	$6,228
Change in fair value, net of tax	(120,758)	43,342
Reclassification adjustments into Cost of services, net of tax	22,245	(9,820)
Portion attributable to Noncontrolling interests, net of tax	225	(83)
Net unrealized (losses) gains on cash flow hedges, net of tax, end of period	$(61,381)	$39,667
As of May 31, 2012, $(46,163) of the net unrealized loss on cash flow hedges is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other (expense) income, net in the Consolidated Income Statement and, for the three and nine months ended May 31, 2012, was not material. In addition, the Company did not discontinue any cash flow hedges during the three and nine months ended May 31, 2012.
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $(116,407) and $(201,267) for the three and nine months ended May 31, 2012, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $18,016 and $84,994 for the three and nine months ended May 31, 2011, respectively. Net losses are offset by net foreign currency gains, including net gains related to the underlying balance sheet exposures, and are recorded in Other (expense) income, net in the Consolidated Income Statement.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2012	August 31, 2011
Assets
Cash Flow Hedges
Other current assets	$7,618	$21,714
Other non-current assets	13,633	43,666
Other Derivatives
Other current assets	6,278	13,863
Total assets	$27,529	$79,243
Liabilities
Cash Flow Hedges
Other accrued liabilities	$81,582	$4,649
Other non-current liabilities	39,112	698
Other Derivatives
Other accrued liabilities	34,088	15,223
Total liabilities	$154,782	$20,570
Total fair value	$(127,253)	$58,673
Total notional value	$4,344,258	$4,127,456

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of May 31, 2012 and August 31, 2011, the Company has reflected the fair value of $97,189 and $113,143, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.
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
As of May 31, 2012 and August 31, 2011, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $960,000 and $976,000, respectively, of which all but approximately$266,000 and $256,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of May 31, 2012, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2012		2011
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology (1)	$1,505,403	$232,548	$1,443,188	$195,631
Financial Services	1,502,473	216,451	1,441,626	262,180
Health & Public Service	1,088,353	115,666	971,277	70,363
Products	1,701,823	241,558	1,575,184	190,501
Resources	1,351,838	254,538	1,284,116	230,741
Other	4,800	—	4,724	—
Total	$7,154,690	$1,060,761	$6,720,115	$949,416

	Nine Months Ended May 31,
	2012		2011
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology (1)	$4,521,967	$664,481	$4,002,113	$539,317
Financial Services	4,362,931	574,020	4,008,364	710,975
Health & Public Service	3,198,534	328,093	2,867,489	217,715
Products	4,955,972	644,590	4,344,871	473,547
Resources	3,971,914	720,014	3,583,449	606,374
Other	15,119	—	13,100	—
Total	$21,026,437	$2,931,198	$18,819,386	$2,547,928
_______________

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
Our results of operations can be affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be significant volatility in markets around the world, as well as economic and geopolitical uncertainty in many of the markets where we operate, particularly in Europe. Such volatility and uncertainty could adversely affect our clients and the levels of business activities in some industries and geographies where we operate, which may reduce demand for our services. This has impacted the types of services our clients are demanding; for example, clients are requesting a higher volume of outsourcing services and placing a greater emphasis on cost savings initiatives. These changing demand patterns could have a material adverse effect on our new contract bookings and results of operations. We continue to monitor this volatility and uncertainty and our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2012 were $7.15 billion, compared with $6.72 billion for the third quarter of fiscal 2011, an increase of 6% in U.S. dollars and 9% in local currency. Net revenues for the nine months ended May 31, 2012 were $21.03 billion, compared with $18.82 billion for the nine months ended May 31, 2011, an increase of 12% in both U.S. dollars and local currency. All of our operating groups experienced year-over-year revenue growth in local currency during the third quarter of fiscal 2012. Revenue growth was very strong in outsourcing and moderated significantly in consulting during the third quarter of fiscal 2012. We expect the level of year-over-year growth to continue to moderate in the fourth quarter of fiscal 2012, particularly in consulting, and vary across operating groups and geographic regions, with strong growth in certain areas of our business, more than offsetting lower growth or declines in other areas. In addition, a majority of our net revenues are denominated in currencies other than the U.S. dollar, including the Euro and U.K. pound. Unfavorable fluctuations in foreign currency exchange rates could have a material adverse effect on our revenues.
In our consulting business, net revenues for the third quarter of fiscal 2012 were $3.97 billion, flat in U.S. dollars and an increase of 3% in local currency, compared with the third quarter of fiscal 2011. Net consulting revenues for the nine months ended May 31, 2012 were $11.82 billion, compared with $11.04 billion for the nine months ended May 31, 2011, an increase of 7% in both U.S. dollars and local currency. Consulting revenue growth moderated significantly in the third quarter of fiscal 2012 and included a decline in EMEA. Three of our five operating groups, including Health & Public Service, Products and Resources, experienced quarterly year-over-year revenue growth in local currency, while Communications, Media & Technology experienced a significant decline and Financial Services experienced a slight decline in quarterly year-over-year revenue. In our consulting business overall, clients are exercising caution by not commencing new large consulting commitments and by reducing the volume of small projects. This has led to lower demand for our consulting services, and we expect this trend to continue. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We are also experiencing growing demand for our services in emerging technologies, including cloud, analytics and mobility. Compared to fiscal 2011, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend is resulting in work volume growing faster than revenues, and we expect this trend to continue. While the business environment remained competitive, pricing was relatively stable, and we saw some improvement in certain areas of our business.
In our outsourcing business, net revenues for the third quarter of fiscal 2012 were $3.19 billion, compared with $2.75 billion for the third quarter of fiscal 2011, an increase of 16% in U.S. dollars and 19% in local currency. Net outsourcing revenues for the nine months ended May 31, 2012 were $9.20 billion, compared with $7.78 billion for the nine months ended May 31, 2011, an increase of 18% in U.S. dollars and 19% in local currency. All five of our operating groups experienced double-digit year-over-year outsourcing revenue growth in local currency during the third quarter of fiscal 2012, reflecting significant growth in Communications, Media & Technology and Financial Services and strong growth in Health & Public Service, Products and Resources. This strong demand for outsourcing services resulted in a greater proportion of revenues in outsourcing, particularly in Communications, Media & Technology and Financial Services, and this trend is expected to continue. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Growth in outsourcing was driven by higher volumes, scope and geographic expansions and new work at existing clients, as well as services for new clients. Compared to fiscal 2011, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the third quarter of fiscal 2011, the U.S. dollar strengthened against many currencies during the third quarter of fiscal 2012. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was approximately 3% lower than our revenue growth in local currency for the third quarter of fiscal 2012. When compared to the nine months ended May 31, 2011, there was no aggregate foreign currency translation impact during the nine months ended May 31, 2012, resulting in U.S. dollar revenue growth that was the same as our revenue growth in local currency. However, assuming that exchange rates stay within recent ranges for the remainder of fiscal 2012, we estimate the foreign-exchange impact to our full fiscal 2012 revenue growth will be approximately 2% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with new outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the third quarter of fiscal 2012 was approximately 87%, flat with the second quarter of fiscal 2012, and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that payroll costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 249,000 as of May 31, 2012, up slightly from approximately 246,000 as of February 29, 2012 and up from 223,000 as of May 31, 2011. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2012 was 13%, up from 12% in the second quarter of fiscal 2012 and down from 15% in the third quarter of fiscal 2011. We adjust levels of new hiring, evaluate voluntary attrition and use involuntary terminations as means to keep our supply of skills and resources in balance with increases or decreases in client demand. In addition, we also adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2012 became effective September 1, 2011. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to keep our supply of skills and resources in balance with client demand, mobilize our employees globally on a timely basis, manage attrition, recover increases in compensation and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the third quarter of fiscal 2012 was 33.1%, compared with 34.4% for the third quarter of fiscal 2011. Gross margin for the nine months ended May 31, 2012 was 32.0%, compared with 32.8% for the nine months ended May 31, 2011. Gross margin for the nine months ended May 31, 2012 was lower than for the nine months ended May 31, 2011, principally due to higher payroll costs as a percentage of net revenues, including costs associated with investments in offerings and acquisitions, holiday time and pre-contract costs, partially offset by higher contract profitability.
Sales and marketing and general and administrative costs as a percentage of net revenues were 18.3% for the third quarter of fiscal 2012 and 18.1% for the nine months ended May 31, 2012, compared with 20.2% for the third quarter of fiscal 2011 and 19.2% for the nine months ended May 31, 2011. Sales and marketing costs are driven primarily by compensation costs for business-development activities, investment in offerings, and marketing- and advertising-related activities. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. These actions include performing a greater proportion of general and administrative activities in lower-cost locations. For the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011, sales and marketing costs as a percentage of net revenues decreased 40 basis points, while general and administrative costs as a percentage of net revenues decreased 80 basis points. These decreases were principally due to growth of these costs at a rate lower than that of net revenues. In addition, during fiscal 2011, we recorded a provision for litigation matters for $75 million, or 0.4% of net revenues, which was partially offset by a reduction in the allowance for client receivables and unbilled services. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating income for the third quarter of fiscal 2012 was $1,061 million, compared with $949 million for the third quarter of fiscal 2011. Operating income for the nine months ended May 31, 2012 was $2,931 million, compared with $2,548 million for the nine months ended May 31, 2011. Operating margin (Operating income as a percentage of Net revenues) for the third quarter of fiscal 2012 was 14.8%, compared with 14.1% for the third quarter of fiscal 2011. Operating margin for the nine months ended May 31, 2012 was 13.9%, compared with 13.5% for the nine months ended May 31, 2011.
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
Bookings and Backlog
New contract bookings for the third quarter of fiscal 2012 were $7.29 billion, with consulting bookings of $4.05 billion and outsourcing bookings of $3.24 billion. New contract bookings for the nine months ended May 31, 2012 were $23.02 billion, with consulting bookings of $12.34 billion and outsourcing bookings of $10.68 billion.
We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Clients continue to seek flexibility by using a phased approach to contracting work. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
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

Results of Operations for the Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended May 31,		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended May 31,
	2012	2011			2012	2011
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology (1)	$1,505	$1,443	4%	8%	21%	22%
Financial Services	1,502	1,442	4	8	21	22
Health & Public Service	1,088	971	12	13	15	14
Products	1,702	1,575	8	11	24	23
Resources	1,352	1,284	5	8	19	19
Other	5	5	n/m	n/m	—	—
TOTAL NET REVENUES (2)	7,155	6,720	6%	9%	100%	100%
Reimbursements	486	484	—
TOTAL REVENUES	$7,641	$7,204	6%
GEOGRAPHIC REGIONS
Americas	$3,227	$2,921	10%	12%	45%	43%
EMEA (3)	2,907	2,935	(1)	4	41	44
Asia Pacific	1,021	865	18	18	14	13
TOTAL NET REVENUES (2)	$7,155	$6,720	6%	9%	100%	100%
TYPE OF WORK
Consulting	$3,965	$3,966	—%	3%	55%	59%
Outsourcing	3,189	2,754	16	19	45	41
TOTAL NET REVENUES (2)	$7,155	$6,720	6%	9%	100%	100%
_______________
n/m = not meaningful

(1)
On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.

(3)	EMEA includes Europe, the Middle East and Africa.
Net Revenues
Outsourcing revenue growth in local currency during the third quarter of fiscal 2012 was very strong and comparable to the growth we experienced during the first and second quarters of 2012. Consulting revenue growth in local currency moderated significantly during the third quarter of fiscal 2012 compared to the first and second quarters of fiscal 2012. All five of our operating groups experienced double-digit year-over-year outsourcing revenue growth in local currency during the third quarter of fiscal 2012. Health & Public Service experienced strong growth in consulting revenues in local currency during the third quarter of fiscal 2012, while quarterly year-over-year consulting revenue growth in local currency either moderated or declined for all other operating groups.
The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011:
Operating Groups

•
Communications, Media & Technology net revenues increased 8% in local currency. Outsourcing revenues reflected significant growth, led by Electronics & High Tech in EMEA, principally due to a significant short-term increase from one contract. We also experienced strong outsourcing growth in Communications in EMEA and Asia Pacific. Consulting revenues declined significantly, driven by a decline in all industry groups in EMEA and Communications in Americas, partially offset by growth in Electronics & High Tech in Americas. Some of our clients, particularly in EMEA, are exercising more caution by reducing and/or deferring their investment in consulting projects, which is having a negative impact on our consulting revenues, and we expect this to continue.

•
Financial Services net revenues increased 8% in local currency. Outsourcing revenues reflected very significant growth, driven by all industry groups in Americas and Asia Pacific. Consulting revenues declined slightly, primarily driven by declines in Banking and Capital Markets in EMEA, partially offset by strong growth in Insurance across all geographic regions and Banking in Asia Pacific. The uncertainty in the banking and capital markets industries continued to impact our consulting revenue growth in the third quarter of fiscal 2012.

•
Health & Public Service net revenues increased 13% in local currency. Outsourcing revenues reflected very strong growth, driven by Public Service across all geographic regions, and Health, led by Americas. Consulting revenues reflected strong growth, driven by Health across all geographic regions and Public Service in Asia Pacific. The global uncertainty and challenges in the public sector continued to have an impact on demand in our public service business.

•
Products net revenues increased 11% in local currency. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and most industry groups, led by Retail and Life Sciences. Consulting revenues reflected growth, driven by all industry groups in Americas and Industrial Equipment and Life Sciences in Asia Pacific, partially offset by a decline in most industry groups in EMEA.

•
Resources net revenues increased 8% in local currency. Outsourcing revenues reflected strong growth, driven by very strong growth across all geographic regions in Energy and Natural Resources. Consulting revenues reflected growth, driven by Energy across all geographic regions and Natural Resources in Asia Pacific, partially offset by a decline in Natural Resources in Americas and Utilities in EMEA.

Geographic Regions

•	Americas net revenues increased 12% in local currency, led by the United States and Brazil.

•
EMEA net revenues increased 4% in local currency, driven by growth in Finland and the Netherlands. In general, there was significant revenue growth moderation across EMEA, particularly in Italy and Germany, while we experienced declines in France, Switzerland and the United Kingdom.

•	Asia Pacific net revenues increased 18% in local currency, led by Australia, Japan, South Korea, China and Singapore.
Operating Expenses
Operating expenses for the third quarter of fiscal 2012 were $6,580 million, an increase of $325 million, or 5%, over the third quarter of fiscal 2011, and decreased as a percentage of revenues to 86.1% from 86.8% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2012 were $6,094 million, an increase of $323 million, or 6%, over the third quarter of fiscal 2011, and decreased as a percentage of net revenues to 85.2% from 85.9% during this period.
Cost of Services
Cost of services for the third quarter of fiscal 2012 was $5,270 million, an increase of $375 million, or 8%, over the third quarter of fiscal 2011, and increased as a percentage of revenues to 69.0% from 67.9% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2012 was $4,784 million, an increase of $373 million, or 8%, over the third quarter of fiscal 2011, and increased as a percentage of net revenues to 66.9% from 65.6% during this period. Gross margin for the third quarter of fiscal 2012 decreased to 33.1% from 34.4% for the third quarter of fiscal 2011, principally due to higher payroll costs as a percentage of net revenues, including pre-contract costs, holiday time and costs associated with investments in offerings and acquisitions, partially offset by higher contract profitability.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2012 was $854 million, an increase of $22 million, or 3%, over the third quarter of fiscal 2011, and decreased as a percentage of net revenues to 11.9% from 12.4% during this period. The decrease as a percentage of net revenues was due to growth of business development costs at a rate lower than that of net revenues.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2012 were $455 million, a decrease of $72 million, or 14%, from the third quarter of fiscal 2011, and decreased as a percentage of net revenues to 6.4% from 7.8% during this period. The decrease as a percentage of net revenues was principally due to the impact of the provision for litigation matters for $75 million, or 1.1% of net revenues, recorded in the third quarter of fiscal 2011, as well as management of other general and administrative costs at a growth rate lower than that of net revenues.

Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2012 was $1,061 million, an increase of $111 million, or 12%, over the third quarter of fiscal 2011, and increased as a percentage of net revenues to 14.8% from 14.1% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended May 31,
	2012		2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease) (2)
	(in millions of U.S. dollars)
Communications, Media & Technology (1)	$233	15%	$196	14%	$37
Financial Services	216	14	262	18	(46)
Health & Public Service	116	11	70	7	45
Products	242	14	191	12	51
Resources	255	19	231	18	24
Total (2)	$1,061	14.8%	$949	14.1%	$111
_______________

(1)
On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.
During the third quarter of fiscal 2011, each operating group recorded a portion of the provision for litigation matters. In addition, during the third quarter of fiscal 2012, each operating group benefited from our management of other general and administrative costs at a growth rate lower than that of net revenues. The commentary below provides additional insight into operating group performance and operating margin for the third quarter of fiscal 2012, compared with the third quarter of fiscal 2011, exclusive of these impacts.

•	Communications, Media & Technology operating income increased, primarily due to outsourcing revenue growth, principally related to a significant short-term increase from one contract.

•
Financial Services operating income decreased, primarily due to higher pre-contract costs, a lower proportion of high margin consulting work and costs related to recent acquisitions, partially offset by strong outsourcing revenue growth.

•	Health & Public Service operating income increased due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Products operating income increased, primarily driven by revenue growth and improved consulting contract profitability.

•	Resources operating income increased, primarily driven by revenue growth.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2012 was 28.5%, compared with 27.0% for the third quarter of fiscal 2011. The effective tax rate was higher in the third quarter of fiscal 2012 primarily as a result of increases to tax reserves and a number of factors that impact the geographic mix of income, partially offset by higher benefits related to final determinations and other adjustments to prior year tax liabilities.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2012 annual effective tax rate to be in the range of 27% to 28%. The fiscal 2011 annual effective tax rate was 27.3%.

Results of Operations for the Nine Months Ended May 31, 2012 Compared to the Nine Months Ended May 31, 2011
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended May 31,		Percent Increase U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Nine Months Ended May 31,
	2012	2011			2012	2011
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology (1)	$4,522	$4,002	13%	13%	21%	21%
Financial Services	4,363	4,008	9	9	21	22
Health & Public Service	3,199	2,867	12	11	15	15
Products	4,956	4,345	14	14	24	23
Resources	3,972	3,583	11	11	19	19
Other	15	13	n/m	n/m	—	—
TOTAL NET REVENUES (2)	21,026	18,819	12%	12%	100%	100%
Reimbursements	1,463	1,359	8
TOTAL REVENUES (2)	$22,490	$20,179	11%
GEOGRAPHIC REGIONS
Americas	$9,329	$8,230	13%	14%	44%	44%
EMEA	8,713	8,164	7	8	42	43
Asia Pacific	2,984	2,426	23	19	14	13
TOTAL NET REVENUES (2)	$21,026	$18,819	12%	12%	100%	100%
TYPE OF WORK
Consulting	$11,824	$11,043	7%	7%	56%	59%
Outsourcing	9,202	7,776	18	19	44	41
TOTAL NET REVENUES	$21,026	$18,819	12%	12%	100%	100%
_______________
n/m = not meaningful

(1)
On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

(2)	May not total due to rounding.
Net Revenues
Revenue growth was very strong in outsourcing and moderated in consulting during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. All five of our operating groups experienced double-digit year-over-year outsourcing revenue growth in local currency during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011. Products, Health & Public Service and Resources experienced strong growth in consulting revenues in local currency and Financial Services and Communications, Media & Technology experienced slight growth in consulting revenues in local currency during the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011.
The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2012 compared to the nine months ended May 31, 2011:
Operating Groups

•
Communications, Media & Technology net revenues increased 13% in local currency. Outsourcing revenues reflected significant growth, led by Electronics & High Tech in EMEA, principally due to a significant short-term increase from one contract. We also experienced outsourcing growth in Communications across all geographic regions. Consulting revenues reflected slight growth, driven by growth in Communications and Media & Entertainment in Americas and Electronics & High Tech in Asia Pacific, partially offset by a decline in Communications in EMEA. Some of our clients, particularly in EMEA, are exercising more caution by reducing and/or deferring their investment in consulting projects, which is having a negative impact on our consulting revenues, and we expect this to continue.

•	Financial Services net revenues increased 9% in local currency. Outsourcing revenues reflected significant growth,

driven by all industry groups in Americas and Asia Pacific and Capital Markets in EMEA. Consulting revenues reflected slight growth, driven by very strong growth in Insurance across all geographic regions, partially offset by declines in Banking and Capital Markets in EMEA and Americas. The uncertainty in the banking and capital markets industries continued to impact our consulting revenue growth during the nine months ended May 31, 2012.

•
Health & Public Service net revenues increased 11% in local currency. Consulting revenues reflected strong growth, led by Health in Americas and Asia Pacific. Outsourcing revenues reflected strong growth, driven by Health, led by Americas, and Public Service, led by EMEA and Asia Pacific. Outsourcing revenues during the nine months ended May 31, 2011 reflected revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies. The global uncertainty and challenges in the public sector continued to have an impact on demand in our public service business.

•
Products net revenues increased 14% in local currency. Consulting revenues reflected strong growth, driven primarily by growth across all industry groups in Americas and most industry groups in Asia Pacific. By industry group, growth was led by Retail, Industrial Equipment and Automotive. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and most industry groups, led by Air, Freight & Travel Services, Life Sciences and Retail.

•
Resources net revenues increased 11% in local currency. Consulting revenues reflected strong growth, driven by Energy across all geographic regions and Natural Resources in Asia Pacific and EMEA, partially offset by a decline in Natural Resources in Americas. Outsourcing revenues reflected strong growth across all geographic regions and most industry groups, led by Energy and Natural Resources.

Geographic Regions

•	Americas net revenues increased 14% in local currency, led by the United States and Brazil.

•
EMEA net revenues increased 8% in local currency, driven by growth in Finland, the United Kingdom, the Netherlands and Italy. In general, there was significant revenue growth moderation across EMEA in the third quarter of fiscal 2012.

•	Asia Pacific net revenues increased 19% in local currency, led by Australia, Japan, China, Singapore and South Korea.
Operating Expenses
Operating expenses for the nine months ended May 31, 2012 were $19,559 million, an increase of $1,928 million, or 11%, over the nine months ended May 31, 2011, and decreased as a percentage of revenues to 87.0% from 87.4% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2012 were $18,095 million, an increase of $1,824 million, or 11%, over the nine months ended May 31, 2011, and decreased as a percentage of net revenues to 86.1% from 86.5% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2012 was $15,751 million, an increase of $1,743 million, or 12%, over the nine months ended May 31, 2011, and increased as a percentage of revenues to 70.0% from 69.4% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2012 was $14,288 million, an increase of $1,640 million, or 13%, over the nine months ended May 31, 2011, and increased as a percentage of net revenues to 68.0% from 67.2% during this period. Gross margin for the nine months ended May 31, 2012 decreased to 32.0% from 32.8% for the nine months ended May 31, 2011, principally due to higher payroll costs as a percentage of net revenues, including costs associated with investments in offerings and acquisitions, holiday time and pre-contract costs, partially offset by higher contract profitability.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2012 was $2,464 million, an increase of $191 million, or 8%, over the nine months ended May 31, 2011, and decreased as a percentage of net revenues to 11.7% from 12.1% during this period. The decrease as a percentage of net revenues was due to growth of business development costs at a rate lower than that of net revenues.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2012 were $1,342 million, a decrease of $7 million, or 1%, from the nine months ended May 31, 2011, and decreased as a percentage of net revenues to 6.4% from 7.2% during this period. The decrease as a percentage of net revenues was due to management of these costs at a growth rate lower than that of net revenues. In addition, during fiscal 2011, we recorded a provision for litigation matters for $75 million, or 0.4% of net revenues, which was partially offset by a reduction in the allowance for client receivables and unbilled services.

Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2012 was $2,931 million, an increase of $383 million, or 15%, over the nine months ended May 31, 2011, and increased as a percentage of net revenues to 13.9% from 13.5% during this period. Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended May 31,
	2012		2011
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology (1)	$664	15%	$539	13%	$125
Financial Services	574	13	711	18	(137)
Health & Public Service	328	10	218	8	110
Products	645	13	474	11	171
Resources	720	18	606	17	114
Total	$2,931	13.9%	$2,548	13.5%	$383
 _______________

(1)
On September 1, 2011, we renamed the Communications & High Tech operating group to Communications, Media & Technology. No amounts have been reclassified in any period in connection with this name change.

During the nine months ended May 31, 2012, each operating group benefited from our management of general and administrative costs at a growth rate lower than that of net revenues. In addition, during fiscal 2011, each operating group recorded a portion of the provision for litigation matters, partially offset by a reduction in the allowance for client receivables and unbilled services. The commentary below provides additional insight into operating group performance and operating margin for the nine months ended May 31, 2012, compared with the nine months ended May 31, 2011, exclusive of these impacts.

•	Communications, Media & Technology operating income increased, primarily due to outsourcing revenue growth, principally related to a significant short-term increase from one contract.

•
Financial Services operating income decreased, primarily due to a lower proportion of high margin consulting work, costs related to recent acquisitions and higher sales and marketing costs as a percentage of net revenues, partially offset by strong outsourcing revenue growth.

•
Health & Public Service operating income increased due to revenue growth, improved consulting contract profitability and lower sales and marketing costs as a percentage of net revenues. Operating income during the nine months ended May 31, 2011 included revenues recognized upon favorable resolution of billing holdbacks on certain contracts with United States government agencies.

•	Products operating income increased, primarily driven by revenue growth and improved consulting and outsourcing contract profitability.

•	Resources operating income increased, primarily driven by strong revenue growth.
Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2012 was 26.0%, compared with 27.4% for the nine months ended May 31, 2011. The effective tax rate was lower in the nine months ended May 31, 2012 primarily as a result of higher benefits related to final determinations of tax liabilities for prior years, partially offset by increases in tax reserves.
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
As of May 31, 2012, Cash and cash equivalents was $5.6 billion, compared with $5.7 billion as of August 31, 2011.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2012	2011	Change (1)
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$2,549	$2,060	$488
Investing activities	(423)	(382)	(41)
Financing activities	(1,916)	(1,507)	(409)
Effect of exchange rate changes on cash and cash equivalents	(282)	247	(530)
Net decrease in cash and cash equivalents (1)	$(72)	$418	$(491)
_______________

(1)	May not total due to rounding.
Operating activities: The $488 million increase in cash provided by operating activities was primarily due to higher net income and changes in other operating assets and liabilities, including higher collections on net client balances.
Investing activities: The $41 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 4 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $409 million increase in cash used was primarily due to an increase in cash dividends paid. For additional information, see Note 5 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of May 31, 2012, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	503	5
Local guaranteed and non-guaranteed lines of credit	144	—
Total	$1,647	$5
 _______________

(1)
On October 31, 2011, we replaced our $1.2 billion syndicated loan facility maturing on July 31, 2012 with a $1.0 billion syndicated loan facility maturing on October 31, 2016. This new facility provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. This facility requires us to: (1) limit liens placed on our assets to (a) liens incurred in the ordinary course of business (subject to certain qualifications) and (b) other liens securing obligations not to exceed 30% of our consolidated assets; and (2) maintain a debt-to-cash-flow ratio not exceeding 1.75 to 1.00. As of May 31, 2012, we were in compliance with these terms. The facility is subject to annual commitment fees. As of May 31, 2012, we had no borrowings under the facility.

Under the borrowing facilities described above, we had an aggregate of $159 million of letters of credit outstanding as of May 31, 2012. In addition, we had total outstanding debt of $5 million as of May 31, 2012.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former senior executives and their permitted transferees. As of May 31, 2012, Accenture’s and our aggregate available authorization was $4,825 million for Accenture’s publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the nine months ended May 31, 2012 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
		(in millions of U.S. dollars)
Accenture SCA Class I common shares	1,532,472	$92
Accenture Canada Holdings Inc. exchangeable shares	54,500	3
Total	1,586,972	$95
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

Other Share Redemptions
During the nine months ended May 31, 2012, Accenture issued 3,274,546 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by senior executives, former executives and their permitted transferees.
For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2012, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2012, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2011. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2011, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2011.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
March 1, 2012 — March 31, 2012
Class I common shares	202,167	$65.00	—	—
April 1, 2012 — April 30, 2012
Class I common shares	317,913	$63.89	—	—
May 1, 2012 — May 31, 2012
Class I common shares	159,341	$62.03	—	—
Total
Class I common shares	679,421	$63.78	—	—
Accenture Canada Holdings Inc.
March 1, 2012 — March 31, 2012
Exchangeable shares	5,000	$65.09	—	—
April 1, 2012 — April 30, 2012
Exchangeable shares	48,500	$63.40	—	—
May 1, 2012 — May 31, 2012
Exchangeable shares	—	—	—	—
Total
Exchangeable shares	53,500	$63.56	—	—
 _______________

(1)
During the third quarter of fiscal 2012, we acquired a total of 679,421 Accenture SCA Class I common shares and 53,500 Accenture Canada Holdings Inc. exchangeable shares from current and former senior executives and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the third quarter of fiscal 2012, Accenture issued 1,712,899 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)
Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of May 31, 2012, Accenture’s and our aggregate available authorization for share purchases and redemptions was $4,825 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares
On March 30, 2012, April 10, 2012, April 30, 2012, May 24, 2012 and May 31, 2012, we transferred an aggregate of 3,428,981 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2012. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2012 — March 31, 2012
Class A ordinary shares	11,963	$59.96	—	$5,455
Class X ordinary shares	460,404	$0.0000225	—	—
April 1, 2012 — April 30, 2012
Class A ordinary shares	3,263,309	$63.66	3,235,384	$5,226
Class X ordinary shares	1,077,202	$0.0000225	—	—
May 1, 2012 — May 31, 2012
Class A ordinary shares	6,703,169	$59.35	6,596,304	$4,825
Class X ordinary shares	599,716	$0.0000225	—	—
Total
Class A ordinary shares (4)	9,978,441	$60.76	9,831,688
Class X ordinary shares (5)	2,137,322	$0.0000225	—
_______________

(1)
Average price per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2012, Accenture purchased 9,831,688 Accenture plc Class A ordinary shares under this program for an aggregate price of $597 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2012, Accenture’s and our aggregate available authorization for share purchases and redemptions was $4,825 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2012, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the third quarter of fiscal 2012, Accenture purchased 146,753 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the third quarter of fiscal 2012, Accenture redeemed 2,137,322 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
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
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2012 (Unaudited) and August 31, 2011, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2012 and 2011, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements (Unaudited) for the nine months ended May 31, 2012, (iv) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 29, 2012

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA
(Principal Financial Officer and Authorized Signatory)

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
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2012 (Unaudited) and August 31, 2011, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2012 and 2011, (iii) Consolidated Shareholders’ Equity and Comprehensive Income Statements (Unaudited) for the nine months ended May 31, 2012, (iv) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2012 and 2011 and (v) the Notes to Consolidated Financial Statements (Unaudited), tagged as blocks of text