Form 10-Q
period 2013-05-31
ACCENTURE SCA
filed 2013-06-28
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 14, 2013 was 1,049,032,064 (which number includes 1,008,324,174 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
May 31, 2013 and August 31, 2012
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2013	August 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,938,085	$6,640,526
Short-term investments	2,486	2,261
Receivables from clients, net	3,375,047	3,080,877
Unbilled services, net	1,475,238	1,399,834
Deferred income taxes, net	723,656	685,732
Other current assets	564,407	778,701
Total current assets	12,078,919	12,587,931
NON-CURRENT ASSETS:
Unbilled services, net	17,262	12,151
Investments	55,577	28,180
Property and equipment, net	798,915	779,494
Goodwill	1,472,955	1,215,383
Deferred contract costs	538,361	537,943
Deferred income taxes, net	955,421	808,765
Other non-current assets	606,348	695,568
Total non-current assets	4,444,839	4,077,484
TOTAL ASSETS	$16,523,758	$16,665,415
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$—	$11
Accounts payable	922,658	903,847
Deferred revenues	2,253,450	2,275,052
Accrued payroll and related benefits	3,245,793	3,428,838
Accrued consumption taxes	321,504	317,622
Income taxes payable	283,608	253,527
Deferred income taxes, net	27,679	21,916
Other accrued liabilities	575,930	908,392
Total current liabilities	7,630,622	8,109,205
NON-CURRENT LIABILITIES:
Long-term debt	—	22
Deferred revenues relating to contract costs	504,628	553,764
Retirement obligation	918,810	1,352,266
Deferred income taxes, net	147,090	105,544
Income taxes payable	1,169,842	1,597,590
Other non-current liabilities	342,706	322,596
Total non-current liabilities	3,083,076	3,931,782
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of May 31, 2013 and August 31, 2012	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	929,427	863,714
Additional paid-in capital	5,640,217	5,203,573
Treasury shares, at cost: Class I common, 348,493,382 and 347,478,150 shares as of May 31, 2013 and August 31, 2012, respectively	(14,335,396)	(13,568,558)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of May 31, 2013 and August 31, 2012	(456,864)	(456,864)
Retained earnings	13,081,042	11,473,075
Accumulated other comprehensive loss	(902,856)	(718,595)
Total Accenture SCA shareholders’ equity	5,659,732	4,500,507
Noncontrolling interests	150,328	123,921
Total shareholders’ equity	5,810,060	4,624,428
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,523,758	$16,665,415
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2013 and 2012
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,198,140	$7,154,690	$21,476,143	$21,026,437
Reimbursements	509,795	486,100	1,393,148	1,463,289
Revenues	7,707,935	7,640,790	22,869,291	22,489,726
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,760,121	4,783,785	14,441,568	14,287,626
Reimbursable expenses	509,795	486,100	1,393,148	1,463,289
Cost of services	5,269,916	5,269,885	15,834,716	15,750,915
Sales and marketing	886,641	854,476	2,588,890	2,464,291
General and administrative costs	458,631	455,233	1,363,034	1,342,064
Reorganization (benefits) costs, net	(49,224)	435	(272,526)	1,258
Total operating expenses	6,565,964	6,580,029	19,514,114	19,558,528
OPERATING INCOME	1,141,971	1,060,761	3,355,177	2,931,198
Interest income	7,251	11,304	25,877	31,062
Interest expense	(3,588)	(3,497)	(11,778)	(11,875)
Other income (expense), net	951	(2,115)	5,114	7,635
INCOME BEFORE INCOME TAXES	1,146,585	1,066,453	3,374,390	2,958,020
Provision for income taxes	272,522	303,622	547,198	769,242
NET INCOME	874,063	762,831	2,827,192	2,188,778
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,905)	(1,727)	(6,269)	(5,013)
Net income attributable to noncontrolling interests – other	(10,628)	(10,409)	(25,819)	(27,803)
NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$861,530	$750,695	$2,795,104	$2,155,962
Cash dividends per share	$0.81	$0.675	$1.62	$1.35
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2013 and 2012
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
NET INCOME	$874,063	$762,831	$2,827,192	$2,188,778
OTHER COMPREHENSIVE LOSS, BEFORE TAX:
Foreign currency translation adjustments	(113,117)	(250,438)	(135,839)	(420,300)
Defined benefit plans:
Actuarial (loss) gain arising during the period	(5,536)	—	9,303	—
Curtailment gain arising during the period	3,473	—	6,409	—
Prior service cost arising during the period	—	—	(48,774)	—
Amortization of actuarial loss	6,916	8,141	26,540	25,419
Amortization of prior service cost (credit)	95	(1,076)	844	(3,311)
Total defined benefit plans	4,948	7,065	(5,678)	22,108
Unrealized losses on cash flow hedges:
Unrealized losses during the period	(87,081)	(165,385)	(76,092)	(194,458)
Reclassification adjustments included in net income	3,080	15,360	20,272	34,790
Total unrealized losses on cash flow hedges	(84,001)	(150,025)	(55,820)	(159,668)
Unrealized (losses) gains on marketable securities:
Unrealized (losses) gains during the period	—	(84)	—	158
Total unrealized (losses) gains on marketable securities	—	(84)	—	158
TOTAL OTHER COMPREHENSIVE LOSS, BEFORE TAX	(192,170)	(393,482)	(197,337)	(557,702)
Income tax benefit related to other comprehensive loss	17,023	53,759	11,934	54,562
TOTAL OTHER COMPREHENSIVE LOSS	(175,147)	(339,723)	(185,403)	(503,140)
COMPREHENSIVE INCOME	698,916	423,108	2,641,789	1,685,638
Comprehensive income attributable to noncontrolling interests	(11,266)	(14,624)	(30,946)	(33,963)
COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE SCA	$687,650	$408,484	$2,610,843	$1,651,675

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2013
(In thousands of U.S. dollars and share amounts)
(Unaudited)

			Restricted Share Units (related to Accenture plc Class A ordinary shares)
	Class I Common Shares				Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity
	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2012	$1,704,162	1,049,032	$863,714	$5,203,573	$(13,568,558)	(347,478)	$(456,864)	(13,817)	$11,473,075	$(718,595)	$4,500,507	$123,921	$4,624,428
Comprehensive income:
Net income									2,795,104		2,795,104	32,088	2,827,192
Other comprehensive loss										(184,261)	(184,261)	(1,142)	(185,403)
Comprehensive income											2,610,843		2,641,789
Income tax benefit on share-based compensation plans				195,012							195,012		195,012
Share-based compensation expense			440,708	32,609							473,317		473,317
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(3,583)	(1,190,239)	(16,060)					(1,193,822)	(2,632)	(1,196,454)
Issuances of Accenture SCA Class I common shares related to employee share programs			(430,199)	213,356	423,401	15,045					206,558	452	207,010
Dividends			55,204						(1,174,415)		(1,119,211)	(2,527)	(1,121,738)
Other, net				(750)					(12,722)		(13,472)	168	(13,304)
Balance as of May 31, 2013	$1,704,162	1,049,032	$929,427	$5,640,217	$(14,335,396)	(348,493)	$(456,864)	(13,817)	$13,081,042	$(902,856)	$5,659,732	$150,328	$5,810,060
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2013 and 2012
(In thousands of U.S. dollars)
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,827,192	$2,188,778
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	439,321	414,636
Reorganization (benefits) costs, net	(272,526)	1,258
Share-based compensation expense	473,317	412,389
Deferred income taxes, net	(129,371)	(132,803)
Other, net	(65,284)	(160,073)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(278,066)	(218,540)
Unbilled services, current and non-current	(75,626)	(246,396)
Other current and non-current assets	71,857	(18,845)
Accounts payable	24,956	(132,028)
Deferred revenues, current and non-current	(43,667)	224,298
Accrued payroll and related benefits	(169,412)	110,747
Income taxes payable, current and non-current	(254,699)	35,936
Other current and non-current liabilities	(520,374)	69,304
Net cash provided by operating activities	2,027,618	2,548,661
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	—	12,549
Purchases of available-for-sale investments	—	(7,554)
Proceeds from sales of property and equipment	12,880	2,635
Purchases of property and equipment	(267,364)	(256,716)
Purchases of businesses and investments, net of cash acquired	(369,145)	(173,684)
Net cash used in investing activities	(623,629)	(422,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	207,010	211,121
Purchases of shares	(1,196,454)	(1,216,556)
Repayments of long-term debt, net	(34)	(6,346)
Proceeds from short-term borrowings, net	69	5,344
Cash dividends paid	(1,121,738)	(950,857)
Excess tax benefits from share-based payment arrangements	95,121	70,410
Other, net	(25,967)	(28,987)
Net cash used in financing activities	(2,041,993)	(1,915,871)
Effect of exchange rate changes on cash and cash equivalents	(64,437)	(282,439)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(702,441)	(72,419)
CASH AND CASH EQUIVALENTS, beginning of period	6,640,526	5,701,078
CASH AND CASH EQUIVALENTS, end of period	$5,938,085	$5,628,659
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.
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
Allowances for Client Receivables and Unbilled Services
As of May 31, 2013 and August 31, 2012, total allowances recorded for client receivables and unbilled services were $85,894 and $64,874, respectively.
Accumulated Depreciation
As of May 31, 2013 and August 31, 2012, total accumulated depreciation was $1,699,087 and $1,548,256, respectively.
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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. INCOME TAXES
Effective Tax Rate
The Company’s effective tax rates for the three months ended May 31, 2013 and 2012 were 23.8% and 28.5%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2013 and 2012 were 16.2% and 26.0%, respectively. During the three and nine months ended May 31, 2013, the Company recorded reorganization benefits of $49,690 and $273,945, respectively, which increased income before income taxes without any increase in income tax expense. In addition, during the three months ended February 28, 2013, the Company recorded a benefit of $242,938 related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, the effective tax rates for the three and nine months ended May 31, 2013 would have been 24.8% and 25.5%, respectively.

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
The Company’s reorganization activity was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Reorganization liability, beginning of period	$64,279	$287,913	$268,806	$307,286
Final determinations	(49,690)	—	(273,945)	—
Interest expense accrued	466	435	1,419	1,258
Other adjustments	787	—	3,532	—
Foreign currency translation adjustments	1,942	(22,645)	17,972	(42,841)
Reorganization liability, end of period	$17,784	$265,703	$17,784	$265,703
As a result of final determinations, certain reorganization liabilities established in connection with our transition to a corporate structure in 2001 are no longer probable. Accordingly, the Company recorded reorganization benefits of $49,690 and $273,945 during the three and nine months ended May 31, 2013, respectively. These benefits were partially offset by interest expense associated with carrying these liabilities of $466 and $1,419 for the three and nine months ended May 31, 2013, respectively. As of May 31, 2013, reorganization liabilities of $5,001 were included in Other accrued liabilities because final determinations could occur within 12 months, and reorganization liabilities of $12,783 were included in Other non-current liabilities. Final resolution, through settlement, conclusion of legal proceedings or a tax authority’s decision not to pursue a claim, will result in payment by the Company of amounts in settlement or judgment of these matters and/or recording of a reorganization benefit or cost in the Company’s Consolidated Income Statement. As of May 31, 2013, only a small number of countries remain that have active audits/investigations or open statutes of limitations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS AND GOODWILL
During the nine months ended May 31, 2013, the Company acquired the net assets of a provider of clinical and regulatory information management solutions and software for the pharmaceutical industry. In addition, the Company completed several individually immaterial acquisitions. The total consideration for all acquisitions was $369,145. In connection with the acquisitions during the nine months ended May 31, 2013, the Company recorded goodwill of $271,279, which was allocated among the reportable operating segments. Goodwill also included immaterial adjustments related to prior period acquisitions. The Company also recorded $80,877 in intangible assets, primarily related to customer relationships and technology-related assets. The intangible assets are being amortized over one to 13 years. The pro forma effects on the Company’s operations were not material.
On May 17, 2013, the Company announced that it had entered into a definitive agreement to acquire Acquity Group Ltd. (Acquity), a leading digital marketing and eCommerce company. Acquity provides strategy, digital marketing and technical services to companies to enhance their brand experience and eCommerce performance. The acquisition is expected to close in the fourth quarter of fiscal 2013.
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2012	Additions/ Adjustments	Foreign Currency Translation Adjustments	May 31, 2013
Communications, Media & Technology	$168,413	$44,498	$(6,095)	$206,816
Financial Services	407,956	48,791	(2,707)	454,040
Health & Public Service	285,333	10,907	(999)	295,241
Products	270,178	156,284	(1,555)	424,907
Resources	83,503	10,470	(2,022)	91,951
Total	$1,215,383	$270,950	$(13,378)	$1,472,955

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
(Unaudited)

5. SHAREHOLDERS’ EQUITY
Other Comprehensive (Loss) Income
The computation of Other comprehensive (loss) income and its components are presented in the Consolidated Statements of Comprehensive Income. The related before tax, income tax benefit (expense) and net of tax amounts for each component were as follows:

	Three Months Ended May 31,
	2013			2012
	Before Tax	Income Tax Benefit (Expense)	Net of Tax	Before Tax	Income Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustments	$(113,117)	$370	$(112,747)	$(250,438)	$553	$(249,885)
Defined benefit plans	4,948	(12,855)	(7,907)	7,065	(3,035)	4,030
Unrealized (losses) gains on cash flow hedges	(84,001)	29,508	(54,493)	(150,025)	56,241	(93,784)
Unrealized losses on marketable securities	—	—	—	(84)	—	(84)
Other comprehensive (loss) income	$(192,170)	$17,023	$(175,147)	$(393,482)	$53,759	$(339,723)

	Nine Months Ended May 31,
	2013			2012
	Before Tax	Income Tax Benefit (Expense)	Net of Tax	Before Tax	Income Tax Benefit (Expense)	Net of Tax
Foreign currency translation adjustments	$(135,839)	$101	$(135,738)	$(420,300)	$1,892	$(418,408)
Defined benefit plans	(5,678)	(8,063)	(13,741)	22,108	(8,485)	13,623
Unrealized (losses) gains on cash flow hedges	(55,820)	19,896	(35,924)	(159,668)	61,155	(98,513)
Unrealized gains on marketable securities	—	—	—	158	—	158
Other comprehensive (loss) income	$(197,337)	$11,934	$(185,403)	$(557,702)	$54,562	$(503,140)
Dividends
The Company’s dividend activity during the nine months ended May 31, 2013 was as follows:

	Dividend Per Share	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2012	$0.81	October 9, 2012	$558,864	October 9, 2012	$1,271	$560,135
May 15, 2013	0.81	April 9, 2013	560,347	April 9, 2013	1,256	561,603
Total Dividends			$1,119,211		$2,527	$1,121,738
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
The activity related to the change in net unrealized (losses) gains on cash flow hedges in Accumulated other comprehensive loss was as follows:

	Nine Months Ended May 31,
	2013	2012
Net unrealized (losses) gains on cash flow hedges, beginning of period	$(31,415)	$59,841
Change in fair value	(76,092)	(194,458)
Reclassification adjustments into Cost of services	20,272	34,790
Portion attributable to Noncontrolling interests	121	364
Net unrealized losses on cash flow hedges, end of period	$(87,114)	$(99,463)
As of May 31, 2013, $(50,973) of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other income, net in the Consolidated Income Statement and, for the three and nine months ended May 31, 2013, was not material. In addition, the Company did not discontinue any cash flow hedges during the three and nine months ended May 31, 2013.
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $(59,586) and $(38,662) for the three and nine months ended May 31, 2013, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $(116,407) and $(201,267) for the three and nine months ended May 31, 2012, respectively. Gains and losses on these contracts are recorded in Other income, net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2013	August 31, 2012
Assets
Cash Flow Hedges
Other current assets	$7,888	$15,392
Other non-current assets	4,408	36,106
Other Derivatives
Other current assets	10,133	9,988
Total assets	$22,429	$61,486
Liabilities
Cash Flow Hedges
Other accrued liabilities	$58,941	$59,458
Other non-current liabilities	40,606	23,471
Other Derivatives
Other accrued liabilities	42,740	11,147
Total liabilities	$142,287	$94,076
Total fair value	$(119,858)	$(32,590)
Total notional value	$5,205,934	$4,853,191

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of May 31, 2013 and August 31, 2012, the Company has reflected the fair value of $88,568 and $95,957, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities on the Consolidated Balance Sheet.
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
As of May 31, 2013 and August 31, 2012, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $767,000 and $596,000, respectively, of which all but approximately $17,000 and $21,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of May 31, 2013, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2013		2012
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,425,655	$213,359	$1,505,403	$232,548
Financial Services	1,574,479	275,730	1,502,473	216,451
Health & Public Service	1,191,070	167,524	1,088,353	115,666
Products	1,724,596	263,978	1,701,823	241,558
Resources	1,279,221	221,380	1,351,838	254,538
Other	3,119	—	4,800	—
Total	$7,198,140	$1,141,971	$7,154,690	$1,060,761

	Nine Months Ended May 31,
	2013		2012
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$4,295,930	$622,151	$4,521,967	$664,481
Financial Services	4,646,286	760,986	4,362,931	574,020
Health & Public Service	3,558,478	499,201	3,198,534	328,093
Products	5,103,858	763,904	4,955,972	644,590
Resources	3,852,560	708,935	3,971,914	720,014
Other	19,031	—	15,119	—
Total	$21,476,143	$3,355,177	$21,026,437	$2,931,198

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
Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be significant volatility in markets around the world, as well as economic and geopolitical uncertainty in many of the markets where we operate, which is impacting, and we expect will continue to impact, our business. Such volatility and uncertainty adversely affects our clients and the levels of business activities in the industries and geographies where we operate. This has also impacted the types of services our clients are demanding. Clients are requesting a higher volume of outsourcing services and are placing a greater emphasis on cost savings initiatives; procuring our consulting services over longer durations; and slowing the pace and level of both consulting and outsourcing spending. These changing demand patterns are currently having an adverse impact on the timing of revenue and could in the future have a material adverse effect on our results of operations. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2013 were $7.20 billion, compared with $7.15 billion for the third quarter of fiscal 2012, an increase of 1% in U.S. dollars and 3% in local currency. Net revenues for the nine months ended May 31, 2013 were $21.48 billion, compared with $21.03 billion for the nine months ended May 31, 2012, an increase of 2% in U.S. dollars and 4% in local currency. During the third quarter of fiscal 2013, Health & Public Service, Financial Services and Products experienced year-over-year revenue growth in local currency, while Resources and Communications, Media & Technology experienced year-over-year revenue declines in local currency. Revenue growth in local currency was solid in outsourcing, while consulting revenues were flat during the third quarter of fiscal 2013. We expect quarterly year-over-year revenue growth in local currency to moderate further in the fourth quarter of fiscal 2013, with slight moderation in our outsourcing revenue growth and consulting revenues ranging from a modest decline to a slight increase.
In our consulting business, net revenues for the third quarter of fiscal 2013 were $3.87 billion, compared with $3.97 billion for the third quarter of fiscal 2012, a decrease of 2% in U.S. dollars and flat in local currency. Net consulting revenues for the nine months ended May 31, 2013 were $11.58 billion, compared with $11.82 billion for the nine months ended May 31, 2012, a decrease of 2% in U.S. dollars and flat in local currency. Health & Public Service experienced strong consulting revenue growth in local currency during the third quarter of fiscal 2013. Year-over-year consulting revenue growth in local currency was slight in Financial Services and declined in our Resources, Products, and Communications, Media & Technology operating groups. In our consulting business in these four operating groups, revenue was slightly lower than we expected, with the largest impacts in Resources and Products, and in Brazil and certain countries in EMEA. This was driven by lower than anticipated new consulting bookings this quarter, including a lower volume of short-term projects and add-on work on existing projects. In addition, we entered into a higher proportion of contracts with longer duration that are converting to revenue at a slower pace, and clients are slowing the pace and level of their spending. We expect these trends to continue in the near term. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including analytics, cloud computing and mobility. Compared to fiscal 2012, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue. The business environment is more competitive and, in some areas, we are experiencing pricing pressures.
In our outsourcing business, net revenues for the third quarter of fiscal 2013 were $3.33 billion, compared with $3.19 billion for the third quarter of fiscal 2012, an increase of 4% in U.S. dollars and 7% in local currency. Net outsourcing revenues for the nine months ended May 31, 2013 were $9.90 billion, compared with $9.20 billion for the nine months ended May 31, 2012, an increase of 8% in U.S. dollars and 10% in local currency. Financial Services, Products and Health & Public Service experienced strong outsourcing revenue growth in local currency during the third quarter of fiscal 2013. Year-over-year outsourcing revenue growth in local currency was flat in Resources and declined in Communications, Media & Technology. We expect outsourcing revenue growth for the fourth quarter of fiscal 2013 to continue to moderate from the strong year-over-year growth that we experienced in the first half of fiscal 2013, as we are experiencing lower demand for short-term projects and clients are slowing the pace and level of their spending. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2012, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange-rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the nine months ended May 31, 2012, the U.S. dollar strengthened against many currencies during the nine months ended May 31, 2013. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was 2.5% and 2.0% lower than our revenue growth in local currency for the three and nine months ended May 31, 2013, respectively. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2013, we estimate the foreign-exchange impact to our full fiscal 2013 revenue growth will be approximately 1.7% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the third quarter of fiscal 2013 was approximately 88%, flat with the second quarter of fiscal 2013, and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to approximately 266,000 as of May 31, 2013, compared with approximately 261,000 as of February 28, 2013 and 249,000 as of May 31, 2012. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2013 was 12%, up from 11% in the second quarter of fiscal 2013 and down from 13% in the third quarter of fiscal 2012. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with increases or decreases in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2013 became effective September 1, 2012. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing services; deploy our employees globally on a timely basis; manage attrition; recover increases in compensation; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the third quarter of fiscal 2013 was 33.9%, compared with 33.1% for the third quarter of fiscal 2012. Gross margin for the nine months ended May 31, 2013 was 32.8%, compared with 32.0% for the nine months ended May 31, 2012. The increase in gross margin for the nine months ended May 31, 2013 was principally due to higher outsourcing contract profitability, partially offset by higher costs associated with investments in offerings.
Sales and marketing and general and administrative costs as a percentage of net revenues were 18.7% for the third quarter of fiscal 2013 and 18.4% for the nine months ended May 31, 2013, compared with 18.3% for the third quarter of fiscal 2012 and 18.1% for the nine months ended May 31, 2012. Sales and marketing costs are driven primarily by: compensation costs for business development activities; investment in offerings; marketing- and advertising-related activities; and acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012, sales and marketing costs as a percentage of net revenues increased approximately 40 basis points as a result of higher selling and other business development costs associated with generating new contract bookings and expanding our pipeline of business opportunities. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating expenses in the third quarter of fiscal 2013 and nine months ended May 31, 2013 included reorganization benefits of $50 million and $274 million, respectively, as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. For additional information, see Note 3 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating income for the third quarter of fiscal 2013 was $1,142 million, compared with $1,061 million for the third quarter of fiscal 2012. Operating income for the nine months ended May 31, 2013 was $3,355 million, compared with $2,931 million for the nine months ended May 31, 2012. Operating margin (Operating income as a percentage of Net revenues) for the third quarter of fiscal 2013 was 15.9%, compared with 14.8% for the third quarter of fiscal 2012. Operating margin for the nine months ended May 31, 2013 was 15.6%, compared with 13.9% for the nine months ended May 31, 2012. The reorganization benefits of $50 million in the third quarter of fiscal 2013 and $274 million in the nine months ended May 31, 2013 increased operating margin by 70 and 130 basis points, respectively. Excluding the effects of the reorganization benefits, operating margin would have been 15.2% and 14.3% for the third quarter of fiscal 2013 and the nine months ended May 31, 2013, respectively, an increase of 40 basis points for both periods, compared with the same periods in fiscal 2012.

The effective tax rates for the third quarter of fiscal 2013 and the nine months ended May 31, 2013 were 23.8% and 16.2%, respectively. The above noted reorganization benefits increased income before income taxes without any increase in income tax expense. In addition, during the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, our effective tax rates for the third quarter of fiscal 2013 and the nine months ended May 31, 2013 would have been 24.8% and 25.5%, respectively.
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

Bookings and Backlog
New contract bookings for the third quarter of fiscal 2013 were $8.29 billion, with consulting bookings of $3.85 billion and outsourcing bookings of $4.44 billion. New contract bookings for the nine months ended May 31, 2013 were $24.88 billion, with consulting bookings of $12.42 billion and outsourcing bookings of $12.46 billion.
We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Clients continue to enter into contracts that are converting to revenue at a slower pace and clients are slowing the pace and level of their spending, all of which can impact the conversion of new contract bookings to revenues. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
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

Results of Operations for the Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended May 31,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended May 31,
	2013	2012			2013	2012
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,426	$1,505	(5)%	(3)%	20%	21%
Financial Services	1,574	1,502	5	8	22	21
Health & Public Service	1,191	1,088	9	11	16	15
Products	1,725	1,702	1	4	24	24
Resources	1,279	1,352	(5)	(3)	18	19
Other	3	5	n/m	n/m	—	—
TOTAL NET REVENUES	7,198	7,155	1%	3%	100%	100%
Reimbursements	510	486	5
TOTAL REVENUES	$7,708	$7,641	1%
GEOGRAPHIC REGIONS
Americas	$3,444	$3,227	7%	8%	48%	45%
EMEA (1)	2,778	2,907	(4)	(1)	39	41
Asia Pacific	975	1,021	(5)	—	13	14
TOTAL NET REVENUES	$7,198	$7,155	1%	3%	100%	100%
TYPE OF WORK
Consulting	$3,867	$3,965	(2)%	—%	54%	55%
Outsourcing	3,331	3,189	4	7	46	45
TOTAL NET REVENUES	$7,198	$7,155	1%	3%	100%	100%
_______________
n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

(2)	Amounts in table may not total due to rounding.
Net Revenues
Outsourcing revenue growth in local currency was solid during the third quarter of fiscal 2013. Financial Services, Products and Health & Public Service experienced strong outsourcing revenue growth in local currency during the third quarter of fiscal 2013. Year-over-year outsourcing revenue growth in local currency was flat in Resources and declined in Communications, Media & Technology. Consulting revenues were flat in local currency during the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. Health & Public Service experienced strong consulting revenue growth in local currency during the third quarter of fiscal 2013. Year-over-year consulting revenue growth in local currency was slight in Financial Services and declined in Resources, Products and Communications, Media & Technology.
The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012:
Operating Groups

•
Communications, Media & Technology net revenues decreased 3% in local currency. Outsourcing revenues declined modestly, due to a significant decline in Electronics & High Tech in EMEA, principally due to an expected year-over-year revenue decline from one contract. The revenue decline on this contract is expected to continue to impact outsourcing revenue growth in the near term. In addition, outsourcing revenues decreased in Electronics & High Tech in Asia Pacific. These declines were partially offset by strong growth in Americas across all industry groups. Consulting revenues declined slightly, due to Media & Entertainment and Communications in Americas and Electronics & High Tech in Asia Pacific and EMEA. These declines were partially offset by strong growth in Communications in EMEA and Electronics & High Tech in Americas. Some of our clients continued to reduce and/or defer their investment in consulting, which had a negative impact on our consulting revenues during the third quarter of fiscal 2013. We expect these trends will continue to impact our net revenue growth in the near term.

•
Financial Services net revenues increased 8% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in Americas and Banking in EMEA. Consulting revenues reflected slight growth, driven by growth in Insurance in Asia Pacific and Americas and Capital Markets in EMEA. These increases were partially offset by declines in Insurance in EMEA and Banking in EMEA and Americas. Changes in the banking and capital markets industries continue to influence the business needs of our clients. This is resulting in higher current demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 11% in local currency. Consulting revenues reflected strong growth, led by Public Service in Americas and Asia Pacific and Health in Americas and EMEA. This growth was partially offset by declines in Public Service in EMEA and Health in Asia Pacific. Outsourcing revenues also reflected strong growth, led by Health in Americas and Asia Pacific, and Public Service in Americas.

•
Products net revenues increased 4% in local currency. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions and industry groups, led by Life Sciences, Retail and Industrial Equipment. Consulting revenues reflected a modest decline, due to declines in Americas in Consumer Goods & Services and Retail, Asia Pacific across most industry groups and EMEA in Retail. These decreases were partially offset by growth in EMEA in Consumer Goods & Services and Life Sciences, and Americas in Industrial Equipment. Some of our clients are reducing and/or deferring their level of consulting investments, particularly short-term projects. This had a higher than expected negative impact on our consulting revenues during the third quarter of fiscal 2013. In addition, several large systems integration projects have ended or have transitioned to smaller phases. We expect to continue to experience higher demand for outsourcing services, including transformational projects, and a lower demand for short-term consulting services in the near term.

•
Resources net revenues decreased 3% in local currency. Outsourcing revenues were flat, as growth in Utilities and Energy in Asia Pacific and all industry groups in EMEA, was offset by declines in all industry groups in Americas. Consulting revenues reflected a modest decline, as significant growth in Chemicals in Americas was more than offset by declines in Natural Resources in Asia Pacific and Americas, Utilities in EMEA and Energy in Americas. Some of our clients, primarily in Natural Resources and Utilities, reduced their level of consulting investments and demand for our outsourcing services continued to moderate. These trends had a higher than expected negative impact on our revenues during the third quarter of fiscal 2013, particularly in Brazil. In addition, several large systems integration projects have ended or have transitioned to smaller phases. We expect Resources year-over-year net revenue growth to continue to decline slightly in the near term.

Geographic Regions

•	Americas net revenues increased 8% in local currency, driven by growth in the United States, partially offset by a decline in Brazil.

•
EMEA net revenues decreased 1% in local currency. We experienced a significant decline in Finland, principally due to an expected year-over-year decline from one contract in Communications, Media & Technology, as well as declines in Spain, Sweden and Norway. These declines were partially offset by growth in most countries across the remainder of the region, led by Switzerland, the Netherlands, the United Kingdom, Germany, South Africa and Italy.

•	Asia Pacific net revenues were flat in local currency, as growth in China and India was offset by declines in Australia and Japan.
Operating Expenses
Operating expenses for the third quarter of fiscal 2013 were $6,566 million, a decrease of $14 million from the third quarter of fiscal 2012, and decreased as a percentage of revenues to 85.2% from 86.1% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2013 were $6,056 million, a decrease of $38 million, or 1%, from the third quarter of fiscal 2012, and decreased as a percentage of net revenues to 84.1% from 85.2% during this period.
Cost of Services
Cost of services for the third quarter of fiscal 2013 was $5,270 million, flat with the third quarter of fiscal 2012, and decreased as a percentage of revenues to 68.4% from 69.0% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2013 was $4,760 million, a decrease of $24 million, from the third quarter of fiscal 2012, and decreased as a percentage of net revenues to 66.1% from 66.9% during this period. Gross margin for the third quarter of fiscal 2013 increased to 33.9% from 33.1% for the third quarter of fiscal 2012, principally due to higher outsourcing contract profitability and lower accruals for annual bonus compensation, partially offset by higher costs associated with investments in offerings.

Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2013 was $887 million, an increase of $32 million, or 4%, over the third quarter of fiscal 2012, and increased as a percentage of net revenues to 12.3% from 11.9% during this period. The increase as a percentage of net revenues was primarily driven by higher business development costs associated with generating new contract bookings and expanding our pipeline of business opportunities as well as acquisition-related costs.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2013 were $459 million, an increase of $3 million, or 1%, over the third quarter of fiscal 2012, and remained flat as a percentage of net revenues at 6.4% during this period.
Reorganization (Benefits) Costs, net
We recorded net reorganization benefits of $49 million ($50 million in reorganization benefits less $0.5 million in interest expense accrued) during the third quarter of fiscal 2013 as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. As of May 31, 2013, the remaining liability for reorganization costs was $18 million, of which $5 million was classified as current liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. For additional information, refer to Note 3 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2013 was $1,142 million, an increase of $81 million, or 8%, over the third quarter of fiscal 2012, and increased as a percentage of net revenues to 15.9% from 14.8% during this period. The reorganization benefits of $50 million recorded in the third quarter of fiscal 2013 increased operating margin by 70 basis points. Excluding the effects of the reorganization benefits, operating margin for the third quarter of fiscal 2013 increased 40 basis points compared with the third quarter of fiscal 2012.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended May 31,
	2013		2012
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$213	15%	$233	15%
Financial Services	276	18	216	14
Health & Public Service	168	14	116	11
Products	264	15	242	14
Resources	221	17	255	19
Total	$1,142	15.9%	$1,061	14.8%
 _______________

(1)	Amounts in table may not total due to rounding.

Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Three Months Ended May 31,
	2013				2012
		Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$213	$10	$204	14%	$233	15%	$(29)
Financial Services	276	11	265	17	216	14	49
Health & Public Service	168	9	159	13	116	11	43
Products	264	12	252	15	242	14	11
Resources	221	9	212	17	255	19	(42)
Total	$1,142	$50	$1,092	15.2%	$1,061	14.8%	$32
 _______________

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

(3)	Amounts in table may not total due to rounding.
During the third quarter of fiscal 2013, each operating group recorded a portion of the $50 million in reorganization benefits. The commentary below provides additional insight into operating group performance and operating margin for the third quarter of fiscal 2013, exclusive of the reorganization benefits, compared with the third quarter of fiscal 2012. See “—Reorganization (Benefits) Costs, net.”

•
Communications, Media & Technology operating income decreased, primarily due to a decline in revenues, including an expected significant year-over-year decline from one outsourcing contract, and higher sales and marketing costs as a percentage of net revenues.

•
Financial Services operating income increased, primarily due to strong outsourcing revenue growth and improved consulting contract profitability. Operating income for the third quarter of fiscal 2012 included the impact of costs related to acquisitions.

•	Health & Public Service operating income increased, primarily due to revenue growth and improved outsourcing contract profitability.

•
Products operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing contract profitability, partially offset by a decline in consulting revenues and higher sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2013 was 23.8%, compared with 28.5% for the third quarter of fiscal 2012. During the third quarter of fiscal 2013, we recorded reorganization benefits of $50 million, which increased income before income taxes without any increase in income tax expense. Absent this item, our effective tax rate for the third quarter of fiscal 2013 would have been 24.8%. The lower effective tax rate in the third quarter of fiscal 2013 was due to lower additions to tax reserves.
Net Income
Net income for the third quarter of fiscal 2013 was $874 million, an increase of $111 million, or 15%, over the third quarter of fiscal 2012. The increase in net income included the impact of the reorganization benefits of $50 million, which increased income before taxes without any increase in income tax expense. Excluding the impact of the reorganization benefits, net income increased $62 million compared with the third quarter of fiscal 2012, primarily due to higher revenues and operating results, and a lower effective tax rate.

Results of Operations for the Nine Months Ended May 31, 2013 Compared to the Nine Months Ended May 31, 2012
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended May 31,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Nine Months Ended May 31,
	2013	2012			2013	2012
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$4,296	$4,522	(5)%	(3)%	20%	21%
Financial Services	4,646	4,363	6	9	22	21
Health & Public Service	3,558	3,199	11	12	16	15
Products	5,104	4,956	3	5	24	24
Resources	3,853	3,972	(3)	(1)	18	19
Other	19	15	n/m	n/m	—	—
TOTAL NET REVENUES	21,476	21,026	2%	4%	100%	100%
Reimbursements	1,393	1,463	(5)
TOTAL REVENUES	$22,869	$22,490	2%
GEOGRAPHIC REGIONS
Americas	$10,057	$9,329	8%	9%	47%	44%
EMEA	8,404	8,713	(4)	(1)	39	42
Asia Pacific	3,015	2,984	1	4	14	14
TOTAL NET REVENUES	$21,476	$21,026	2%	4%	100%	100%
TYPE OF WORK
Consulting	$11,580	$11,824	(2)%	—%	54%	56%
Outsourcing	9,896	9,202	8	10	46	44
TOTAL NET REVENUES	$21,476	$21,026	2%	4%	100%	100%
_______________
n/m = not meaningful

(1)	Amounts in table may not total due to rounding.
Net Revenues
Revenue growth in local currency was strong in outsourcing during the nine months ended May 31, 2013, driven by Financial Services, Products and Health & Public Service. Consulting revenues were flat in local currency during the nine months ended May 31, 2013 compared with the nine months ended May 31, 2012. Health & Public Service experienced strong consulting revenue growth in local currency during the nine months ended May 31, 2013. Year-over-year consulting revenue growth in local currency was slight in Financial Services and declined in Communications, Media & Technology, Resources and Products.
The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012:
Operating Groups

•
Communications, Media & Technology net revenues decreased 3% in local currency. Outsourcing revenues reflected slight growth, driven by growth in Americas across all industry groups and Media & Entertainment in EMEA, partially offset by a significant decline in Electronics & High Tech in EMEA, principally due to an expected year-over-year revenue decline from one contract. The revenue decline on this contract is expected to continue to impact outsourcing revenue growth in the near term. In addition, outsourcing revenue growth was impacted by a decline in Electronics & High Tech in Asia Pacific. Consulting revenues decreased, due to declines in Communications and Media & Entertainment in Americas and Electronics & High Tech in EMEA and Asia Pacific, partially offset by strong growth in Electronics & High Tech in Americas. Some of our clients continued to reduce and/or defer their investment in consulting, which had a negative impact on our consulting revenues during the nine months ended May 31, 2013. We expect these trends will continue to impact our net revenue growth in the near term.

•
Financial Services net revenues increased 9% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in Americas and Banking in EMEA, including the impact of an acquisition in Banking during fiscal 2012. Consulting revenues reflected slight growth, with significant growth in Insurance in Americas, all industry groups in Asia Pacific and Capital Markets in EMEA. These increases were partially offset by declines in Banking in EMEA and Americas and Insurance in EMEA. Changes in the banking and capital markets industries continue to influence the business needs of our clients. This is resulting in higher current demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 12% in local currency. Consulting revenues reflected strong growth, led by Public Service in Asia Pacific and Americas and Health in Americas and EMEA. This growth was partially offset by a decline in Public Service in EMEA and Health in Asia Pacific. Outsourcing revenues also reflected strong growth, led by Health in Americas and Asia Pacific, and Public Service in Americas.

•
Products net revenues increased 5% in local currency. Outsourcing revenues reflected very strong growth, driven by growth across all geographic regions and industry groups, led by Retail, Life Sciences and Industrial Equipment. Consulting revenues reflected a slight decline, due to declines in Asia Pacific across most industry groups, EMEA and Americas in Retail, and Americas in Consumer Goods & Services. These decreases were partially offset by growth in EMEA and Americas in Life Sciences and Americas in Industrial Equipment. Some of our clients are reducing and/or deferring their level of consulting investments, particularly short-term projects. In addition, several large systems integration projects have ended or have transitioned to smaller phases. We expect to continue to experience higher demand for outsourcing services, including transformational projects, and a lower demand for short-term consulting services in the near term.

•
Resources net revenues decreased 1% in local currency. Outsourcing revenues reflected modest growth, driven by all industry groups in EMEA and Utilities in Asia Pacific, partially offset by a decline in Utilities in Americas. Consulting revenues reflected a modest decline, as growth in Chemicals in Americas and Natural Resources in EMEA were more than offset by declines in Natural Resources in Americas and Asia Pacific, Utilities in EMEA and Energy in Americas. Some of our clients, primarily in Natural Resources and Utilities, reduced their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our outsourcing services has moderated. We expect Resources year-over-year net revenue growth to continue to decline slightly in the near term.

Geographic Regions

•	Americas net revenues increased 9% in local currency, driven by growth in the United States.

•
EMEA net revenues decreased 1% in local currency. We experienced a significant decline in Finland, principally due to an expected year-over-year decline from one contract in Communications, Media & Technology, as well as declines in Spain and Sweden. These declines were partially offset by growth in South Africa, Germany, Switzerland, the Netherlands, Ireland and Italy.

•	Asia Pacific net revenues increased 4% in local currency, driven by growth in China, Australia, India and Singapore, partially offset by declines in Japan, Malaysia and South Korea.
Operating Expenses
Operating expenses for the nine months ended May 31, 2013 were $19,514 million, a decrease of $44 million from the nine months ended May 31, 2012, and decreased as a percentage of revenues to 85.3% from 87.0% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2013 were $18,121 million, an increase of $26 million, over the nine months ended May 31, 2012, and decreased as a percentage of net revenues to 84.4% from 86.1% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2013 was $15,835 million, an increase of $84 million, or 1%, over the nine months ended May 31, 2012, and decreased as a percentage of revenues to 69.2% from 70.0% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2013 was $14,442 million, an increase of $154 million, or 1%, over the nine months ended May 31, 2012, and decreased as a percentage of net revenues to 67.2% from 68.0% during this period. Gross margin for the nine months ended May 31, 2013 increased to 32.8% from 32.0% during this period, principally due to higher outsourcing contract profitability, partially offset by higher costs associated with investments in offerings.

Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2013 was $2,589 million, an increase of $125 million, or 5%, over the nine months ended May 31, 2012, and increased as a percentage of net revenues to 12.1% from 11.7% during this period. This increase as a percentage of net revenues was primarily driven by higher selling and other business development costs associated with generating new contract bookings and expanding our pipeline of business opportunities.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2013 were $1,363 million, an increase of $21 million, or 2%, over the nine months ended May 31, 2012, and decreased as a percentage of net revenues to 6.3% from 6.4% during this period.
Reorganization (Benefits) Costs, net
We recorded net reorganization benefits of $273 million ($274 million in reorganization benefits less $1.4 million in interest expense accrued) during the nine months ended May 31, 2013 as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001. As of May 31, 2013, the remaining liability for reorganization costs was $18 million, of which $5 million was classified as current liabilities because expirations of statutes of limitations or other final determinations could occur within 12 months. For additional information, refer to Note 3 (Reorganization (Benefits) Costs, Net) to our Consolidated Financial Statements above under Item 1, “Financial Statements.”

Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2013 was $3,355 million, an increase of $424 million, or 14%, over the nine months ended May 31, 2012, and increased as a percentage of net revenues to 15.6% from 13.9% during this period. The reorganization benefits of $274 million recorded during the nine months ended May 31, 2013 increased operating margin by 130 basis points. Excluding the effects of the reorganization benefits, operating margin for the nine months ended May 31, 2013 increased 40 basis points compared to the nine months ended May 31, 2012.
Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended May 31,
	2013		2012
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$622	14%	$664	15%
Financial Services	761	16	574	13
Health & Public Service	499	14	328	10
Products	764	15	645	13
Resources	709	18	720	18
Total	$3,355	15.6%	$2,931	13.9%

Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Nine Months Ended May 31,
	2013				2012
		Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$622	$53	$569	13%	$664	15%	$(95)
Financial Services	761	59	702	15	574	13	128
Health & Public Service	499	48	451	13	328	10	123
Products	764	65	699	14	645	13	55
Resources	709	49	660	17	720	18	(60)
Total	$3,355	$274	$3,081	14.3%	$2,931	13.9%	$150
 _______________

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

(3)	Amounts in table may not total due to rounding.
During the nine months ended May 31, 2013, each operating group recorded a portion of the $274 million reorganization benefits. The commentary below provides additional insight into operating group performance and operating margin for the nine months ended May 31, 2013, exclusive of the reorganization benefits, compared with the nine months ended May 31, 2012. See “—Reorganization (Benefits) Costs, net.”

•
Communications, Media & Technology operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues, partially offset by improved outsourcing contract profitability. Operating income was also impacted by an expected significant year-over-year revenue decline from one outsourcing contract.

•
Financial Services operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing and consulting contract profitability. Operating income for the nine months ended May 31, 2012 included the impact of costs related to acquisitions.

•	Health & Public Service operating income increased, primarily due to revenue growth and improved outsourcing contract profitability.

•
Products operating income increased, primarily due to strong outsourcing revenue growth and improved outsourcing and consulting contract profitability, partially offset by a decline in consulting revenues.

•	Resources operating income decreased, primarily due to a decline in consulting revenue and higher sales and marketing costs as a percentage of net revenues.
Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2013 was 16.2%, compared with 26.0% for the nine months ended May 31, 2012. During the nine months ended May 31, 2013, we recorded reorganization benefits of $274 million, which increased income before income taxes without any increase in income tax expense. The effective tax rate was also impacted by a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009 recorded during the second quarter of fiscal 2013. Absent these items, the effective tax rate for the nine months ended May 31, 2013 would have been 25.5%.
Our provision for income taxes is based on many factors and subject to volatility year to year. As a result of these benefits, we expect the fiscal 2013 annual effective tax rate to be in the range of 18.5% to 19.5%. The fiscal 2012 annual effective tax rate was 27.6%.
Net Income
Net income attributable to Accenture SCA for the nine months ended May 31, 2013 was $2,827 million, an increase of $638 million, or 29%, over the nine months ended May 31, 2012. The increase in net income included the impact of the reorganization benefits of $274 million, which increased income before taxes without any increase in income tax expense. Net income was also impacted by the $243 million tax benefit related to settlements of U.S. federal tax audits. Excluding the impact of these benefits, net income increased $122 million compared with the nine months ended May 31, 2012, due to higher revenues and operating results, and a lower effective tax rate.

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
As of May 31, 2013, Cash and cash equivalents was $5.9 billion, compared with $6.6 billion as of August 31, 2012.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2013	2012	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$2,028	$2,549	$(521)
Investing activities	(624)	(423)	(201)
Financing activities	(2,042)	(1,916)	(126)
Effect of exchange rate changes on cash and cash equivalents	(64)	(282)	218
Net decrease in cash and cash equivalents	$(702)	$(72)	$(630)
Operating activities: The reduction in operating cash flow was significantly impacted by a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan in November of 2012, which had a net impact of $350 million, after tax. The reduction in operating cash flow was also due to other changes in operating assets and liabilities, including an increase in net client balances (receivables from clients, current and non-current unbilled services and deferred revenues), partially offset by higher net income.
Investing activities: The $201 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 4 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $126 million increase in cash used was primarily due to an increase in cash dividends paid. For additional information, see Note 5 (Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of May 31, 2013, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	511	—
Local guaranteed and non-guaranteed lines of credit	130	—
Total	$1,641	$—
Under the borrowing facilities described above, we had an aggregate of $174 million of letters of credit outstanding as of May 31, 2013.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of May 31, 2013, Accenture’s and our aggregate available authorization was $2,982 million for Accenture’s publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the nine months ended May 31, 2013 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
		(in millions of U.S. dollars)
Accenture SCA Class I common shares	2,784,387	$198
Accenture Canada Holdings Inc. exchangeable shares	79,300	6
Total	2,863,687	$204
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
Other Share Redemptions
During the nine months ended May 31, 2013, Accenture issued 10,836,289 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2013, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
New Accounting Pronouncements
In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The provisions of this new guidance are effective for our fiscal 2013 annual goodwill impairment test. The adoption of this guidance may result in a change in how we perform our goodwill impairment assessment; however, we do not expect a material impact on our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2013, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2012. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2012, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2012.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
March 1, 2013 — March 31, 2013
Class I common shares	—	—	—	—
April 1, 2013 — April 30, 2013
Class I common shares	348,713	$77.28	—	—
May 1, 2013 — May 31, 2013
Class I common shares	83,465	$80.28	—	—
Total
Class I common shares	432,178	$77.86	—	—
Accenture Canada Holdings Inc.
March 1, 2013 — March 31, 2013
Exchangeable shares	—	—	—	—
April 1, 2013 — April 30, 2013
Exchangeable shares	60,400	$80.71	—	—
May 1, 2013 — May 31, 2013
Exchangeable shares	—	—	—	—
Total
Exchangeable shares	60,400	$80.71	—	—
 _______________

(1)
During the third quarter of fiscal 2013, we acquired a total of 432,178 Accenture SCA Class I common shares and 60,400 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the third quarter of fiscal 2013, Accenture issued 459,009 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of May 31, 2013, Accenture’s and our aggregate available authorization for share purchases and redemptions was $2,982 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares
On March 29, 2013, April 9, 2013, April 30, 2013, May 24, 2013 and May 31, 2013, we transferred an aggregate of 2,880,819 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2013. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2013 — March 31, 2013
Class A ordinary shares	17,902	$74.29	—	$3,589
Class X ordinary shares	—	$0.0000225	—	—
April 1, 2013 — April 30, 2013
Class A ordinary shares	2,821,235	$77.17	2,808,200	$3,341
Class X ordinary shares	558,444	$0.0000225	—	—
May 1, 2013 — May 31, 2013
Class A ordinary shares	4,433,441	$81.24	4,325,463	$2,982
Class X ordinary shares	452,971	$0.0000225	—	—
Total
Class A ordinary shares (4)	7,272,578	$79.64	7,133,663
Class X ordinary shares (5)	1,011,415	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2013, Accenture purchased 7,133,663 Accenture plc Class A ordinary shares under this program for an aggregate price of $568 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2013, Accenture’s and our aggregate available authorization for share purchases and redemptions was $2,982 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $20.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the third quarter of fiscal 2013, Accenture purchased 138,915 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the third quarter of fiscal 2013, Accenture redeemed 1,011,415 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) On June 26, 2013, Accenture SAS, a French subsidiary of Accenture, amended and restated the employment agreement with Pierre Nanterme, the Chairman and Chief Executive Officer of Accenture plc, the general partner of Accenture SCA. The employment agreement provides that Mr. Nanterme will continue to receive a base compensation of €865,476 annually, which may be adjusted by the Board of Directors of Accenture plc, or a committee of the Board (the “Board”), and annual incentive bonuses based on Company and individual performance criteria as determined by the Board. The employment agreement provides for an indefinite term, unless terminated by either party.
If Mr. Nanterme’s employment agreement is terminated by either party, he will continue to be subject to certain restrictive covenants, including a non-competition and non-solicitation restriction, for 12 months following the date of termination of his employment agreement. If Accenture wishes to enforce these restrictions during the 12 months following such termination, it must make monthly payments to Mr. Nanterme equal to 100% of his monthly average remuneration; provided he otherwise complies with the requirements of his employment agreement.
The foregoing description of certain provisions of the employment agreement does not purport to be complete and is qualified in its entirety by reference to the employment agreement itself, an English translation of which is filed as Exhibit 10.2 to Accenture plc’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 and is incorporated herein by reference.
(b) None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 26, 2013 (incorporated by reference to Exhibit 10.2 to the May 31, 2013 Accenture plc 10-Q)

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
Date: June 28, 2013

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ Pamela J. Craig
Name:	Pamela J. Craig
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

10.1	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 26, 2013 (incorporated by reference to Exhibit 10.2 to the May 31, 2013 Accenture plc 10-Q)

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