Form 10-Q
period 2013-11-30
ACCENTURE SCA
filed 2013-12-19
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of December 6, 2013 was 1,049,032,064 (which number includes 1,009,412,541 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
November 30, 2013 and August 31, 2013
(In thousands of U.S. dollars, except share and per share amounts)

	November 30, 2013	August 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,527,198	$5,631,885
Short-term investments	2,594	2,525
Receivables from clients, net	3,506,187	3,333,126
Unbilled services, net	1,726,393	1,513,448
Deferred income taxes, net	805,194	794,917
Other current assets	723,893	568,277
Total current assets	11,291,459	11,844,178
NON-CURRENT ASSETS:
Unbilled services, net	21,999	18,447
Investments	43,536	43,631
Property and equipment, net	779,247	779,675
Goodwill	1,931,120	1,818,586
Deferred contract costs	588,897	554,747
Deferred income taxes, net	1,042,505	1,018,567
Other non-current assets	817,175	789,218
Total non-current assets	5,224,479	5,022,871
TOTAL ASSETS	$16,515,938	$16,867,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$—	$—
Accounts payable	982,733	961,851
Deferred revenues	2,140,981	2,230,615
Accrued payroll and related benefits	3,303,320	3,460,393
Accrued consumption taxes	327,617	308,655
Income taxes payable	356,021	266,593
Deferred income taxes, net	25,124	24,031
Other accrued liabilities	692,947	908,852
Total current liabilities	7,828,743	8,160,990
NON-CURRENT LIABILITIES:
Long-term debt	25,943	25,600
Deferred revenues relating to contract costs	525,665	517,397
Retirement obligation	897,570	872,761
Deferred income taxes, net	178,770	174,818
Income taxes payable	1,262,262	1,224,251
Other non-current liabilities	380,724	463,403
Total non-current liabilities	3,270,934	3,278,230
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of November 30, 2013 and August 31, 2013	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	874,181	875,156
Additional paid-in capital	5,848,553	5,747,846
Treasury shares, at cost: Class I common, 361,911,728 and 358,808,075 shares as of November 30, 2013 and August 31, 2013, respectively	(15,725,567)	(15,268,879)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of November 30, 2013 and August 31, 2013	(456,864)	(456,864)
Retained earnings	13,929,625	13,788,956
Accumulated other comprehensive loss	(938,586)	(1,116,162)
Total Accenture SCA shareholders’ equity	5,235,504	5,274,215
Noncontrolling interests	180,757	153,614
Total shareholders’ equity	5,416,261	5,427,829
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,515,938	$16,867,049
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three Months Ended November 30, 2013 and 2012
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	2013	2012
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,358,749	$7,219,961
Reimbursements	440,947	448,075
Revenues	7,799,696	7,668,036
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	4,909,402	4,853,768
Reimbursable expenses	440,947	448,075
Cost of services	5,350,349	5,301,843
Sales and marketing	928,210	868,202
General and administrative costs	448,053	448,852
Reorganization (benefits) costs, net	(18,015)	465
Total operating expenses	6,708,597	6,619,362
OPERATING INCOME	1,091,099	1,048,674
Interest income	6,756	8,767
Interest expense	(3,658)	(4,549)
Other expense, net	(10,620)	(6,436)
INCOME BEFORE INCOME TAXES	1,083,577	1,046,456
Provision for income taxes	271,931	280,425
NET INCOME	811,646	766,031
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,743)	(1,715)
Net income attributable to noncontrolling interests – other	(10,702)	(8,259)
NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$799,201	$756,057
Cash dividends per share	$0.93	$0.81
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended November 30, 2013 and 2012
(In thousands of U.S. dollars)
(Unaudited)

	2013	2012
NET INCOME	$811,646	$766,031
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation	96,811	22,198
Defined benefit plans	3,210	7,998
Cash flow hedges	77,555	43,246
OTHER COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE SCA	177,576	73,442
Other comprehensive income attributable to noncontrolling interests	1,142	994
COMPREHENSIVE INCOME	$990,364	$840,467

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE SCA	$976,777	$829,499
Comprehensive income attributable to noncontrolling interests	13,587	10,968
COMPREHENSIVE INCOME	$990,364	$840,467

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Three Months Ended November 30, 2013
(In thousands of U.S. dollars and share amounts)
(Unaudited)

			Restricted Share Units (related to Accenture plc Class A ordinary shares)
	Class I Common Shares				Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity
	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2013	$1,704,162	1,049,032	$875,156	$5,747,846	$(15,268,879)	(358,808)	$(456,864)	(13,817)	$13,788,956	$(1,116,162)	$5,274,215	$153,614	$5,427,829
Net income									799,201		799,201	12,445	811,646
Other comprehensive income										177,576	177,576	1,142	178,718
Income tax benefit on share-based compensation plans				25,681							25,681		25,681
Share-based compensation expense			115,611	11,295							126,906		126,906
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(625)	(629,762)	(8,456)					(630,387)	(1,365)	(631,752)
Issuances of Accenture SCA Class I common shares related to employee share programs			(144,925)	62,127	173,074	5,352					90,276	195	90,471
Dividends			28,339						(657,191)		(628,852)	(1,382)	(630,234)
Other, net				2,229					(1,341)		888	16,108	16,996
Balance as of November 30, 2013	$1,704,162	1,049,032	$874,181	$5,848,553	$(15,725,567)	(361,912)	$(456,864)	(13,817)	$13,929,625	$(938,586)	$5,235,504	$180,757	$5,416,261
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Three Months Ended November 30, 2013 and 2012
(In thousands of U.S. dollars)
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$811,646	$766,031
Adjustments to reconcile Net income to Net cash provided by (used in) operating activities —
Depreciation, amortization and asset impairments	145,327	139,924
Reorganization (benefits) costs, net	(18,015)	465
Share-based compensation expense	126,906	114,170
Deferred income taxes, net	(63,744)	(68,497)
Other, net	79,812	26,556
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(113,455)	(366,209)
Unbilled services, current and non-current, net	(159,661)	(52,179)
Other current and non-current assets	(205,477)	70,985
Accounts payable	(2,958)	(9,548)
Deferred revenues, current and non-current	(153,155)	(219,367)
Accrued payroll and related benefits	(221,006)	(120,791)
Income taxes payable, current and non-current	100,737	102,729
Other current and non-current liabilities	(145,724)	(493,084)
Net cash provided by (used in) operating activities	181,233	(108,815)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	794	762
Purchases of property and equipment	(58,959)	(86,547)
Purchases of businesses and investments, net of cash acquired	(137,387)	(209,952)
Net cash used in investing activities	(195,552)	(295,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	90,471	72,896
Purchases of shares	(631,752)	(129,121)
Proceeds from (repayments of) long-term debt, net	343	(3)
Cash dividends paid	(630,234)	(560,135)
Excess tax benefits from share-based payment arrangements	35,556	39,443
Other, net	(2,900)	(742)
Net cash used in financing activities	(1,138,516)	(577,662)
Effect of exchange rate changes on cash and cash equivalents	48,148	20,580
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,104,687)	(961,634)
CASH AND CASH EQUIVALENTS, beginning of period	5,631,885	6,640,526
CASH AND CASH EQUIVALENTS, end of period	$4,527,198	$5,678,892
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited interim Consolidated Financial Statements of Accenture SCA, a Luxembourg partnership limited by shares, and its controlled subsidiary companies (collectively, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended August 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2013.
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2014.
Certain amounts that were reported in the previous year have been reclassified to conform to the current-period presentation.
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
Allowances for Client Receivables and Unbilled Services
As of November 30, 2013 and August 31, 2013, total allowances recorded for client receivables and unbilled services were $87,825 and $91,716, respectively.
Accumulated Depreciation
As of November 30, 2013 and August 31, 2013, total accumulated depreciation was $1,708,458 and $1,608,211, respectively.
Recently Adopted Accounting Pronouncements
In September 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”), which requires enhanced disclosures about certain financial instruments and derivative instruments that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements. The guidance also requires the disclosure of the gross amounts subject to rights of offset, amounts of offset and the related net exposure. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements. For additional information related to the right of offset, see Note 6 (Derivative Financial Instruments) to these Consolidated Financial Statements.
In August 2013, the Company adopted guidance issued by the FASB which requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of accumulated other comprehensive income (loss). The adoption of this guidance did not have a material impact on the Consolidated Financial Statements. For additional information related to the reclassifications out of accumulated other comprehensive income (loss), see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.

2. INCOME TAXES
Effective Tax Rate
The Company’s effective tax rates for the three months ended November 30, 2013 and 2012 were 25.1% and 26.8%, respectively. The lower effective tax rate for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 was due to lower additions to tax reserves and benefits related to the release of reorganization liabilities, partially offset by lower benefits related to final determinations.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture SCA:

	Three Months Ended November 30,
	2013	2012
Foreign currency translation
Beginning balance	$(434,913)	$(160,908)
Foreign currency translation	98,897	23,285
Income tax expense	(1,120)	(209)
Portion attributable to noncontrolling interests	(966)	(878)
Foreign currency translation, net of tax	96,811	22,198
Ending balance	(338,102)	(138,710)

Defined benefit plans
Beginning balance	(456,180)	(538,415)
Reclassifications into net periodic pension and post-retirement expense (1)	5,054	13,370
Income tax expense	(1,837)	(5,354)
Portion attributable to noncontrolling interests	(7)	(18)
Defined benefit plans, net of tax	3,210	7,998
Ending balance	(452,970)	(530,417)

Cash flow hedges
Beginning balance	(225,069)	(19,277)
Unrealized gains	88,352	59,808
Reclassification adjustments into Cost of services	36,131	10,501
Income tax expense	(46,759)	(26,965)
Portion attributable to noncontrolling interests	(169)	(98)
Cash flow hedges, net of tax	77,555	43,246
Ending balance	(147,514)	23,969

Marketable securities
Beginning balance	—	5
Ending balance	—	5

Accumulated other comprehensive loss	$(938,586)	$(645,153)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS AND GOODWILL
During the three months ended November 30, 2013, the Company completed several individually immaterial acquisitions for total consideration of $137,387, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $101,296, which was allocated among the reportable operating segments, and intangible assets of $37,700, primarily related to customer relationships, customer backlog and technology related assets. Goodwill also included immaterial adjustments related to prior period acquisitions and is primarily deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of these acquisitions on the Company’s operations were not material.
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2013	Additions/ Adjustments	Foreign Currency Translation	November 30, 2013
Communications, Media & Technology	$234,444	$(938)	$4,159	$237,665
Financial Services	582,649	35,189	3,613	621,451
Health & Public Service	295,044	42,091	1,133	338,268
Products	617,008	19,980	5,716	642,704
Resources	89,441	(11)	1,602	91,032
Total	$1,818,586	$96,311	$16,223	$1,931,120
Subsequent Event
On December 5, 2013, the Company acquired Procurian Inc., a provider of procurement business process solutions, for $375,000. This acquisition enhances Accenture’s capabilities in procurement business process outsourcing across a range of industries. At the date of issuance of the financial statements, the initial business combination accounting was not complete for this acquisition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the three months ended November 30, 2013 was as follows:

	Dividend Per Share	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2013	$0.93	October 8, 2013	$628,852	October 8, 2013	$1,382	$630,234
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net loss of $36,131 and $10,501 for the three months ended November 30, 2013 and 2012, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other expense, net in the Consolidated Income Statements and, for the three months ended November 30, 2013, was not material. In addition, the Company did not discontinue any cash flow hedges during the three months ended November 30, 2013. As of November 30, 2013, $(121,295) of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into Cost of services in the next 12 months.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $87,043 and $36,687 for the three months ended November 30, 2013 and 2012, respectively. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	November 30, 2013	August 31, 2013
Assets
Cash Flow Hedges
Other current assets	$159	$—
Other non-current assets	1,156	—
Other Derivatives
Other current assets	37,789	4,805
Total assets	$39,104	$4,805
Liabilities
Cash Flow Hedges
Other accrued liabilities	$121,454	$187,525
Other non-current liabilities	102,058	159,155
Other Derivatives
Other accrued liabilities	18,155	72,017
Total liabilities	$241,667	$418,697
Total fair value	$(202,563)	$(413,892)
Total notional value	$6,210,850	$5,499,224

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

The Company utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. In the Consolidated Balance Sheets, the Company records derivative assets and liabilities at gross fair value. The potential effect of netting derivative assets against liabilities under the counterparty master agreements was as follows:

	November 30, 2013	August 31, 2013
Net derivative assets	$28,367	$1,317
Net derivative liabilities	230,930	415,209
Total fair value	$(202,563)	$(413,892)

7. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of November 30, 2013 and August 31, 2013, the Company has reflected the fair value of $92,984 and $94,310, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters. These arrangements with clients can include provisions whereby the Company has joint and several liability in relation to the performance of certain contractual obligations along with third parties also providing services and products for a specific project. In addition, the Company’s consulting arrangements may include warranty provisions that the Company’s solutions will substantially operate in accordance with the applicable system requirements. Indemnification provisions are also included in arrangements under which the Company agrees to hold the indemnified party harmless with respect to third-party claims related to such matters as title to assets sold or licensed or certain intellectual property rights.
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
As of November 30, 2013 and August 31, 2013, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $709,000 and $748,000, respectively, of which all but approximately $16,000 and $15,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties that are the consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies
As of November 30, 2013, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

8. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended November 30,
	2013		2012
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,410,983	$153,368	$1,458,786	$183,048
Financial Services	1,597,966	263,568	1,562,942	241,098
Health & Public Service	1,230,074	179,305	1,174,710	143,459
Products	1,801,062	247,387	1,698,543	235,692
Resources	1,315,007	247,471	1,321,465	245,377
Other	3,657	—	3,515	—
Total	$7,358,749	$1,091,099	$7,219,961	$1,048,674

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended August 31, 2013, and with the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended August 31, 2013.
We use the terms “we,” the “Company,” “our” and “us” in this report to refer to Accenture SCA and its subsidiaries. Accenture plc (“Accenture”) is the sole general partner of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2014” means the 12-month period that will end on August 31, 2014. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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

•	Our work with government clients exposes us to additional risks inherent in the government contracting environment.

•	Our business could be materially adversely affected if we incur legal liability.

•	Our results of operations could be materially adversely affected by fluctuations in foreign currency exchange rates.

•	Our alliance relationships may not be successful or may change, which could adversely affect our results of operations.

•	Outsourcing services and the continued expansion of our other services and solutions into new areas subject us to different operational risks than our consulting and systems integration services.

•	Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.

•	If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

•	Our ability to attract and retain business and employees may depend on our reputation in the marketplace.

•	We might not be successful at identifying, acquiring or integrating businesses or entering into joint ventures.

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
For a more detailed discussion of these factors, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013. We undertake no obligation to update or revise any forward-looking statements.

Overview
Revenues are driven by the ability of our executives to secure new contracts and to deliver solutions and services that add value relevant to our clients’ current needs and challenges. The level of revenues we achieve is based on our ability to deliver market-leading service offerings and to deploy skilled teams of professionals quickly and on a global basis.
Our results of operations are affected by economic conditions, including macroeconomic conditions, credit market conditions and levels of business confidence. There continues to be volatility and economic and geopolitical uncertainty in markets around the world, as well as lower levels of spending on some of the types of services we provide in many of the industries we serve, all of which are impacting, and we expect will continue to impact, our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the first quarter of fiscal 2014 were $7.36 billion, compared with $7.22 billion for the first quarter of fiscal 2013, an increase of 2% in U.S. dollars and 3% in local currency. During the first quarter of fiscal 2014, Products, Health & Public Service, Financial Services and Resources experienced year-over-year revenue growth in local currency, while Communications, Media & Technology experienced a slight year-over-year revenue decline in local currency. Revenue growth in local currency was solid in outsourcing, while consulting revenues were flat during the first quarter of fiscal 2014. Clients continue to request a higher volume of outsourcing services, place a greater emphasis on cost savings initiatives and manage the pace and level of spending on existing consulting and outsourcing contracts.
In our consulting business, net revenues for the first quarter of fiscal 2014 were $3.94 billion, compared with $3.96 billion for the first quarter of fiscal 2013, a decrease of 1% in U.S. dollars and flat in local currency. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including digital services (digital marketing, analytics and mobility) and cloud computing. Compared to fiscal 2013, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network, and we expect this trend to continue. The business environment continues to be competitive and, in some areas, we are experiencing pricing pressures.
In our outsourcing business, net revenues for the first quarter of fiscal 2014 were $3.42 billion, compared with $3.26 billion for the first quarter of fiscal 2013, an increase of 5% in U.S. dollars and 6% in local currency. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2013, we provided a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the first quarter of fiscal 2013, the U.S. dollar strengthened against many currencies during the first quarter of fiscal 2014. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was 1% lower than our revenue growth in local currency for the first quarter of fiscal 2014. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2014, we estimate the foreign-exchange impact to our full fiscal 2014 revenue growth will be approximately 0.5% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the first quarter of fiscal 2014 was approximately 87%, down from 88% for the fourth quarter of fiscal 2013, and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 281,000 as of November 30, 2013, compared with approximately 275,000 as of August 31, 2013 and approximately 259,000 as of November 30, 2012. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the first quarter of fiscal 2014 was 11%, down from 12% in the fourth quarter of fiscal 2013 and consistent with the first quarter of fiscal 2013. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with increases or decreases in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2014 became effective September 1, 2013. As in prior fiscal years, we strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and increase our margins could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing services; deploy our employees globally on a timely basis; manage attrition; recover increases in compensation; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the first quarter of fiscal 2014 was 33.3%, compared with 32.8% for the first quarter of fiscal 2013. There were several factors affecting cost of services and increasing gross margin in the first quarter of fiscal 2014. We recorded lower annual bonus compensation, directed a higher proportion of resource capacity to selling and other business development activities, and experienced improved outsourcing contract profitability in the first quarter of fiscal 2014. These positive impacts were partially offset by lower consulting contract profitability, including absorption of annual compensation increases that were effective September 1, 2013, as well as increased costs associated with investments in offerings and acquisitions.
Sales and marketing and general and administrative costs as a percentage of net revenues were 18.7% for the first quarter of fiscal 2014 compared with 18.2% for the first quarter of fiscal 2013. Sales and marketing costs are driven primarily by: compensation costs for business development activities; investment in offerings; marketing- and advertising-related activities; and acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, sales and marketing costs as a percentage of net revenues increased 60 basis points, as we directed a higher percentage of resource capacity to selling and other business development activities resulting in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating income for the first quarter of fiscal 2014 was $1,091 million, compared with $1,049 million for the first quarter of fiscal 2013. Operating margin (Operating income as a percentage of Net revenues) for the first quarter of fiscal 2014 was 14.8%, compared with 14.5% for the first quarter of fiscal 2013.
Our Operating income is also affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs.

Bookings and Backlog
New contract bookings for the first quarter of fiscal 2014 were $8.68 billion, with consulting bookings of $4.28 billion and outsourcing bookings of $4.40 billion.
We provide information regarding our new contract bookings because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. However, new bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. Clients continue to manage the pace and level of their spending, which may impact the conversion of new contract bookings to revenues. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. There are no third-party standards or requirements governing the calculation of bookings. New contract bookings involve estimates and judgments regarding new contracts as well as renewals, extensions and changes to existing contracts. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New contract bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
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

Results of Operations for the Three Months Ended November 30, 2013 Compared to the Three Months Ended November 30, 2012
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended November 30,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended November 30,
	2013	2012			2013	2012
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,411	$1,459	(3)%	(2)%	19%	20%
Financial Services	1,598	1,563	2	3	22	22
Health & Public Service	1,230	1,175	5	6	17	16
Products	1,801	1,699	6	6	24	24
Resources	1,315	1,321	—	1	18	18
Other	4	4	n/m	n/m	—	—
TOTAL NET REVENUES	7,359	7,220	2%	3%	100%	100%
Reimbursements	441	448	(2)
TOTAL REVENUES	$7,800	$7,668	2%
GEOGRAPHIC REGIONS
Americas	$3,434	$3,333	3%	4%	47%	46%
EMEA (1)	2,922	2,825	3	1	40	39
Asia Pacific	1,003	1,062	(6)	5	13	15
TOTAL NET REVENUES	$7,359	$7,220	2%	3%	100%	100%
TYPE OF WORK
Consulting	$3,938	$3,961	(1)%	—%	54%	55%
Outsourcing	3,421	3,259	5	6	46	45
TOTAL NET REVENUES	$7,359	$7,220	2%	3%	100%	100%
_______________
n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.

(2)	Amounts in table may not total due to rounding.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013:
Operating Groups

•
Communications, Media & Technology net revenues decreased 2% in local currency. Outsourcing revenues reflected slight growth, driven by Electronics & High Tech and Media & Entertainment in Americas, partially offset by declines in Electronics & High Tech in EMEA and Communications in Americas. Consulting revenues decreased, due to declines in Communications across all geographic regions and Electronics & High Tech in Asia Pacific, partially offset by strong growth in Electronics & High Tech in Americas. Some of our clients continued to reduce and/or defer their investment in consulting, which had a negative impact on our consulting revenues during the first quarter of fiscal 2014.

•
Financial Services net revenues increased 3% in local currency. Outsourcing revenues reflected strong growth, driven by all industry groups in EMEA and Asia Pacific and Capital Markets in Americas. Consulting revenues reflected a modest decline, due to declines in Insurance and Banking in Americas and EMEA, partially offset by growth in Asia Pacific, particularly in Insurance. In certain industries we continued to experience higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 6% in local currency. Outsourcing revenues reflected strong growth, led by Health and Public Service in Americas. Consulting revenues reflected modest growth, led by Public Service and Health in Americas, partially offset by a decline in Public Service in EMEA.

•
Products net revenues increased 6% in local currency. Outsourcing revenues reflected strong growth, driven by all geographic regions and most industry groups, led by Life Sciences, Air Freight & Travel Services and Automotive. Consulting revenues increased, driven by growth in EMEA across most industry groups, led by Retail and Consumer Goods & Services, and in Asia Pacific in Consumer Goods & Services. This growth was partially offset by declines in Retail in Asia Pacific and Consumer Goods & Services in Americas.

•
Resources net revenues increased 1% in local currency. Consulting revenues reflected slight growth, driven by Energy in Asia Pacific and EMEA, Chemicals in Americas and Utilities in EMEA, partially offset by a decline in Natural Resources in EMEA. Outsourcing revenues reflected a slight decline, primarily due to a decline in Utilities and Natural Resources in Americas, partially offset by growth in Energy in Americas. Some of our clients, primarily in Natural Resources, continued to reduce their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our outsourcing services has moderated. We expect these trends will continue to impact Resources year-over-year net revenue growth in the near term.

Geographic Regions

•	Americas net revenues increased 4% in local currency, driven by the United States, partially offset by declines in Canada and Brazil.

•	EMEA net revenues increased 1% in local currency, driven by Switzerland, France, Netherlands, Germany and Belgium, partially offset by declines in Spain, Finland and South Africa.

•	Asia Pacific net revenues increased 5% in local currency, driven by Australia, Thailand, Japan and Indonesia.
Operating Expenses
Operating expenses for the first quarter of fiscal 2014 were $6,709 million, an increase of $89 million, or 1%, over the first quarter of fiscal 2013, and decreased as a percentage of revenues to 86.0% from 86.3% during this period. Operating expenses before reimbursable expenses for the first quarter of fiscal 2014 were $6,268 million, an increase of $96 million, or 2%, over the first quarter of fiscal 2013, and decreased as a percentage of net revenues to 85.2% from 85.5% during this period.
Cost of Services
Cost of services for the first quarter of fiscal 2014 was $5,350 million, an increase of $49 million, or 1%, over the first quarter of fiscal 2013, and decreased as a percentage of revenues to 68.6% from 69.1% during this period. Cost of services before reimbursable expenses for the first quarter of fiscal 2014 was $4,909 million, an increase of $56 million, or 1%, over the first quarter of fiscal 2013, and decreased as a percentage of net revenues to 66.7% from 67.2% during this period. Gross margin for the first quarter of fiscal 2014 increased to 33.3% from 32.8% for the first quarter of fiscal 2013. There were several factors affecting cost of services and increasing gross margin in the first quarter of fiscal 2014.We recorded lower annual bonus compensation, directed a higher proportion of resource capacity to selling and other business development activities, and experienced improved outsourcing contract profitability in the first quarter of fiscal 2014. These positive impacts were partially offset by lower consulting contract profitability, including absorption of annual compensation increases that were effective September 1, 2013, as well as increased costs associated with investments in offerings and acquisitions.
Sales and Marketing
Sales and marketing expense for the first quarter of fiscal 2014 was $928 million, an increase of $60 million, or 7%, over the first quarter of fiscal 2013, and increased as a percentage of net revenues to 12.6% from 12.0% during this period. Sales and marketing increased as a percentage of net revenues, as we directed a higher percentage of resource capacity to selling and other business development activities resulting in a greater amount of payroll costs for our client-services personnel being directed to sales and marketing rather than to other activities, which are typically captured in cost of services.
General and Administrative Costs
General and administrative costs for the first quarter of fiscal 2014 were $448 million, a decrease of $1 million from the first quarter of fiscal 2013, and decreased as a percentage of net revenues to 6.1% from 6.2% during this period.
Reorganization (Benefits) Costs, net
We recorded reorganization benefits of $18 million during the first quarter of fiscal 2014. These benefits reflect the release of all remaining reorganization liabilities established in connection with our transition to a corporate structure in 2001.
Operating Income and Operating Margin
Operating income for the first quarter of fiscal 2014 was $1,091 million, an increase of $42 million, or 4%, over the first quarter of fiscal 2013, and increased as a percentage of net revenues to 14.8% from 14.5% during this period.

Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended November 30,
	2013		2012
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$153	11%	$183	13%	$(30)
Financial Services	264	16	241	15	22
Health & Public Service	179	15	143	12	36
Products	247	14	236	14	12
Resources	247	19	245	19	2
Total	$1,091	14.8%	$1,049	14.5%	$42
 _______________

(1)	Amounts in table may not total due to rounding.
The commentary below provides additional insight into operating group performance and operating margin for the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013:

•	Communications, Media & Technology operating income decreased, primarily due to lower contract profitability and higher sales and marketing costs as a percentage of net revenues.

•	Financial Services operating income increased, primarily due to outsourcing revenue growth, partially offset by higher sales and marketing costs as a percentage of net revenues.

•	Health & Public Service operating income increased, primarily due to revenue growth.

•	Products operating income was relatively flat, as revenue growth was largely offset by higher sales and marketing costs as a percentage of net revenues.

•	Resources operating income was flat.
Provision for Income Taxes
The effective tax rate for the first quarter of fiscal 2014 was 25.1%, compared with 26.8% for the first quarter of fiscal 2013. The lower effective tax rate in the first quarter of fiscal 2014 was due to lower additions to tax reserves and benefits related to the release of reorganization liabilities, partially offset by lower benefits related to final determinations.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2014 annual effective tax rate to be in the range of 26.5% to 27.5%. The fiscal 2013 annual effective tax rate was 18.1%. During fiscal 2013, we recorded reorganization benefits of $274 million, which increased income before taxes without any increase in income tax expense. The fiscal 2013 effective tax rate was also impacted by a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009 recorded during fiscal 2013. Absent these items, the effective tax rate for fiscal 2013 would have been 25.3%
Net Income
Net income for the first quarter of fiscal 2014 was $812 million, an increase of $46 million, or 6%, over the first quarter of fiscal 2013, primarily due to higher revenues and operating results, the impact of the reorganization benefits, and a lower effective tax rate.

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
As of November 30, 2013, Cash and cash equivalents was $4.5 billion, compared with $5.6 billion as of August 31, 2013.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Three Months Ended November 30,
	2013	2012	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$181	$(109)	$290
Investing activities	(196)	(296)	100
Financing activities	(1,139)	(578)	(561)
Effect of exchange rate changes on cash and cash equivalents	48	21	27
Net decrease in cash and cash equivalents	$(1,105)	$(962)	$(143)
_______________

(1)	Amounts in table may not total due to rounding.
Operating activities: The year-over-year improvement in operating cash flow was primarily due to a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan in the first quarter of fiscal 2013, which had a net impact of $350 million, after tax.
Investing activities: The $100 million decrease in cash used was primarily due to decreased spending on business acquisitions. For additional information, see Note 4 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $561 million increase in cash used was primarily due to an increase in the net purchases of shares and an increase in cash dividends paid. For additional information, see Note 5 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of November 30, 2013, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	529	—
Local guaranteed and non-guaranteed lines of credit	175	—
Total	$1,705	$—
_______________

(1)	Amounts in table may not total due to rounding.
Under the borrowing facilities described above, we had an aggregate of $187 million of letters of credit outstanding as of November 30, 2013.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of November 30, 2013, Accenture’s and our aggregate available authorization was $6,332 million for Accenture’s publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the three months ended November 30, 2013 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
		(in millions of U.S. dollars)
Accenture SCA Class I common shares	446,737	$33
Accenture Canada Holdings Inc. exchangeable shares	27,000	2
Total	473,737	$35
Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during the remainder of fiscal 2014. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.
Other Share Redemptions
During the first quarter of fiscal 2014, Accenture issued 263,471 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at our option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the first quarter of fiscal 2014, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
Recently Adopted Accounting Pronouncements
In September 2013, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”), which requires enhanced disclosures about certain financial instruments and derivative instruments that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements. The guidance also requires the disclosure of the gross amounts subject to rights of offset, amounts of offset and the related net exposure. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. For additional information related to master netting arrangements, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
In August 2013, we adopted guidance issued by the FASB which requires enhanced disclosures in the notes to the consolidated financial statements to present separately, by item, reclassifications out of accumulated other comprehensive income (loss). The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. For additional information related to the reclassifications out of accumulated other comprehensive income (loss), see Note 3 (Accumulated Other Comprehensive Loss) to our Consolidated Financial Statements under Item 1, “Financial Statements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the first quarter of fiscal 2014, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer of Accenture, the general partner of Accenture SCA, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the principal executive officer and the principal financial officer of Accenture have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the first quarter of fiscal 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
September 1, 2013 — September 30, 2013
Class I common shares	—	—	—	—
October 1, 2013 — October 31, 2013
Class I common shares	157,389	$73.61	—	—
November 1, 2013 — November 30, 2013
Class I common shares	289,348	$75.46	—	—
Total
Class I common shares	446,737	$74.81	—	—
Accenture Canada Holdings Inc.
September 1, 2013 — September 30, 2013
Exchangeable shares	—	—	—	—
October 1, 2013 — October 31, 2013
Exchangeable shares	27,000	$73.68	—	—
November 1, 2013 — November 30, 2013
Exchangeable shares	—	—	—	—
Total
Exchangeable shares	27,000	$73.68	—	—
 _______________

(1)
During the first quarter of fiscal 2014, we acquired a total of 446,737 Accenture SCA Class I common shares and 27,000 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the first quarter of fiscal 2014, Accenture issued 263,471 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of November 30, 2013, Accenture’s and our aggregate available authorization for share purchases and redemptions was $6,332 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares
On September 30, 2013, October 8, 2013, October 31, 2013, November 26, 2013 and November 29, 2013, we transferred an aggregate of 5,352,293 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the first quarter of fiscal 2014. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
September 1, 2013 — September 30, 2013
Class A ordinary shares	2,362,708	$74.42	1,729,500	$6,834
Class X ordinary shares	—	$0.0000225	—	—
October 1, 2013 — October 31, 2013
Class A ordinary shares	4,270,168	$73.03	3,779,012	$6,545
Class X ordinary shares	220,683	$0.0000225	—	—
November 1, 2013 — November 30, 2013
Class A ordinary shares	2,608,590	$76.07	2,500,697	$6,332
Class X ordinary shares	311,633	$0.0000225	—	—
Total
Class A ordinary shares (4)	9,241,466	$74.24	8,009,209
Class X ordinary shares (5)	532,316	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the first quarter of fiscal 2014, Accenture purchased 8,009,209 Accenture plc Class A ordinary shares under this program for an aggregate price of $596 million. The open-market purchase program does not have an expiration date.

(3)
As of November 30, 2013, Accenture’s and our aggregate available authorization for share purchases and redemptions was $6,332 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of November 30, 2013, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the first quarter of fiscal 2014, Accenture purchased 1,232,257 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the first quarter of fiscal 2014, Accenture redeemed 532,316 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

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
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2013 and November 30, 2012, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2013 and November 30, 2012, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2013, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2013 and November 30, 2012 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 19, 2013

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA
(Principal Financial Officer and Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

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
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013, (ii) Consolidated Income Statements (Unaudited) for the three months ended November 30, 2013 and November 30, 2012, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended November 30, 2013 and November 30, 2012, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the three months ended November 30, 2013, (v) Consolidated Cash Flows Statements (Unaudited) for the three months ended November 30, 2013 and November 30, 2012 and (vi) the Notes to Consolidated Financial Statements (Unaudited)