Form 10-Q
period 2014-05-31
ACCENTURE SCA
filed 2014-06-26
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 12, 2014 was 1,049,032,064 (which number includes 1,010,816,951 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
May 31, 2014 and August 31, 2013
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2014	August 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,048,859	$5,631,885
Short-term investments	2,687	2,525
Receivables from clients, net	3,804,826	3,333,126
Unbilled services, net	1,765,235	1,513,448
Deferred income taxes, net	818,747	794,917
Other current assets	694,339	568,277
Total current assets	11,134,693	11,844,178
NON-CURRENT ASSETS:
Unbilled services, net	27,593	18,447
Investments	70,405	43,631
Property and equipment, net	786,599	779,675
Goodwill	2,354,811	1,818,586
Deferred contract costs	617,447	554,747
Deferred income taxes, net	1,096,287	1,018,567
Other non-current assets	914,549	789,218
Total non-current assets	5,867,691	5,022,871
TOTAL ASSETS	$17,002,384	$16,867,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$139	$—
Accounts payable	957,633	961,851
Deferred revenues	2,308,594	2,230,615
Accrued payroll and related benefits	3,015,460	3,460,393
Accrued consumption taxes	358,120	308,655
Income taxes payable	404,306	266,593
Deferred income taxes, net	19,511	24,031
Other accrued liabilities	552,405	908,852
Total current liabilities	7,616,168	8,160,990
NON-CURRENT LIABILITIES:
Long-term debt	26,534	25,600
Deferred revenues relating to contract costs	517,221	517,397
Retirement obligation	922,413	872,761
Deferred income taxes, net	158,404	174,818
Income taxes payable	1,299,129	1,224,251
Other non-current liabilities	317,217	463,403
Total non-current liabilities	3,240,918	3,278,230
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of May 31, 2014 and August 31, 2013	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	986,495	875,156
Additional paid-in capital	6,063,662	5,747,846
Treasury shares, at cost: Class I common, 365,598,663 and 358,808,075 shares as of May 31, 2014 and August 31, 2013, respectively	(16,455,594)	(15,268,879)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of May 31, 2014 and August 31, 2013	(456,864)	(456,864)
Retained earnings	14,848,981	13,788,956
Accumulated other comprehensive loss	(748,584)	(1,116,162)
Total Accenture SCA shareholders’ equity	5,942,258	5,274,215
Noncontrolling interests	203,040	153,614
Total shareholders’ equity	6,145,298	5,427,829
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,002,384	$16,867,049
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2014 and 2013
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,735,638	$7,198,140	$22,225,054	$21,476,143
Reimbursements	504,542	509,795	1,382,305	1,393,148
Revenues	8,240,180	7,707,935	23,607,359	22,869,291
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,199,281	4,760,121	15,009,208	14,441,568
Reimbursable expenses	504,542	509,795	1,382,305	1,393,148
Cost of services	5,703,823	5,269,916	16,391,513	15,834,716
Sales and marketing	899,250	886,641	2,664,715	2,588,890
General and administrative costs	458,341	458,631	1,347,999	1,363,034
Reorganization benefits, net	—	(49,224)	(18,015)	(272,526)
Total operating expenses	7,061,414	6,565,964	20,386,212	19,514,114
OPERATING INCOME	1,178,766	1,141,971	3,221,147	3,355,177
Interest income	7,513	7,251	22,229	25,877
Interest expense	(4,290)	(3,588)	(12,296)	(11,778)
Other (expense) income, net	(6,051)	951	(21,437)	5,114
INCOME BEFORE INCOME TAXES	1,175,938	1,146,585	3,209,643	3,374,390
Provision for income taxes	294,125	272,522	793,853	547,198
NET INCOME	881,813	874,063	2,415,790	2,827,192
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,813)	(1,905)	(5,070)	(6,269)
Net income attributable to noncontrolling interests – other	(12,954)	(10,628)	(31,838)	(25,819)
NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$867,046	$861,530	$2,378,882	$2,795,104
Cash dividends per share	$0.93	$0.81	$1.86	$1.62
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2014 and 2013
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
NET INCOME	$881,813	$874,063	$2,415,790	$2,827,192
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation	67,569	(111,616)	153,706	(134,703)
Defined benefit plans	3,236	(7,890)	11,690	(13,711)
Cash flow hedges	98,925	(54,375)	202,182	(35,847)
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE SCA	169,730	(173,881)	367,578	(184,261)
Other comprehensive income (loss) attributable to noncontrolling interests	1,059	(1,266)	449	(1,142)
COMPREHENSIVE INCOME	$1,052,602	$698,916	$2,783,817	$2,641,789

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE SCA	$1,036,776	$687,650	$2,746,460	$2,610,843
Comprehensive income attributable to noncontrolling interests	15,826	11,266	37,357	30,946
COMPREHENSIVE INCOME	$1,052,602	$698,916	$2,783,817	$2,641,789

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2014
(In thousands of U.S. dollars and share amounts)
(Unaudited)

			Restricted Share Units (related to Accenture plc Class A ordinary shares)
	Class I Common Shares				Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity
	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2013	$1,704,162	1,049,032	$875,156	$5,747,846	$(15,268,879)	(358,808)	$(456,864)	(13,817)	$13,788,956	$(1,116,162)	$5,274,215	$153,614	$5,427,829
Net income									2,378,882		2,378,882	36,908	2,415,790
Other comprehensive income										367,578	367,578	449	368,027
Income tax benefit on share-based compensation plans				77,940							77,940		77,940
Share-based compensation expense			485,194	34,795							519,989		519,989
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(6,315)	(1,629,293)	(20,873)					(1,635,608)	(3,448)	(1,639,056)
Issuances of Accenture SCA Class I common shares related to employee share programs			(427,633)	209,548	442,578	14,082					224,493	464	224,957
Dividends			53,778						(1,305,993)		(1,252,215)	(2,701)	(1,254,916)
Other, net				(152)					(12,864)		(13,016)	17,754	4,738
Balance as of May 31, 2014	$1,704,162	1,049,032	$986,495	$6,063,662	$(16,455,594)	(365,599)	$(456,864)	(13,817)	$14,848,981	$(748,584)	$5,942,258	$203,040	$6,145,298
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2014 and 2013
(In thousands of U.S. dollars)
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,415,790	$2,827,192
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	456,664	439,321
Reorganization benefits, net	(18,015)	(272,526)
Share-based compensation expense	519,989	473,317
Deferred income taxes, net	(203,605)	(129,371)
Other, net	133,014	(65,284)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(331,649)	(278,066)
Unbilled services, current and non-current, net	(166,744)	(75,626)
Other current and non-current assets	(294,028)	71,857
Accounts payable	(50,055)	24,956
Deferred revenues, current and non-current	(64,010)	(43,667)
Accrued payroll and related benefits	(544,946)	(169,412)
Income taxes payable, current and non-current	158,555	(254,699)
Other current and non-current liabilities	(174,087)	(520,374)
Net cash provided by operating activities	1,836,873	2,027,618
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	4,095	12,880
Purchases of property and equipment	(220,413)	(267,364)
Purchases of businesses and investments, net of cash acquired	(675,220)	(369,145)
Net cash used in investing activities	(891,538)	(623,629)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	224,957	207,010
Purchases of shares	(1,639,056)	(1,196,454)
Proceeds from (repayments of) long-term debt, net	734	(34)
Proceeds from short-term borrowings, net	—	69
Cash dividends paid	(1,254,916)	(1,121,738)
Excess tax benefits from share-based payment arrangements	103,066	95,121
Other, net	(15,360)	(25,967)
Net cash used in financing activities	(2,580,575)	(2,041,993)
Effect of exchange rate changes on cash and cash equivalents	52,214	(64,437)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,583,026)	(702,441)
CASH AND CASH EQUIVALENTS, beginning of period	5,631,885	6,640,526
CASH AND CASH EQUIVALENTS, end of period	$4,048,859	$5,938,085
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2014.
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
Allowances for Client Receivables and Unbilled Services
As of May 31, 2014 and August 31, 2013, total allowances recorded for client receivables and unbilled services were $81,616 and $91,716, respectively.
Accumulated Depreciation
As of May 31, 2014 and August 31, 2013, total accumulated depreciation was $1,835,013 and $1,608,211, respectively.
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
New Accounting Pronouncement
On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for the Company beginning September 1, 2017, including interim periods in its fiscal year 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.
2. INCOME TAXES
Effective Tax Rate
The Company’s effective tax rates for the three months ended May 31, 2014 and 2013 were 25.0% and 23.8%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2014 and 2013 were 24.7% and 16.2%, respectively. During the three and nine months ended May 31, 2013, the Company recorded reorganization benefits of $49,690 and $273,945, respectively, which increased income before income taxes without any increase in income tax expense. In addition, during the

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

three months ended February 28, 2013, the Company recorded a benefit of $242,938 related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, the effective tax rates would have been 24.8% and 25.5% for the three and nine months ended May 31, 2013, respectively.

3. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture SCA:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Foreign currency translation
Beginning balance	$(348,776)	$(183,995)	$(434,913)	$(160,908)
Foreign currency translation	66,568	(113,117)	149,898	(135,839)
Income tax benefit	1,860	370	3,822	101
Portion attributable to noncontrolling interests	(859)	1,131	(14)	1,035
Foreign currency translation, net of tax	67,569	(111,616)	153,706	(134,703)
Ending balance	(281,207)	(295,611)	(281,207)	(295,611)

Defined benefit plans
Beginning balance	(447,726)	(544,236)	(456,180)	(538,415)
Actuarial (losses) gains	—	(2,063)	—	15,712
Prior service costs arising during the period	—	—	—	(48,774)
Reclassifications into net periodic pension and post-retirement expense (1)	5,288	7,011	15,185	27,384
Income tax expense	(2,046)	(12,855)	(3,471)	(8,063)
Portion attributable to noncontrolling interests	(6)	17	(24)	30
Defined benefit plans, net of tax	3,236	(7,890)	11,690	(13,711)
Ending balance	(444,490)	(552,126)	(444,490)	(552,126)

Cash flow hedges
Beginning balance	(121,812)	(749)	(225,069)	(19,277)
Unrealized gains (losses)	130,182	(87,081)	223,807	(76,092)
Reclassification adjustments into Cost of services	20,676	3,080	91,725	20,272
Income tax (expense) benefit	(51,739)	29,508	(112,939)	19,896
Portion attributable to noncontrolling interests	(194)	118	(411)	77
Cash flow hedges, net of tax	98,925	(54,375)	202,182	(35,847)
Ending balance	(22,887)	(55,124)	(22,887)	(55,124)

Marketable securities
Beginning balance	—	5	—	5
Ending balance	—	5	—	5

Accumulated other comprehensive loss	$(748,584)	$(902,856)	$(748,584)	$(902,856)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. BUSINESS COMBINATIONS AND GOODWILL
On December 4, 2013, the Company acquired Procurian Inc. (“Procurian”), a provider of procurement business process solutions, for $386,407, net of cash acquired. This acquisition enhanced Accenture’s capabilities in procurement business process outsourcing across a range of industries and resulted in approximately 780 Procurian employees joining Accenture. In connection with this acquisition, the Company recorded goodwill of $310,157, which was allocated to all five reportable operating segments, and intangible assets of $60,388, primarily related to customer relationships and technology. The goodwill is substantially non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of this acquisition on the Company’s operations were not material.
During the nine months ended May 31, 2014, the Company also completed other individually immaterial acquisitions for total consideration of $258,715, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $199,205, which was allocated among the reportable operating segments, and intangible assets of $77,150, primarily related to customer relationships, customer backlog and technology related assets. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of these acquisitions on the Company’s operations were not material.
Goodwill also included immaterial adjustments related to prior period acquisitions. The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2013	Additions/ Adjustments	Foreign Currency Translation	May 31, 2014
Communications, Media & Technology	$234,444	$90,083	$5,900	$330,427
Financial Services	582,649	111,502	8,522	702,673
Health & Public Service	295,044	67,184	1,444	363,672
Products	617,008	203,799	7,873	828,680
Resources	89,441	36,823	3,095	129,359
Total	$1,818,586	$509,391	$26,834	$2,354,811
5. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the nine months ended May 31, 2014 was as follows:

	Dividend Per Share	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 15, 2013	$0.93	October 8, 2013	$628,852	October 8, 2013	$1,382	$630,234
May 15, 2014	0.93	April 8, 2014	623,363	April 8, 2014	1,319	624,682
Total Dividends			$1,252,215		$2,701	$1,254,916
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net loss of $20,676 and $3,080 for the three months ended May 31, 2014 and 2013, respectively. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net loss of $91,725 and $20,272 for the nine months ended May 31, 2014 and 2013, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other (expense) income, net in the Consolidated Income Statements and, for the three and nine months ended May 31, 2014, was not material. In addition, the Company did not discontinue any cash flow hedges during the three and nine months ended May 31, 2014. As of May 31, 2014, $22,270 of the amounts related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into Cost of services in the next 12 months. For additional information related to the derivatives designated as cash flow hedges that were reclassified into Cost of services, see Note 3 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $21,039 and $119,515 for the three and nine months ended May 31, 2014, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $59,586 and $38,662 for the three and nine months ended May 31, 2013, respectively. Gains and losses on these contracts are recorded in Other (expense) income, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2014	August 31, 2013
Assets
Cash Flow Hedges
Other current assets	$23,221	$—
Other non-current assets	22,782	—
Other Derivatives
Other current assets	13,904	4,805
Total assets	$59,907	$4,805
Liabilities
Cash Flow Hedges
Other accrued liabilities	$45,491	$187,525
Other non-current liabilities	31,661	159,155
Other Derivatives
Other accrued liabilities	12,646	72,017
Total liabilities	$89,798	$418,697
Total fair value	$(29,891)	$(413,892)
Total notional value	$5,903,108	$5,499,224

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

	May 31, 2014	August 31, 2013
Net derivative assets	$20,340	$1,317
Net derivative liabilities	50,231	415,209
Total fair value	$(29,891)	$(413,892)
7. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of May 31, 2014 and August 31, 2013, the Company has reflected the fair value of $95,988 and $94,310, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
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
As of May 31, 2014 and August 31, 2013, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $715,000 and $748,000, respectively, of which all but approximately $14,000 and $15,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Legal Contingencies
As of May 31, 2014, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.
8. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2014		2013
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,524,898	$222,957	$1,425,655	$213,359
Financial Services	1,677,066	252,928	1,574,479	275,730
Health & Public Service	1,313,840	213,099	1,191,070	167,524
Products	1,914,539	253,357	1,724,596	263,978
Resources	1,301,774	236,425	1,279,221	221,380
Other	3,521	—	3,119	—
Total	$7,735,638	$1,178,766	$7,198,140	$1,141,971

	Nine Months Ended May 31,
	2014		2013
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$4,344,497	$558,140	$4,295,930	$622,151
Financial Services	4,838,687	725,634	4,646,286	760,986
Health & Public Service	3,727,642	538,018	3,558,478	499,201
Products	5,461,116	706,270	5,103,858	763,904
Resources	3,841,678	693,085	3,852,560	708,935
Other	11,434	—	19,031	—
Total	$22,225,054	$3,221,147	$21,476,143	$3,355,177

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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be volatility and economic and geopolitical uncertainty in certain markets around the world, as well as lower levels of spending on some of the types of services we provide, all of which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions.
Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2014 were $7.74 billion, compared with $7.20 billion for the third quarter of fiscal 2013, an increase of 7% in both U.S. dollars and local currency. Net revenues for the nine months ended May 31, 2014 were $22.23 billion, compared with $21.48 billion for the nine months ended May 31, 2013, an increase of 3% in U.S. dollars and 4% in local currency. During the third quarter of fiscal 2014, all of our operating groups experienced year-over-year revenue growth in local currency. Revenue growth in local currency was strong in outsourcing and solid in consulting during the third quarter of fiscal 2014. Clients continue to request a higher volume of outsourcing services, place a greater emphasis on cost savings initiatives and manage the pace and level of spending on existing consulting and outsourcing contracts. The business environment continues to be competitive and, in many areas, we are experiencing pricing pressures.
In our consulting business, net revenues for the third quarter of fiscal 2014 were $4.09 billion, compared with $3.87 billion for the third quarter of fiscal 2013, an increase of 6% in U.S. dollars and 5% in local currency. Net consulting revenues for the nine months ended May 31, 2014 were $11.72 billion, compared with $11.58 billion for the nine months ended May 31, 2013, an increase of 1% in U.S. dollars and 2% in local currency. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including digital services (digital marketing, analytics and mobility) and cloud computing. Compared to fiscal 2013, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue, and we expect this trend to continue.
In our outsourcing business, net revenues for the third quarter of fiscal 2014 were $3.65 billion, compared with $3.33 billion for the third quarter of fiscal 2013, an increase of 10% in U.S. dollars and 9% in local currency. Net outsourcing revenues for the nine months ended May 31, 2014 were $10.50 billion, compared with $9.90 billion for the nine months ended May 31, 2013, an increase of 6% in U.S. dollars and 7% in local currency. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2013, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. When compared to the third quarter of fiscal 2013, in aggregate, there was minimal foreign currency translation impact during the third quarter of fiscal 2014, resulting in U.S. dollar revenue growth that was approximately the same as our revenue growth in local currency. When compared to the nine months ended May 31, 2013, the U.S. dollar strengthened against many currencies during the nine months ended May 31, 2014. This resulted in unfavorable currency translation and U.S. dollar revenue growth that was approximately 1% lower than our revenue growth in local currency for the nine months ended May 31, 2014. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2014, we estimate the foreign-exchange impact to our full fiscal 2014 revenue growth will be approximately 0.5% lower growth in U.S. dollars than our growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on billable work. Utilization for the third quarter of fiscal 2014 was approximately 88%, up from 87% for the second quarter of fiscal 2014, flat with the third quarter of fiscal 2013 and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.

We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 293,000 as of May 31, 2014, compared with approximately 289,000 as of February 28, 2014 and approximately 266,000 as of May 31, 2013. The year-over-year increase in our headcount reflects an overall increase in demand for our services, including those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2014 was 14%, up from 12% in both the second quarter of fiscal 2014 and the third quarter of fiscal 2013. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2014 became effective September 1, 2013. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margins could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing and emerging technology services; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the third quarter of fiscal 2014 was 32.8%, compared with 33.9% for the third quarter of fiscal 2013. Gross margin for the nine months ended May 31, 2014 was 32.5%, compared with 32.8% for the nine months ended May 31, 2013. There were several factors affecting cost of services and gross margin in the nine months ended May 31, 2014. We experienced lower consulting and outsourcing contract profitability compared to the same period in fiscal 2013, primarily due to pricing pressures and higher payroll costs and, to a lesser extent, lower margins in the early stages of a few large contracts. We expect to continue our efforts to adjust the mix of resources to reduce these impacts and to recover annual compensation increases that were effective September 1, 2013. In addition, we made higher investments associated with acquisitions and offerings. While we accrued significant variable compensation during the nine months ended May 31, 2014, the amounts accrued are lower than the same period in fiscal 2013 and largely offset the impacts noted above.
Sales and marketing and general and administrative costs as a percentage of net revenues were 17.5% for the third quarter of fiscal 2014 and 18.1% for the nine months ended May 31, 2014, compared with 18.7% for the third quarter of fiscal 2013 and 18.4% for the nine months ended May 31, 2013. Sales and marketing costs are driven primarily by: compensation costs for business development activities; investment in offerings; marketing- and advertising-related activities; and acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013, sales and marketing costs as a percentage of net revenues decreased 10 basis points, while general and administrative costs as a percentage of net revenues decreased 20 basis points. Our margins could be adversely affected if our cost-management actions are not sufficient to maintain sales and marketing and general and administrative costs at or below current levels as a percentage of net revenues.
Operating income for the third quarter of fiscal 2014 was $1,179 million, compared with $1,142 million for the third quarter of fiscal 2013. Operating income for the nine months ended May 31, 2014 was $3,221 million, compared with $3,355 million for the nine months ended May 31, 2013. Operating margin (Operating income as a percentage of Net revenues) for the third quarter of fiscal 2014 was 15.2%, compared with 15.9% for the third quarter of fiscal 2013. Operating margin for the nine months ended May 31, 2014 was 14.5%, compared with 15.6% for the nine months ended May 31, 2013. We recorded reorganization benefits of $50 million in the third quarter of fiscal 2013 and $274 million in the nine months ended May 31, 2013 which increased operating margin by 70 and 130 basis points, respectively. Excluding the effects of the reorganization benefits, operating margin for the third quarter of fiscal 2013 and the nine months ended May 31, 2013 would have been 15.2% and 14.3%, respectively.
The effective tax rates for the third quarter of fiscal 2014 and the nine months ended May 31, 2014 were 25.0% and 24.7%, respectively. The effective tax rates for the third quarter of fiscal 2013 and the nine months ended May 31, 2013 were 23.8% and 16.2%, respectively. The above noted reorganization benefits recorded in the third quarter of fiscal 2013 and in the nine months ended May 31, 2013 increased income before income taxes without any increase in income tax expense. In addition, during the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, our effective tax rates for the third quarter of fiscal 2013 and the nine months ended May 31, 2013 would have been 24.8% and 25.5%, respectively.
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

Bookings and Backlog
New bookings for the third quarter of fiscal 2014 were $8.77 billion, with consulting bookings of $4.31 billion and outsourcing bookings of $4.46 billion. New bookings for the nine months ended May 31, 2014 were $27.55 billion, with consulting bookings of $13.20 billion and outsourcing bookings of $14.35 billion.
We provide information regarding our new bookings, which include new contracts, including those acquired through acquisitions, as well as renewals, extensions and changes to existing contracts, because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. New bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. The types of services clients are demanding and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, outsourcing bookings, which are typically for multi-year contracts, generally convert to revenue at a slower pace compared to consulting bookings. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. New bookings involve estimates and judgments. There are no third-party standards or requirements governing the calculation of bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
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

Results of Operations for the Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended May 31,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Three Months Ended May 31,
	2014	2013			2014	2013
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,525	$1,426	7%	7%	20%	20%
Financial Services	1,677	1,574	7	5	21	22
Health & Public Service	1,314	1,191	10	11	17	16
Products	1,915	1,725	11	10	25	24
Resources	1,302	1,279	2	2	17	18
Other	4	3	n/m	n/m	—	—
TOTAL NET REVENUES	7,736	7,198	7%	7%	100%	100%
Reimbursements	505	510	(1)
TOTAL REVENUES	$8,240	$7,708	7%
GEOGRAPHIC REGIONS
Americas	$3,637	$3,444	6%	7%	47%	48%
EMEA (1)	3,130	2,778	13	7	40	39
Asia Pacific	969	975	(1)	6	13	13
TOTAL NET REVENUES	$7,736	$7,198	7%	7%	100%	100%
TYPE OF WORK
Consulting	$4,086	$3,867	6%	5%	53%	54%
Outsourcing	3,649	3,331	10	9	47	46
TOTAL NET REVENUES	$7,736	$7,198	7%	7%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)	EMEA includes Europe, the Middle East and Africa.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013:
Operating Groups

•
Communications, Media & Technology net revenues increased 7% in local currency. Consulting revenues reflected strong growth, driven by Electronics & High Tech and Media & Entertainment across all geographic regions, partially offset by declines in Communications across all geographic regions. Outsourcing revenues reflected strong growth, driven by all industry groups in Americas, particularly in Electronics & High Tech, partially offset by a decline in Electronics & High Tech in EMEA.

•
Financial Services net revenues increased 5% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in EMEA and Asia Pacific and Capital Markets in Americas. These increases were partially offset by declines in Insurance and Banking in Americas. Consulting revenues were flat, as growth in Banking in EMEA and Asia Pacific was offset by declines in Insurance across all geographic regions. In certain industries we continued to experience higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 11% in local currency. Outsourcing revenues reflected very strong growth, led by Health and Public Service in Americas, partially offset by a decline in Health in EMEA. Consulting revenues reflected strong growth, led by Health and Public Service in Americas and Public Service in Asia Pacific.

•
Products net revenues increased 10% in local currency. Consulting revenues reflected strong growth, driven by most industry groups in EMEA and Americas, led by Retail in EMEA and Consumer Goods & Services in Americas. Outsourcing revenues reflected strong growth, driven by most industry groups across all geographic regions, led by Air Freight & Travel Services in Americas and Retail in EMEA.

•
Resources net revenues increased 2% in local currency. Outsourcing revenues reflected strong growth, led by Energy in Americas, Utilities in EMEA and Natural Resources in Asia Pacific. Consulting revenues reflected a slight decline, due to declines in Natural Resources across all geographic regions and Energy in Americas, partially offset by growth in Energy and Chemicals in Asia Pacific and Utilities in EMEA. Some of our clients, primarily in Natural Resources, continued to reduce their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our services has moderated. We expect these trends will continue to impact Resources year-over-year net revenue growth in the near term.

Geographic Regions

•	Americas net revenues increased 7% in local currency, driven by the United States and Brazil, partially offset by a decline in Canada.

•	EMEA net revenues increased 7% in local currency, driven by France, Italy, the United Kingdom, Norway and Germany. These increases were partially offset by declines in South Africa and Spain.

•	Asia Pacific net revenues increased 6% in local currency, driven by Japan and to a lesser extent India, partially offset by declines in Singapore and South Korea.
Operating Expenses
Operating expenses for the third quarter of fiscal 2014 were $7,061 million, an increase of $495 million, or 8%, over the third quarter of fiscal 2013, and increased as a percentage of revenues to 85.7% from 85.2% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2014 were $6,557 million, an increase of $501 million, or 8%, over the third quarter of fiscal 2013, and increased as a percentage of net revenues to 84.8% from 84.1% during this period. Operating expenses in the third quarter of fiscal 2013 included reorganization benefits of $50 million as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.
Cost of Services
Cost of services for the third quarter of fiscal 2014 was $5,704 million, an increase of $434 million, or 8%, over the third quarter of fiscal 2013, and increased as a percentage of revenues to 69.2% from 68.4% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2014 was $5,199 million, an increase of $439 million, or 9%, over the third quarter of fiscal 2013, and increased as a percentage of net revenues to 67.2% from 66.1% during this period. Gross margin for the third quarter of fiscal 2014 decreased to 32.8% from 33.9% for the third quarter of fiscal 2013. We experienced lower consulting and outsourcing contract profitability compared to the same period in fiscal 2013, primarily due to pricing pressures and higher payroll costs and, to a lesser extent, lower margins in the early stages of a few large contracts.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2014 was $899 million, an increase of $13 million, or 1%, over the third quarter of fiscal 2013, and decreased as a percentage of net revenues to 11.6% from 12.3%. The decrease as a percentage of net revenues was due to growth of selling and other business development costs at a rate lower than that of net revenues.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2014 were $458 million, flat with the third quarter of fiscal 2013, and decreased as a percentage of net revenues to 5.9% from 6.4% during this period. The decrease as a percentage of net revenues was due to growth of general and administrative costs at a rate lower than that of net revenues.

Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2014 was $1,179 million, an increase of $37 million, or 3%, over the third quarter of fiscal 2013. During the third quarter of fiscal 2013, we recorded reorganization benefits of $50 million, which increased operating margin by 70 basis points. Excluding the effects of the fiscal 2013 reorganization benefits, operating margin for the third quarter of fiscal 2014 was flat compared with the third quarter of fiscal 2013.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended May 31,
	2014		2013
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$223	15%	$213	15%
Financial Services	253	15	276	18
Health & Public Service	213	16	168	14
Products	253	13	264	15
Resources	236	18	221	17
Total	$1,179	15.2%	$1,142	15.9%
 _______________
Amounts in table may not total due to rounding.
Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Three Months Ended May 31,
	2014		2013
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$223	15%	$213	$10	$204	14%	$19
Financial Services	253	15	276	11	265	17	(12)
Health & Public Service	213	16	168	9	159	13	54
Products	253	13	264	12	252	15	1
Resources	236	18	221	9	212	17	24
Total	$1,179	15.2%	$1,142	$50	$1,092	15.2%	$86
_______________
Amounts in table may not total due to rounding.

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

The commentary below provides additional insight into operating group performance and operating margin for the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, exclusive of reorganization benefits recorded in fiscal 2013:

•
Communications, Media & Technology operating income increased, primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues, partially offset by lower contract profitability, including early-stage work at lower margins on a few large contracts.

•
Financial Services operating income decreased, primarily due to lower contract profitability, including early-stage work at lower margins on a few large outsourcing contracts, partially offset by outsourcing revenue growth.

•	Health & Public Service operating income increased due to revenue growth and higher consulting contract profitability, including improved delivery efficiency.

•	Products operating income was flat, as revenue growth was offset by lower consulting contract profitability, including delivery inefficiencies on a few contracts.

•	Resources operating income increased, primarily due to higher outsourcing contract profitability and outsourcing revenue growth.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2014 was 25.0%, compared with 23.8% for the third quarter of fiscal 2013. During the third quarter of fiscal 2013, we recorded reorganization benefits of $50 million, which increased income before income taxes without any increase in income tax expense. Absent this item, our effective tax rate for the third quarter of fiscal 2013 would have been 24.8%.
Net Income
Net income for the third quarter of fiscal 2014 was $882 million, an increase of $8 million, or 1%, over the third quarter of fiscal 2013. We recorded reorganization benefits of $50 million in the third quarter of fiscal 2013, which increased income before taxes without any increase in income tax expense. Excluding the impact of the reorganization benefits, net income increased $58 million compared with the third quarter of fiscal 2013, primarily due to higher revenues and operating results.

Results of Operations for the Nine Months Ended May 31, 2014 Compared to the Nine Months Ended May 31, 2013
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended May 31,		Percent Increase (Decrease) U.S. Dollars	Percent Increase (Decrease) Local Currency	Percent of Total Net Revenues for the Nine Months Ended May 31,
	2014	2013			2014	2013
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$4,344	$4,296	1%	2%	19%	20%
Financial Services	4,839	4,646	4	4	22	22
Health & Public Service	3,728	3,558	5	6	17	16
Products	5,461	5,104	7	7	25	24
Resources	3,842	3,853	—	1	17	18
Other	11	19	n/m	n/m	—	—
TOTAL NET REVENUES	22,225	21,476	3%	4%	100%	100%
Reimbursements	1,382	1,393	(1)
TOTAL REVENUES	$23,607	$22,869	3%
GEOGRAPHIC REGIONS
Americas	$10,432	$10,057	4%	5%	47%	47%
EMEA (1)	8,914	8,404	6	3	40	39
Asia Pacific	2,879	3,015	(5)	5	13	14
TOTAL NET REVENUES	$22,225	$21,476	3%	4%	100%	100%
TYPE OF WORK
Consulting	$11,721	$11,580	1%	2%	53%	54%
Outsourcing	10,504	9,896	6	7	47	46
TOTAL NET REVENUES	$22,225	$21,476	3%	4%	100%	100%
_______________
n/m = not meaningful

(1)	EMEA includes Europe, the Middle East and Africa.
Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013:
Operating Groups

•
Communications, Media & Technology net revenues increased 2% in local currency. Consulting revenues reflected modest growth, led by Electronics & High Tech in Americas and EMEA, partially offset by declines in Communications across all geographic regions and Electronics & High Tech in Asia Pacific. Outsourcing revenues reflected slight growth, as significant growth in Electronics & High Tech and Media & Entertainment in Americas was largely offset by declines in Electronics & High Tech in EMEA and Communications in Asia Pacific.

•
Financial Services net revenues increased 4% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in EMEA and Asia Pacific and Capital Markets in Americas. These increases were partially offset by a decline in Insurance in Americas. Consulting revenues reflected a slight decline, due to declines in Insurance in Americas and EMEA and Banking in Americas, partially offset by growth in Banking in EMEA and Asia Pacific. In certain industries we continued to experience higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

•
Health & Public Service net revenues increased 6% in local currency. Outsourcing revenues reflected strong growth, led by Health and Public Service in Americas, partially offset by a decline in Health in EMEA. Consulting revenues reflected modest growth, driven by Public Service and Health in Americas and Public Service in Asia Pacific, partially offset by a decline in Public Service in EMEA.

•
Products net revenues increased 7% in local currency. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions in most industry groups, led by Air Freight & Travel Services and Life Sciences in Americas and Retail in EMEA. These increases were partially offset by declines in Retail in Americas, and Air Freight & Travel Services and Consumer Goods & Services in EMEA. Consulting revenue growth was driven by most industry groups in EMEA, led by Retail and Consumer Goods & Services, and in Americas, led by Air Freight & Travel Services. This growth was partially offset by declines in Retail in Asia Pacific and Industrial Equipment across all geographic regions.

•
Resources net revenues increased 1% in local currency. Outsourcing revenues reflected modest growth, driven by Energy in Americas, partially offset by declines in Utilities and Chemicals in Americas. Consulting revenues were flat, as growth in Energy in Asia Pacific and EMEA, Utilities in EMEA and Chemicals in Americas were offset by declines in Natural Resources across all geographic regions and Energy in Americas. Some of our clients, primarily in Natural Resources, continued to reduce their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our services has moderated. We expect these trends will continue to impact Resources year-over-year net revenue growth in the near term.

Geographic Regions

•	Americas net revenues increased 5% in local currency, driven by the United States, partially offset by a decline in Canada.

•
EMEA net revenues increased 3% in local currency, driven by France, Italy, Switzerland, the United Kingdom, Germany and Norway. These increases were partially offset by declines in Spain, Finland and South Africa.

•	Asia Pacific net revenues increased 5% in local currency, driven by Japan and to a lesser extent India, partially offset by declines in Singapore and South Korea.
Operating Expenses
Operating expenses for the nine months ended May 31, 2014 were $20,386 million, an increase of $872 million, or 4%, over the nine months ended May 31, 2013, and increased as a percentage of revenues to 86.4% from 85.3% during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2014 were $19,004 million, an increase of $883 million, or 5%, over the nine months ended May 31, 2013, and increased as a percentage of net revenues to 85.5% from 84.4% during this period. Operating expenses for the nine months ended May 31, 2013 included reorganization benefits of $274 million as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.
Cost of Services
Cost of services for the nine months ended May 31, 2014 was $16,392 million, an increase of $557 million, or 4%, over the nine months ended May 31, 2013, and increased as a percentage of revenues to 69.4% from 69.2% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2014 was $15,009 million, an increase of $568 million, or 4%, over the nine months ended May 31, 2013, and increased as a percentage of net revenues to 67.5% from 67.2% during this period. Gross margin for the nine months ended May 31, 2014 decreased to 32.5% from 32.8% for the nine months ended May 31, 2013. There were several factors affecting cost of services and gross margin in the nine months ended May 31, 2014. We experienced lower consulting and outsourcing contract profitability compared to the same period in fiscal 2013, primarily due to pricing pressures and higher payroll costs and, to a lesser extent, lower margins in the early stages of a few large contracts. In addition, we made higher investments associated with acquisitions and offerings. We accrued lower variable compensation in the nine months ended May 31, 2014 compared to the same period in fiscal 2013, which largely offset the impacts noted above.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2014 was $2,665 million, an increase of $76 million, or 3%, over the nine months ended May 31, 2013, and decreased as a percentage of net revenues to 12.0% from 12.1% during this period.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2014 were $1,348 million, a decrease of $15 million, or 1%, from the nine months ended May 31, 2013, and decreased as a percentage of net revenues to 6.1% from 6.3% during this period.

Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2014 was $3,221 million, a decrease of $134 million, or 4%, from the nine months ended May 31, 2013. During the nine months ended May 31, 2013, we recorded reorganization benefits of $274 million, which increased operating margin by 130 basis points. Excluding the effects of the fiscal 2013 reorganization benefits, operating margin for the nine months ended May 31, 2014 increased 20 basis points compared with the nine months ended May 31, 2013.
Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended May 31,
	2014		2013
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$558	13%	$622	14%
Financial Services	726	15	761	16
Health & Public Service	538	14	499	14
Products	706	13	764	15
Resources	693	18	709	18
Total	$3,221	14.5%	$3,355	15.6%
Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Nine Months Ended May 31,
	2014		2013
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$558	13%	$622	$53	$569	13%	$(11)
Financial Services	726	15	761	59	702	15	23
Health & Public Service	538	14	499	48	451	13	87
Products	706	13	764	65	699	14	7
Resources	693	18	709	49	660	17	34
Total	$3,221	14.5%	$3,355	$274	$3,081	14.3%	$140
_______________
Amounts in table may not total due to rounding.

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

During the nine months ended May 31, 2014, the financial results of each operating group benefited from a reduction in variable compensation compared to the nine months ended May 31, 2013. The commentary below provides additional insight into other factors affecting operating group performance and operating margin for the nine months ended May 31, 2014 compared with the nine months ended May 31, 2013, exclusive of the reorganization benefit recorded in fiscal 2013:

•
Communications, Media & Technology operating income was impacted by lower contract profitability, including delivery inefficiencies on a few large contracts and early-stage work at lower margins on a few large contracts.

•
Financial Services operating income was impacted by lower contract profitability, including early-stage work at lower margins on a few large outsourcing contracts, higher sales and marketing costs as a percentage of net revenues, and a decline in consulting revenue. Operating income was favorably impacted by outsourcing revenue growth.

•	Health & Public Service operating income increased due to revenue growth.

•	Products operating income was impacted by lower consulting contract profitability, including delivery inefficiencies on a few contracts. Operating income was favorably impacted by revenue growth.

•
Resources operating income was impacted by lower consulting contract profitability and higher sales and marketing costs as a percentage of net revenues. Operating income was favorably impacted by higher outsourcing contract profitability.

Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2014 was 24.7%, compared with 16.2% for the nine months ended May 31, 2013. During the nine months ended May 31, 2013, we recorded reorganization benefits of $274 million, which increased income before income taxes without any increase in income tax expense. In addition, during the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, our effective tax rate for the nine months ended May 31, 2013 would have been 25.5%.
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2014 annual effective tax rate to be in the range of 25.5% to 26.5%. As a result of the benefits mentioned above, the fiscal 2013 annual effective tax rate was 18.1%.
Net Income
Net income for the nine months ended May 31, 2014 was $2,416 million, a decrease of $411 million, or 15%, from the nine months ended May 31, 2013. We recorded reorganization benefits of $274 million in the nine months ended May 31, 2013 which increased income before taxes without any increase in income tax expense. In addition, during the second quarter of fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Excluding the impact of these benefits, net income increased $106 million compared with the nine months ended May 31, 2013, primarily due to higher revenues and operating results, and a lower effective tax rate.

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
As of May 31, 2014, Cash and cash equivalents was $4.0 billion, compared with $5.6 billion as of August 31, 2013.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2014	2013	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,837	$2,028	$(191)
Investing activities	(892)	(624)	(268)
Financing activities	(2,581)	(2,042)	(539)
Effect of exchange rate changes on cash and cash equivalents	52	(64)	117
Net decrease in cash and cash equivalents	$(1,583)	$(702)	$(881)
_______________
Amounts in table may not total due to rounding.
Operating activities: The reduction in operating cash flow was primarily driven by higher current year operational spending (offset in our operating income by approximately $300 million in lower variable compensation accruals) and lower collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues). Operating cash flow in fiscal 2013 included a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan, which had a net impact of $350 million, after tax.
Investing activities: The $268 million increase in cash used was primarily due to increased spending on business acquisitions. For additional information, see Note 4 (Business Combinations and Goodwill) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $539 million increase in cash used was primarily due to an increase in the net purchases of shares and an increase in cash dividends paid. For additional information, see Note 5 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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

Borrowing Facilities
As of May 31, 2014, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	560	—
Local guaranteed and non-guaranteed lines of credit	175	—
Total	$1,736	$—
_______________
Amounts in table may not total due to rounding.
Under the borrowing facilities described above, we had an aggregate of $176 million of letters of credit outstanding as of May 31, 2014.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of May 31, 2014, Accenture’s and our aggregate available authorization was $5,325 million for Accenture’s publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the nine months ended May 31, 2014 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
		(in millions of U.S. dollars)
Accenture SCA Class I common shares	1,521,135	$120
Accenture Canada Holdings Inc. exchangeable shares	124,046	10
Total	1,645,181	$130
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

Other Share Redemptions
During the nine months ended May 31, 2014, Accenture issued 593,483 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2014, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
To date, we have not been required to make any significant payment under any of the arrangements described above. For further discussion of these transactions, see Note 7 (Commitments and Contingencies) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
Recently Adopted Accounting Pronouncement
In September 2013, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”), which requires enhanced disclosures about certain financial instruments and derivative instruments that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements. The guidance also requires the disclosure of the gross amounts subject to rights of offset, amounts of offset and the related net exposure. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. For additional information related to master netting arrangements, see Note 6 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 1, “Financial Statements”.
New Accounting Pronouncement
On May 28, 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU will be effective for us beginning September 1, 2017, including interim periods in our fiscal year 2018, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2014, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2013, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2013.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
March 1, 2014 — March 31, 2014
Class I common shares	18,029	$79.06	—	—
April 1, 2014 — April 30, 2014
Class I common shares	225,622	$79.23	—	—
May 1, 2014 — May 31, 2014
Class I common shares	237,247	$79.20	—	—
Total
Class I common shares	480,898	$79.21	—	—
Accenture Canada Holdings Inc.
March 1, 2014 — March 31, 2014
Exchangeable shares	—	$—	—	—
April 1, 2014 — April 30, 2014
Exchangeable shares	10,287	$79.46	—	—
May 1, 2014 — May 31, 2014
Exchangeable shares	44,000	$79.10	—	—
Total
Exchangeable shares	54,287	$79.17	—	—
 _______________

(1)
During the third quarter of fiscal 2014, we acquired a total of 480,898 Accenture SCA Class I common shares and 54,287 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the third quarter of fiscal 2014, Accenture did not issue any Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to the registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of May 31, 2014, Accenture’s and our aggregate available authorization for share purchases and redemptions was $5,325 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares
During the third quarter of fiscal 2014, we issued an aggregate of 2,946,059 Accenture SCA Class I common shares to Accenture in connection with transactions related to Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2014. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2014 — March 31, 2014
Class A ordinary shares	1,709,447	$82.47	1,685,934	$5,613
Class X ordinary shares	400	$0.0000225	—	—
April 1, 2014 — April 30, 2014
Class A ordinary shares	1,431,986	$78.62	1,405,910	$5,484
Class X ordinary shares	91,032	$0.0000225	—	—
May 1, 2014 — May 31, 2014
Class A ordinary shares	1,828,200	$79.40	1,719,757	$5,325
Class X ordinary shares	288,424	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,969,633	$80.23	4,811,601
Class X ordinary shares (5)	379,856	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2014, Accenture purchased 4,811,601 Accenture plc Class A ordinary shares under this program for an aggregate price of $386 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2014, Accenture’s and our aggregate available authorization for share purchases and redemptions was $5,325 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the third quarter of fiscal 2014, Accenture purchased 158,032 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the third quarter of fiscal 2014, Accenture redeemed 379,856 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

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
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2014 (Unaudited) and August 31, 2013, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2014 and 2013, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the nine months ended May 31, 2014, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 26, 2014

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
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2014 (Unaudited) and August 31, 2013, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2014 and 2013, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the nine months ended May 31, 2014, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements (Unaudited)