Form 10-K
period 2014-08-31
ACCENTURE SCA
filed 2014-10-24
CIK 1143908

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common equity of the registrant held by non-affiliates of the registrant on February 28, 2014 was approximately $3,225,312,517 based on the closing price of Accenture plc’s Class A ordinary shares, par value $0.0000225 per share, reported on the New York Stock Exchange on such date of $83.35 per share for which the registrant’s Class I common shares, par value €1.25 per share, are redeemable. There is no established public trading market for the registrant’s Class I common shares.
The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of October 14, 2014 was 1,049,032,064 (which number includes 1,011,879,998 issued shares held by the registrant or its general partner).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A relating to Accenture plc’s Annual General Meeting of Shareholders, to be held on February 4, 2015, will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended August 31, 2014.

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
Overview
We are one of the world’s leading professional services companies, providing management consulting, technology and outsourcing services to clients across a broad range of industries. We employ more than 305,000 people and have offices and operations in more than 200 cities in 56 countries. Our revenues before reimbursements (“net revenues”) were $30.0 billion for fiscal 2014.
We operate globally with one common brand and business model designed to enable us to provide clients around the world with the same high level of service. Drawing on a combination of industry and functional expertise, technology capabilities and alliances, and our global delivery resources, we seek to provide differentiated services that help our clients measurably improve their business performance and create sustainable value for their customers and stakeholders. Our global delivery model enables us to provide an end-to-end delivery capability by drawing on our global resources to deliver high-quality, cost-effective solutions to our clients.
In fiscal 2014, we continued to implement a strategy focused on industry and technology differentiation, as well as geographic expansion. We have made a number of changes in our operating model and organization structure, including moving additional professionals with management consulting and technology consulting skills from other parts of the Company into our five operating groups. We also aligned our organization around three geographic regions: North America (the United States and Canada); Europe; and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). In addition, we aligned our resources around four growth platforms: Accenture Strategy, a unique capability bringing together business strategy and technology strategy at scale; Accenture Digital, an end-to-end digital capability combining our services in digital marketing, analytics and mobility; Accenture Technology, which provides global delivery capabilities, focuses on research and development in our

Technology Labs and manages our alliance relationships; and Accenture Operations, which combines our business process outsourcing capabilities with our infrastructure and cloud services, enabling us to run key operations “as a service” for clients. We combine our capabilities across strategy, digital, technology and operations to provide differentiated, industry- and function-based, end-to-end business services.
Operating Groups
Our five operating groups are our primary market channel, organized around 19 industry groups that serve clients globally in more than 40 industries. Our industry focus gives us an understanding of industry evolution, business issues and applicable technologies, enabling us to deliver innovative solutions tailored to each client or, as appropriate, more standardized capabilities to multiple clients. The operating groups assemble integrated client engagement teams, which typically consist of industry experts, capability specialists and professionals with local market knowledge. The operating groups have primary responsibility for building and sustaining long-term client relationships; providing management and technology consulting services; working with the growth platforms to sell and deliver the full suite of our services, including our global delivery capabilities; ensuring client satisfaction; and achieving revenue and profitability objectives.
The following table shows the current organization of our five operating groups and their 19 industry groups. Our operating groups are our reportable operating segments. We do not allocate total assets by operating group, although our operating groups do manage and control certain assets. For certain historical financial information regarding our operating groups (including certain asset information), as well as financial information by geography (including long-lived asset information), see Note 16 (Segment Reporting) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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
Communications, Media & Technology
Our Communications, Media & Technology operating group serves the communications, electronics, high technology, media and entertainment industries. Professionals in this operating group help clients accelerate and deliver digital transformation, enhance their business results through industry-specific solutions and seize the opportunities made possible by the convergence of communications, computing and content. Examples of our services include helping clients develop cost-effective operations, create business model innovations, and digitally engage and entertain their customers. Our Communications, Media & Technology operating group comprises the following industry groups:

•
Communications.  Our Communications industry group serves most of the world’s leading wireline, wireless, cable and satellite communications and service providers. We provide a range of services designed to help our communications clients grow revenues, increase profitability, improve customer satisfaction and enable them to become digital businesses. We provide enterprise and industry-customized services in network engineering and integration, field force enablement, and IP network migration. In addition, we offer online customer relationship management and enterprise relationship management services, and help our clients develop new video-over-IP platforms and transform legacy broadcast platforms to digital. Our Communications industry group represented approximately 51% of our Communications, Media & Technology operating group’s net revenues in fiscal 2014.

•
Electronics & High Tech.  Our Electronics & High Tech industry group serves the following industries: information and communications technology, software, semiconductor, consumer electronics, aerospace and defense, and medical equipment. We provide services in areas such as strategy, enterprise resource management, customer relationship management, integrated mobility, embedded software, product lifecycle management, sales transformation, digital marketing, supply chain management and merger/acquisition integration. Our Electronics & High Tech industry group represented approximately 38% of our Communications, Media & Technology operating group’s net revenues in fiscal 2014.

•
Media & Entertainment.  Our Media & Entertainment industry group serves the broadcast, entertainment, print, publishing and Internet/social media industries. We provide a wide range of digital services, including video solutions, marketing, performance advertising, intellectual property management, and content and media technologies designed to help clients effectively manage, access, distribute, sell and protect content across multiple networks, platforms and devices. We also provide comprehensive turn-key solutions that help content owners and distributors adapt business processes and systems to enable digital monetization.
Financial Services
Our Financial Services operating group serves the banking, capital markets and insurance industries. Professionals in this operating group work with clients in a dynamic global market environment to address growth, cost and profitability pressures, industry consolidation, regulatory changes and the need to continually adapt to new technologies. We offer services designed to help our clients increase cost efficiency, grow their customer base, manage risk and transform their operations. Our Financial Services operating group comprises the following industry groups:

•
Banking.  Our Banking industry group helps retail and commercial banks, mortgage lenders and diversified financial enterprises execute strategies to achieve growth; lower costs; acquire and retain customers; expand product and service offerings; manage risks; comply with new regulations; and leverage new technologies and distribution channels. We also provide software, technologies and services to improve the performance of our clients’ core banking, credit and payments operations. Our Banking industry group represented approximately 51% of our Financial Services operating group’s net revenues in fiscal 2014.

•
Capital Markets.  Our Capital Markets industry group helps investment banks, wealth and asset management firms, broker/dealers, depositories, exchanges and clearing and settlement organizations to improve their business performance. Our services include developing and implementing trading, risk management, wealth and asset-management, and market infrastructure systems and solutions.

•
Insurance.  Our Insurance industry group helps property and casualty insurers, life insurers, reinsurance firms and insurance brokers improve business processes, make their products and operations more customer-centric, improve the quality and consistency of risk underwriting decisions and modernize their technologies. We offer core system software that enables better customer service while optimizing costs and delivering products faster. We also provide outsourcing solutions designed to help insurers improve working capital and cash flow, deliver cost savings and enhance long-term growth.

Health & Public Service
Our Health & Public Service operating group serves healthcare payers and providers, as well as government departments and agencies, public service organizations, educational institutions and non-profit organizations around the world. The group’s service offerings and research-based insights are designed to help clients deliver better social, economic and health outcomes to the people they serve. Our Health & Public Service operating group comprises the following industry groups:

•
Health. Our Health industry group works with healthcare providers, such as hospitals, public health systems, policy-making authorities, health insurers (payers), and industry organizations and associations around the world to improve the quality, accessibility and productivity of healthcare. We provide services in a variety of areas, including clinical services, such as electronic medical records; health management and administration services, such as health insurance exchanges; claims excellence/cost containment, and improving and connecting health information technology systems. Our Health industry group represented approximately 34% of our Health & Public Service operating group’s net revenues in fiscal 2014.

•
Public Service.  Our Public Service industry group helps governments transform the way they deliver public services and engage with citizens. We provide services designed to help them increase the efficiency of their operations, improve service delivery to citizens and reduce their overall costs. We work primarily with defense departments and military forces; public safety authorities, such as police forces and border management agencies; justice departments; human services agencies; educational institutions, such as universities; non-profit organizations; and postal, customs, revenue and tax agencies. Our clients include national, state and local-level governments as well as multilateral organizations. Our work with clients in the U.S. federal government is delivered through Accenture Federal Services, a U.S. company and a wholly owned subsidiary of Accenture LLP. Our U.S. federal business serves every Cabinet-level agency and more than 30 of the largest organizations in the federal government. Our Public Service industry group represented approximately 66% of our Health & Public Service operating group’s net revenues in fiscal 2014. In addition, our work with clients in the U.S. federal government represented approximately 31% of our Health & Public Service operating group’s net revenues in fiscal 2014.

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

•
Automotive.  Our Automotive industry group works with original equipment manufacturers and suppliers. We help clients respond to the evolving needs of their customers with offerings that range from in-vehicle infotainment to customer-centered sales and marketing. In addition, our global capabilities are designed to improve efficiencies and drive value in areas including global manufacturing, aftersales and services, and product lifecycle optimization.

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

•
Retail.  Our Retail industry group serves a wide range of companies, including supermarkets, hardline retailers, mass-merchandise discounters, department stores, and fashion and other specialty retailers. We provide services in the areas of supply chain management and customer relationship management, as well as offerings designed to help retailers become integrated digital enterprises and provide a seamless shopping experience across multiple channels for their customers. We use analytics to revamp traditional approaches to marketing, pricing, promotion, assortment and fulfillment.

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

•
Energy.  Our Energy industry group serves a wide range of companies in the oil and gas industry, including upstream, downstream, oil services and clean-energy companies. We help our clients optimize production, manage their hydrocarbon and non-hydrocarbon supply chains, streamline marketing operations and realize the potential of third-party enterprise-wide technology solutions. Our Energy industry group represented approximately 36% of our Resources operating group’s net revenues in fiscal 2014.

•
Natural Resources.  Our Natural Resources industry group serves the metals, mining, forest products and building materials industries. We help our clients—which primarily include mining companies in the coal, iron ore, copper and precious metals sectors, as well as steel and aluminum producers—develop and execute innovative strategies, improve operations and reduce risk.

•
Utilities.  Our Utilities industry group works with electric, gas and water utilities around the world to respond to an evolving marketplace. Our services and solutions enable transformation across the entire value chain for generation and energy markets, transmission and distribution, retail and customer operations. Our Utilities industry group represented approximately 33% of our Resources operating group’s net revenues in fiscal 2014.

Growth Platforms
Our four growth platforms—Accenture Strategy, Accenture Digital, Accenture Technology and Accenture Operations—are the skill-based innovation engines through which we build world-class capabilities; develop our knowledge capital; and create, acquire and manage key assets central to the development of solutions for our clients. The professionals within these areas work closely with those in our operating groups to develop and deliver integrated services and solutions to clients.
Accenture Strategy
Accenture Strategy helps clients achieve specific business outcomes and enhance shareholder value by defining and executing industry-specific strategies enabled by technology. We bring together our capabilities in business strategy, technology strategy and operations/functional strategy to help senior management teams shape and execute their transformation objectives, focusing on issues related to digital disruption, competitiveness, global operating models, and talent and leadership. We provide a range of strategy services focused on areas such as digital technologies; enterprise architecture and applications; finance and enterprise performance; IT; mergers and acquisitions; operations; sales and customer service; sustainability; and talent and organization.
Accenture Digital
Accenture Digital combines our capabilities in digital marketing, analytics and mobility to help clients provide better experiences for the customers they serve, create new products and business models, and enhance their digital enterprise capabilities. We provide digital services across two broad areas:

•
Digital Customers, Channels & Markets. We help clients use digital technologies to deliver more meaningful and relevant customer experiences across all channels, customer segments and geographies. Our services focus on digital customer interactions, sales and channel distribution options. Our services span social networks, social media, digital marketing, direct-to-consumer and eCommerce platforms, as well as mobile commerce and mobility services.

•
Digital Enterprise. We help clients use digital technologies to optimize the efficiency and effectiveness of their internal operations. Our services transform business processes, enable new operating models and connected product platforms, and enhance productivity through advanced analytics and collaboration capabilities.

Accenture Technology
Accenture Technology comprises two primary areas: technology delivery and technology innovation & ecosystem.

•
Technology Delivery. Technology Delivery includes our application services spanning systems integration and application outsourcing; our portfolio of software solutions; and our global delivery capability in Technology. We continuously innovate and leverage intelligent tools and other automation to improve delivery efficiency and productivity.

•
Technology Innovation & Ecosystem. We harness innovation through the research and development activities in our Technology Labs and through emerging technologies. We also manage our technology platforms and our alliance relationships across a broad range of technology providers, including SAP, Oracle, Microsoft, salesforce.com, Workday, Pegasystems and many others, to enhance the value that we and our clients realize from the technology ecosystem.

Accenture Operations
Accenture Operations provides business process outsourcing, infrastructure consulting, infrastructure outsourcing and cloud services, including the Accenture Cloud Platform. We operate infrastructure and business processes on behalf of clients to help improve their productivity and performance.

•
Business Process Outsourcing Services. We offer services for specific business functions, such as finance and accounting, procurement, marketing, human resources and learning, as well as industry-specific services, such as credit and health services. We provide these services on a global basis and across industry sectors through our Global Delivery Network.

•
Infrastructure and Cloud Services. We provide on-premise and “as-a-service” infrastructure and security design, implementation and operation services to help organizations take advantage of innovative technologies and improve the efficiency and effectiveness of their existing technology. Our solutions help clients optimize their IT infrastructures—whether on-premise, in the cloud, or a hybrid of the two.

Global Delivery Model
A key differentiator is our global delivery model, which allows us to draw on the benefits of using people and other resources from around the world—including scalable, standardized processes, methods and tools; industry expertise and specialized capabilities; cost advantages; foreign language fluency; proximity to clients; and time zone advantages—to deliver high-quality solutions. Emphasizing quality, productivity, reduced risk, speed to market and predictability, our global delivery model supports all parts of our business to provide clients with price-competitive services and solutions.
Our Global Delivery Network continues to be a competitive differentiator for us. As of August 31, 2014, we had more than 205,000 professionals in our network globally in more than 50 delivery centers around the world, as well as our offices and client locations.
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
Research and Innovation
We are committed to developing leading-edge ideas. Research and innovation have been major factors in our success, and we believe they will help us continue to grow in the future. We use our investment in research and development—on which we spent $640 million, $715 million and $560 million in fiscal 2014, 2013 and 2012, respectively—to help create, commercialize and disseminate innovative business strategies and technology solutions.
Our research and innovation program is designed to generate early insights into how knowledge can be harnessed to create innovative business solutions for our clients and to develop business strategies with significant value. One component of this is our research and development organization, Accenture Technology Labs, where we identify and develop new technologies. We also promote the creation of knowledge capital and thought leadership through the Accenture Institute for High Performance. In addition, we spend a significant portion of our research and development investment directly through our operating groups and growth platforms to develop market-ready solutions for our clients.
Employees
Our most important asset is our people. One of our key goals is to have the best talent, with highly specialized skills, at the right levels in the right locations, to enhance our differentiation and competitiveness. We are deeply committed to the career development of our employees, who receive significant and focused technical, functional, industry, managerial and leadership skill development and training appropriate for their roles and levels within the Company. We provide our people with expert content and opportunities to collaborate in a broad range of physical and virtual learning environments. We seek to reinforce our employees’ commitments to our clients, culture and values through a comprehensive performance management and compensation system and a career philosophy that provides rewards based on individual and Company performance. We strive to maintain a work environment that reinforces collaboration, motivation and innovation and is consistent with our core values and the Accenture Code of Business Ethics.
As of August 31, 2014, we employed more than 305,000 people worldwide.
Competition
We operate in a highly competitive and rapidly changing global marketplace and compete with a variety of organizations that offer services competitive with those we offer. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers (hardware, equipment and software), that offer some or all of the services that we do;

•
off-shore service providers in lower-cost locations, particularly in India, that offer services globally that are similar to the services we offer, often at highly competitive prices and on more aggressive contractual terms;

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
As of August 31, 2014, we had over 2,490 patent applications pending worldwide and had been issued over 1,020 U.S. patents and 1,170 non-U.S. patents.
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
On December 1, 2012, we ceased using the designation “senior executive.” The majority of our leaders are now designated “managing directors,” and a select group of our most experienced leaders are “senior managing directors.” Managing directors and senior managing directors, along with members of the Accenture global management committee (the Company’s primary management and leadership team, which consists of 20 of our most senior leaders), comprise “Accenture Leadership.”
Accenture SCA Class I Common Shares
Only Accenture, the Company and the current and former members of Accenture Leadership and their permitted transferees hold Accenture SCA Class I common shares. Each Class I common share entitles its holder to one vote on all matters submitted to the shareholders of Accenture SCA and entitles its holder to dividends and liquidation payments. As of October 14, 2014, Accenture holds a voting interest of approximately 95% of the aggregate outstanding Accenture SCA Class I common shares entitled to vote, with the remaining 5% of the voting interest held by the current and former members of Accenture Leadership and their permitted transferees.
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
Global macroeconomic conditions affect our clients’ businesses and the markets they serve. Volatile, negative or uncertain economic conditions in our significant markets have undermined and could in the future undermine business confidence in our significant markets or in other markets, which are increasingly interdependent, and cause our clients to reduce or defer their spending on new initiatives and technologies, or may result in clients reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case, for an extended period of time. Differing economic conditions and patterns of economic growth and contraction in the geographical regions in which we operate and the industries we serve have affected and may in the future affect demand for our services. A material portion of our revenues and profitability is derived from our clients in North America and Europe. Weak demand or a slower than expected recovery in these markets could have a material adverse effect on our results of operations. In addition, because we operate globally and have significant businesses in markets outside of North America and Europe, an economic slowdown in one or more of those other markets could adversely affect our results of operations as well. Ongoing economic volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast client demand and effectively build our revenue and resource plans, particularly in consulting.
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
Our revenue and profitability depend on the demand for our services with favorable margins, which could be negatively affected by numerous factors, many of which are beyond our control and unrelated to our work product. As described above, volatile, negative or uncertain global economic conditions and lower growth in the markets we serve have adversely affected and could in the future adversely affect client demand for our services and solutions. In addition, as new technologies become available, such as Software as a Service (SaaS), which continually change the nature of our business, clients may slow spending on current technologies in anticipation of implementing these new technologies. Such a slowdown can negatively impact our results of operations if the pace and level of spending on new technologies is not sufficient to make up any shortfall. Developments in the industries we serve, which may be rapid, also could shift demand to new services and solutions. If, as a result of new technologies or changes in the industries we serve, our clients demand new services and solutions, we may be less competitive in these new areas or need to make significant investment to meet that demand. Companies in the industries we serve sometimes seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work if we are not successful in generating new opportunities from the merger or consolidation. At any given time in a particular industry or geography, one or a small number of clients could contribute a significant portion of our revenues, and any decision by such a client to delay, reduce, or eliminate spending on our services and solutions could have a disproportionate impact on the results of operations in the relevant industry and/or geography. Many of our consulting contracts are less than 12 months in duration, and these contracts typically permit a client to terminate the agreement with as little as 30 days’ notice. Longer-term, larger and more complex contracts, such as the majority of our outsourcing contracts, generally require a longer notice period for termination and often include an early termination charge to be paid to us, but this charge might not be sufficient to cover our costs or make up for anticipated ongoing revenues and profits lost upon termination of the contract. Many of our contracts allow clients to terminate, or delay, reduce or eliminate spending on the services and solutions we provide. Additionally, a client could choose not to retain us for additional stages of a project, try to renegotiate the terms of its contract or cancel or delay additional planned work. When contracts are terminated or not renewed, we lose the anticipated revenues, and it may take significant time to replace the level of revenues lost. Consequently, our results of operations in subsequent periods could be materially lower than expected. The specific business or financial condition of a client, changes in management and changes in a client’s strategy also are all factors that can result in terminations, cancellations or delays.
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
We are particularly dependent on retaining members of Accenture Leadership and other experienced managers, and if we are unable to do so, our ability to develop new business and effectively lead our current projects could be jeopardized. We depend on identifying, developing and retaining key employees to provide leadership and direction for our businesses. This includes developing talent and leadership capabilities in emerging markets, where the depth of skilled employees is often limited and competition for these resources is intense. Our ability to expand geographically depends, in large part, on our ability to attract, retain and integrate both leaders for the local business and people with the appropriate skills.
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

There is a risk that at certain points in time, and in certain geographical regions, we will find it difficult to hire and retain a sufficient number of employees with the skills or backgrounds to meet current and/or future demand. In these cases, we might need to redeploy existing personnel or increase our reliance on subcontractors to fill certain labor needs, and if not done effectively, our profitability could be negatively impacted. Additionally, if demand for our services were to escalate at a high rate, we may need to adjust our compensation practices, which could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs. At certain times, however, we may also have more personnel than we need in certain skill sets or geographies or at compensation levels that are not aligned with skill sets. In these situations, we have engaged, and may in the future engage, in actions to rebalance our resources, including through reduced levels of new hiring and increased involuntary terminations as a means to keep our supply of skills and resources in balance with client demand. If we are not successful in these initiatives, our results of operations could be adversely affected.
The markets in which we compete are highly competitive, and we might not be able to compete effectively.
The markets in which we offer our services are highly competitive. Our competitors include:

•	large multinational providers, including the services arms of large global technology providers (hardware, equipment and software), that offer some or all of the services that we do;

•
off-shore service providers in lower-cost locations, particularly in India, that offer services globally that are similar to the services we offer, often at highly competitive prices and on more aggressive contractual terms;

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
Even if we have potential offerings that address marketplace or client needs, competitors may be more successful at selling similar services they offer, including to companies that are our clients. Some competitors are more established in certain markets, and that may make executing our geographic expansion strategy in these markets more challenging. Additionally, competitors may also offer more aggressive contractual terms, which may affect our ability to win work. Our future performance is largely dependent on our ability to compete successfully in the markets we currently serve, while expanding into additional markets. If we are unable to compete successfully, we could lose market share and clients to competitors, which could materially adversely affect our results of operations.
In addition, we may face greater competition due to consolidation of companies in the technology sector, through strategic mergers or acquisitions. Consolidation activity may result in new competitors with greater scale, a broader footprint or offerings that are more attractive than ours. For example, there has been a trend toward consolidation among hardware manufacturers, software developers and vendors, and service providers, which has resulted in the convergence of products and services. Over time, our access to such products and services may be reduced as a result of this consolidation. Additionally, vertically integrated companies are able to offer as a single provider more integrated services (software and hardware) to clients than we can in some cases and therefore may represent a more attractive alternative to clients. If buyers of services favor using a single provider for an integrated technology stack, such buyers may direct more business to such competitors, and this could materially adversely affect our competitive position and our results of operations.
We could have liability or our reputation could be damaged if we fail to protect client and/or Company data or information systems as obligated by law or contract or if our information systems are breached.
We are dependent on information technology networks and systems to securely process, transmit and store electronic information and to communicate among our locations around the world and with our clients, alliance partners, and vendors. As the breadth and complexity of this infrastructure continues to grow, including as a result of the use of mobile technologies and social media, the potential risk of security breaches and cyberattacks increases. Such breaches could lead to shutdowns or disruptions of our systems and potential unauthorized disclosure of sensitive or confidential information.
In providing services to clients, we often manage, utilize and store sensitive or confidential client or Company data, including personal data, and we expect these activities to increase. As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or Company data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. These monetary damages might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Unauthorized disclosure of sensitive or confidential client or Company data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients. Similarly, unauthorized access to or through our information systems or those we develop for our clients, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs, could result in negative publicity, significant remediation costs, legal liability, damage to our reputation and government sanctions and could have a material adverse effect on our results of operations. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.
Our results of operations and ability to grow could be materially negatively affected if we cannot adapt and expand our services and solutions in response to ongoing changes in technology and offerings by new entrants.
Our success depends on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology and industry developments and offerings by new entrants to serve the evolving needs of our clients. Current areas of significant change include mobility, cloud-based computing, digital, the processing and analyzing of large amounts of data and SaaS solutions. Technological developments such as these may materially affect the cost and use of technology by our clients and, in the case of SaaS solutions, could affect the nature of how our revenue is generated. These technologies, and others that may emerge, could reduce and, over time, replace some of our current business. In addition, clients may delay spending under existing contracts and engagements and may delay entering into new contracts while they evaluate the new technologies. Our growth strategy focuses on responding to these types of developments by driving innovation that will enable us to expand our business into new growth areas. If we do not sufficiently invest in new technology and industry developments, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our services and solutions, our results of operations, and our ability to develop and maintain a competitive advantage and continue to grow could be negatively affected.
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
If we are not able to obtain sufficient pricing for our services, our revenues and profitability could materially suffer. The rates we are able to charge for our services are affected by a number of factors, including:

•	general economic and political conditions;

•	the competitive environment in our industry;

•	our clients’ desire to reduce their costs;

•
our ability to accurately estimate, attain and sustain contract revenues, margins and cash flows over the full contract period, which includes our ability to estimate the impact of inflation and foreign exchange on our margins over long-term contracts; and

•	procurement practices of clients and their use of third-party advisors.
In addition, our profitability with respect to our services and solutions for new technologies may be different when compared to the profitability of our current business, due to factors such as the use of alternative pricing, the mix of work and the number of service providers, among others. For example, in projects involving our SaaS solutions, revenue is typically generated on a usage basis, which may be more difficult to predict accurately due to our more limited historical data using this new commercial model.
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

If we do not accurately anticipate the cost, risk and complexity of performing our work or third parties upon whom we rely do not meet their commitments, then our contracts could have delivery inefficiencies and be less profitable than expected or unprofitable.
Our contract profitability is highly dependent on our forecasts and predictions about the level of effort and cost necessary to deliver our services and solutions, which are based on available data and could turn out to be materially inaccurate. If we do not accurately estimate the effort, costs or timing for meeting our contractual commitments and/or completing projects to a client’s satisfaction, our contracts could yield lower profit margins than planned or be unprofitable. Our cost and profit margin estimates on our consulting and outsourcing work include anticipated long-term cost savings for the client that we expect to achieve and sustain over the life of the contract. We may fail to accurately assess the risks associated with potential contracts. This could result in existing contracts and contracts entered into in the future being less profitable than expected or unprofitable, which could have an adverse effect on our profitability.
Similarly, if we experience unanticipated delivery difficulties due to our management, the failure of third parties to meet their commitments or for any other reason, our contracts could yield lower profit margins than planned or be unprofitable. In particular, large and complex arrangements often require that we utilize subcontractors or that our services and solutions incorporate or coordinate with the software, systems or infrastructure requirements of other vendors and service providers, including companies with which we have alliances. Our profitability depends on the ability of these subcontractors, vendors and service providers to deliver their products and services in a timely manner and in accordance with the project requirements, as well as on our effective oversight of their performance. Some of this work involves new technologies, which may not work as intended or may take more effort to implement than initially predicted. In some cases, these subcontractors are small firms, and they might not have the resources or experience to successfully integrate their services or products with large-scale projects or enterprises. In addition, certain client work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have a material adverse effect on relationships with our clients and on our results of operations.
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
Our ability to improve or maintain our profitability is dependent on our being able to successfully manage our costs. Our cost management strategies include maintaining appropriate alignment between the demand for our services and our resource capacity, optimizing the costs of service delivery and maintaining or improving our sales and marketing and general and administrative costs as a percentage of revenues. We have also taken actions to reduce certain costs, and these initiatives include, without limitation, re-alignment of portions of our workforce to lower-cost locations and the use of involuntary terminations as a means to keep our supply of skills and resources in balance. These actions and our other cost-management efforts may not be successful, our efficiency may not be enhanced and we may not achieve desired levels of profitability. Over time, we have been successful in managing our general and administrative costs. Because of the significant steps taken in the past to manage costs, it may become increasingly difficult to continue to manage our cost structure to the same degree as in the past. If we are not effective in managing our operating costs in response to changes in demand or pricing, or if we are unable to absorb or pass on increases in the compensation of our employees by continuing to move more work to lower-cost locations or otherwise, we may not be able to invest in our business in an amount necessary to achieve our planned rates of growth, we may not be able to reward our people in the manner we believe is necessary to attract or retain personnel at desired levels, and our results of operations could be materially adversely affected.
Our business could be materially adversely affected if we incur legal liability.
We are subject to, and may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Our business is subject to the risk of litigation involving current and former employees, clients, alliance partners, subcontractors, suppliers, competitors, shareholders, government agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, regulatory actions or other litigation. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, penalties or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.
For example, we could be subject to significant legal liability and litigation expense if we fail to meet our contractual obligations, contribute to internal control deficiencies of a client or otherwise breach obligations to third parties, including clients, alliance partners, employees and former employees, and other parties with whom we conduct business, or if our subcontractors breach or dispute the terms of our agreements with them and impede our ability to meet our obligations to our clients. We may enter into agreements with non-standard terms because we perceive an important economic opportunity or because our personnel did not adequately follow our contracting guidelines. In addition, the contracting practices of competitors, along with the demands of increasingly sophisticated clients, may cause contract terms and conditions that are unfavorable to us to become new standards in the marketplace. We may find ourselves committed to providing services or solutions that we are unable to deliver or whose delivery will reduce our profitability or cause us financial loss. If we cannot or do not meet our contractual obligations and if our potential liability is not adequately limited through the terms of our agreements, liability limitations are not enforced or a third party alleges fraud or other wrongdoing to prevent us from relying upon those contractual protections, we might face significant legal liability and litigation expense and our results of operations could be materially adversely affected. In addition, as we expand our services and solutions into new areas, such as taking over the operation of certain portions of our clients’ businesses, which increasingly include the operation of functions and systems that are critical to the core businesses of our clients, we may be exposed to additional operational, regulatory or other risks specific to these new areas. A failure of a client’s system based on our services or solutions could also subject us to a claim for significant damages that could materially adversely affect our results of operations.
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
Our clients include national, provincial, state and local governmental entities. Our government work carries various risks inherent in the government contracting process. These risks include, but are not limited to, the following:

•
Government entities, particularly in the United States, often reserve the right to audit our contract costs and conduct inquiries and investigations of our business practices with respect to government contracts. U.S. government agencies, including the Defense Contract Audit Agency, routinely audit our contract costs, including allocated indirect costs and compliance with the Cost Accounting Standards. These agencies also conduct reviews and investigations and make inquiries regarding our accounting and other systems in connection with our performance and business practices with respect to our government contracts. Negative findings from existing and future audits, investigations or inquiries could affect our future sales and profitability by preventing us, by operation of law or in practice, from receiving new government contracts for some period of time. In addition, if the U.S. government concludes that certain costs are not reimbursable, have not been properly determined or are based on outdated estimates of our work, then we will not be allowed to bill for such costs, may have to refund money that has already been paid to us or could be required to retroactively and prospectively adjust previously agreed to billing or pricing rates for our work. Negative findings from existing and future audits of our business systems, including our accounting system, may result in the U.S. government preventing us from billing, at least temporarily, a percentage of our costs. As a result of prior negative findings in connection with audits, investigations and inquiries, we have from time to time experienced some of the adverse consequences described above and may in the future experience further adverse consequences, which could materially adversely affect our future results of operations.

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

•
Legislative and executive proposals remain under consideration or could be proposed in the future, which, if enacted, could limit or even prohibit our eligibility to be awarded state or federal government contracts in the United States in the future or could include requirements that would otherwise affect our results of operations. Various U.S. federal and state legislative proposals have been introduced and/or enacted in recent years that deny government contracts to certain U.S. companies that reincorporate or have reincorporated outside the United States. While Accenture was not a U.S. company that reincorporated outside the United States, it is possible that these contract bans and other legislative proposals could be applied in a way to negatively affect the Company.

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
We expect to continue pursuing strategic and targeted acquisitions and joint ventures intended to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets. Depending on the opportunities available, we may increase the amount of investment in such acquisitions or joint ventures. We may not successfully identify suitable acquisition candidates or joint venture opportunities. We also might not succeed in completing targeted transactions or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we might acquire or create through a joint venture. Ongoing business may be disrupted, and our management’s attention may be diverted by acquisition, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations. Business combination and investment transactions may result in significant costs and expenses and charges to earnings, including those related to severance pay, early retirement costs, employee benefit costs, goodwill and asset impairment charges, assumed litigation and other liabilities, and legal, accounting and financial advisory fees. We may have difficulties as a result of entering into new markets where we have limited or no direct prior experience or where competitors may have stronger market positions.
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
Changes in our level of taxes, as well as audits, investigations and tax proceedings, or changes in Accenture’s treatment as an Irish company, could have a material adverse effect on our results of operations and financial condition.
We are subject to income taxes in numerous jurisdictions. We calculate and provide for income taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. We are subject to ongoing tax audits in various jurisdictions. Tax authorities have disagreed, and may in the future disagree, with our judgments, or may take increasingly aggressive positions opposing the judgments we make. We regularly assess the likely outcomes of our audits to determine the appropriateness of our tax liabilities. However, our judgments might not be sustained as a result of these audits, and the amounts ultimately paid could be different from the amounts previously recorded. In addition, our effective tax rate in the future could be adversely affected by the expiration of current tax benefits, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws. Tax rates in the jurisdictions in which we operate may change as a result of macroeconomic or other factors outside of our control. In addition, changes in tax laws, treaties or regulations, or their interpretation or enforcement, may be unpredictable, particularly in less developed markets, and could become more stringent, which could materially adversely affect our tax position. For example, a number of countries where we do business, including the United States and many countries in the European Union, are considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to multinational corporations. Any of these occurrences could have a material adverse effect on our effective tax rate, results of operations and financial condition.

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
We have offices and operations in more than 200 cities in 56 countries around the world. One aspect of our growth strategy is to continue to expand in key markets around the world. Our growth strategy might not be successful. If we are unable to manage the risks of our global operations and geographic expansion strategy, including international hostilities, natural disasters, security breaches, failure to maintain compliance with our clients’ control requirements and multiple legal and regulatory systems, our results of operations and ability to grow could be materially adversely affected. In addition, emerging markets generally involve greater financial and operational risks, such as those described below, than our more mature markets. Negative or uncertain political climates in countries or geographies where we operate could also adversely affect us.
We could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies. In some countries, we could be subject to strict restrictions on the movement of cash and the exchange of foreign currencies, which would limit our ability to use this cash across our global operations. This risk could increase as we continue our geographic expansion in key markets around the world, which include emerging markets that are more likely to impose these restrictions than more established markets.
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
Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business. We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, data privacy and protection, wage-and-hour standards, and employment and labor relations. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our clients also could result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our clients. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.
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
Adverse changes to our relationships with key alliance partners or in the business of our key alliance partners could adversely affect our results of operations.
We have alliances with companies whose capabilities complement our own. A very significant portion of our services and solutions are based on technology or software provided by a few major providers that are our alliance partners. See “Business—Alliances.” The priorities and objectives of our alliance partners may differ from ours. As most of our alliance relationships are non-exclusive, our alliance partners are not prohibited from competing with us or forming closer or preferred arrangements with our competitors. One or more of our key alliance partners may be acquired by a competitor, or key alliance partners might merge with each other, either of which could reduce our access over time to the technology or software provided by those partners. In addition, our alliance partners could experience reduced demand for their technology or software, including, for example, in response to changes in technology, which could lessen related demand for our services. If we do not obtain the expected benefits from our alliance relationships for any reason, we may be less competitive, our ability to offer attractive solutions to our clients may be negatively affected, and our results of operations could be adversely affected.
Our services or solutions could infringe upon the intellectual property rights of others or we might lose our ability to utilize the intellectual property of others.
We cannot be sure that our services and solutions, including, for example, our software solutions, or the solutions of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and these third parties could claim that we or our clients are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our clients for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenues we receive from the client. Any claims or litigation in this area could be time-consuming and costly, damage our reputation and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our clients. If we cannot secure this right at all or on reasonable terms, or we cannot substitute alternative technology, our results of operations could be materially adversely affected. The risk of infringement claims against us may increase as we expand our industry software solutions and continue to develop and license our software to multiple clients. Additionally, in recent years, individuals and firms have purchased intellectual property assets in order to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our clients could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our client or our own services or operations, causing further damages.
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
Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed. We evaluate the financial condition of our clients and usually bill and collect on relatively short cycles. In limited circumstances, we also extend financing to our clients. We have established allowances for losses of receivables and unbilled services. Actual losses on client balances could differ from those that we currently anticipate, and, as a result, we might need to adjust our allowances. We might not accurately assess the creditworthiness of our clients. Macroeconomic conditions could also result in financial difficulties for our clients, including bankruptcy and insolvency. This could cause clients to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. In addition, in certain geographies and industries, some clients have requested longer payment terms, which has adversely affected, and may continue to adversely affect, our cash flows. Recovery of client financing and timely collection of client balances also depend on our ability to complete our contractual commitments and bill and collect our contracted revenues. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our client balances, and if this occurs, our results of operations and cash flows could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
If we are unable to manage the organizational challenges associated with our size, we might be unable to achieve our business objectives.
As of August 31, 2014, we had more than 305,000 employees worldwide. Our size and scale present significant management and organizational challenges. It might become increasingly difficult to maintain effective standards across a large enterprise and effectively institutionalize our knowledge. It might also become more difficult to maintain our culture, effectively manage and monitor our personnel and operations and effectively communicate our core values, policies and procedures, strategies and goals, particularly given our world-wide operations. The size and scope of our operations increase the possibility that we will have employees who engage in unlawful or fraudulent activity, or otherwise expose us to unacceptable business risks, despite our efforts to train them and maintain internal controls to prevent such instances. For example, employee misconduct could involve the improper use of our clients’ sensitive or confidential information or the failure to comply with legislation or regulations regarding the protection of sensitive or confidential information. Furthermore, the inappropriate use of social networking sites by our employees could result in breaches of confidentiality, unauthorized disclosure of non-public company information or damage to our reputation. If we do not continue to develop and implement the right processes and tools to manage our enterprise and instill our culture and core values into all of our employees, our ability to compete successfully and achieve our business objectives could be impaired. In addition, from time to time, we have made, and may continue to make, changes to our operating model, including how we are organized, as the needs and size of our business change, and if we do not successfully implement the changes, our business and results of operation may be negatively impacted.
The share price of Accenture plc Class A ordinary shares and our results of operations could fluctuate and be difficult to predict.
The share price of Accenture plc Class A ordinary shares has fluctuated in the past and could continue to fluctuate in the future in response to various factors. These factors include:

•	changes in macroeconomic or political factors unrelated to our business;

•	general or industry-specific market conditions or changes in financial markets;

•	our failure to meet our growth and financial objectives, including with respect to our overall revenue growth, operating margin expansion and Accenture’s earnings per share growth;

•	our ability to generate enough free cash flow to return cash to our shareholders at historical levels or levels expected by our shareholders;

•	announcements by us or competitors about developments in our business or prospects; and

•	projections or speculation about our business or that of competitors by the media or investment analysts.
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

•	changes in our pricing or competitors’ pricing;

•	our ability to manage costs, including those for our own or subcontracted personnel, travel, support services and severance;

•	contract delivery inefficiencies, such as those due to poor delivery or changes in forecasts;

•	currency exchange rate fluctuations;

•	our ability to transition employees quickly from completed to new projects and maintain an appropriate headcount in each of our workforces;

•	changes in estimates, accruals or payments of variable compensation to our employees;

•	seasonality, including number of workdays and holiday and summer vacations;

•	acquisition, integration and operational costs related to businesses acquired;

•	the introduction of new products or services by us, competitors or alliance partners;

•	changes in, or the application of changes in, accounting principles or pronouncements under U.S. generally accepted accounting principles, particularly those related to revenue recognition; and

•	global, regional and local economic and political conditions and related risks, including acts of terrorism.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers and persons chosen to become executive officers of Accenture plc, our general partner, as of the date hereof are as follows:
Gianfranco Casati, 55, became our group chief executive—Growth Markets in January 2014. From September 2006 to January 2014, he served as our group chief executive—Products operating group. From April 2002 to September 2006, Mr. Casati was managing director of the Products operating group’s Europe operating unit. He also served as Accenture’s country managing director for Italy and as chairman of our geographic council in its IGEM (Italy, Greece, emerging markets) region, supervising Accenture offices in Italy, Greece and several Eastern European countries. Mr. Casati has been with Accenture for 30 years.
Richard P. Clark, 53, became our chief accounting officer in September 2013 and has served as our corporate controller since September 2010. Prior to that, Mr. Clark served as our senior managing director of investor relations from September 2006 to September 2010. Previously he served as our finance director—Communications, Media & Technology operating group from July 2001 to September 2006 and as our finance director—Resources operating group from 1998 to July 2001. Mr. Clark has been with Accenture for 31 years.
Johan (Jo) G. Deblaere, 52, became our chief operating officer in September 2009. From September 2006 to September 2009, Mr. Deblaere served as our chief operating officer—Outsourcing. Prior to that, from September 2005 to September 2006, he led our global network of business process outsourcing delivery centers. From September 2000 to September 2005, he had overall responsibility for work with public-sector clients in Western Europe. Mr. Deblaere has been with Accenture for 29 years.
Daniel T. London, 50, became our group chief executive—Health & Public Service operating group in June 2014. From 2009 to June 2014, Mr. London was senior managing director for Health & Public Service in North America. Previously, he served as managing director of Accenture’s Finance & Performance Management global service line. Mr. London has been with Accenture for 28 years.
Richard A. Lumb, 53, became our group chief executive—Financial Services operating group in December 2010. From June 2006 to December 2010, Mr. Lumb led our Financial Services operating group in Europe, Africa, the Middle East and Latin America. He also served as our managing director of business and market development—Financial Services operating group from September 2005 to June 2006. Mr. Lumb has been with Accenture for 29 years.
Pierre Nanterme, 55, became chairman of the Board of Directors in February 2013 and has served as our chief executive officer since January 2011. Mr. Nanterme was our group chief executive—Financial Services operating group from September 2007 to December 2010. Prior to assuming this role, Mr. Nanterme held various leadership roles throughout the Company, including serving as our chief leadership officer from May 2006 through September 2007 and our country managing director for France from November 2005 to September 2007. Mr. Nanterme has been a director since October 2010 and has been with Accenture for 31 years.
Jean-Marc Ollagnier, 52, became our group chief executive—Resources operating group in March 2011. From September 2006 to March 2011, Mr. Ollagnier led our Resources operating group in Europe, Latin America, the Middle East and Africa. Previously, he served as our global managing director—Financial Services Solutions group and as our geographic unit managing director—Gallia. Mr. Ollagnier has been with Accenture for 28 years.
Stephen J. Rohleder, 57, became our group chief executive—North America in June 2014. From September 2009 to June 2014, he was our group chief executive—Health & Public Service operating group. From September 2004 to September 2009, Mr. Rohleder served as our chief operating officer. Prior to that, he was our group chief executive—Public Service operating group from March 2003 to September 2004. From March 2000 to March 2003, he was managing partner of our Public Service operating group in the United States. Mr. Rohleder has been with Accenture for 33 years.
David P. Rowland, 53, has been our chief financial officer since July 2013. From October 2006 to July 2013, he was our senior vice president—Finance. Previously, Mr. Rowland was our managing director—Finance Operations from July 2001 to October 2006. Prior to assuming that role, he served as our finance director—Communications, Media & Technology and as our finance director—Products. Mr. Rowland has been with Accenture for 32 years.
Robert E. Sell, 52, became our group chief executive—Communications, Media & Technology operating group in March 2012. From September 2007 to March 2012, Mr. Sell led our Communications, Media & Technology operating group in North America. Prior to assuming that role, he served in a variety of leadership roles throughout Accenture, serving clients in a number of industries. Mr. Sell has been with Accenture for 30 years.
Ellyn J. Shook, 51, became our chief human resources officer in March 2014. From 2012 to March 2014, Ms. Shook was our senior managing director—Human Resources and head of Accenture’s Human Resources Centers of Expertise. From 2004 to 2011, she served as the global human resources lead for career management, performance management, total rewards, employee engagement and mergers and acquisitions. Ms. Shook has been with Accenture for 26 years.

Julie Spellman Sweet, 47, has been our general counsel, secretary and chief compliance officer since March 2010. Prior to joining Accenture, Ms. Sweet was, for 10 years, a partner in the Corporate department of the law firm of Cravath, Swaine & Moore LLP, which she joined as an associate in 1992.
Alexander M. van ’t Noordende, 51, became our group chief executive—Products operating group in January 2014. From March 2011 to January 2014, he served as our group chief executive—Management Consulting. Mr. van ’t Noordende was our group chief executive—Resources operating group from September 2006 to March 2011. Prior to assuming that role, he led our Resources operating group in Southern Europe, Africa, the Middle East and Latin America, and served as managing partner of the Resources operating group in France, Belgium and the Netherlands. From 2001 until September 2006, he served as our country managing director for the Netherlands. Mr. van ’t Noordende has been with Accenture for 27 years.

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

	Price Range
	High	Low
Fiscal 2013
First Quarter	$71.79	$60.69
Second Quarter	$75.97	$65.20
Third Quarter	$84.22	$72.42
Fourth Quarter	$83.30	$69.00
Fiscal 2014
First Quarter	$79.45	$69.78
Second Quarter	$85.88	$73.79
Third Quarter	$84.69	$76.25
Fourth Quarter	$84.56	$76.87
Fiscal 2015
First Quarter (through October 14, 2014)	$82.16	$75.98

The closing sale price of an Accenture plc Class A ordinary share as reported by the New York Stock Exchange consolidated tape as of October 14, 2014 was $76.17. As of October 14, 2014, there were 238 holders of record of Accenture plc Class A ordinary shares.
There is no trading market for Accenture plc Class X ordinary shares. As of October 14, 2014, there were 702 holders of record of Accenture plc Class X ordinary shares.
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
Dividend Policy
On November 15, 2012, May 15, 2013, November 15, 2013 and May 15, 2014, Accenture paid a cash dividend of $0.81, $0.81, $0.93 and $0.93 per share, respectively, on its Class A ordinary shares and we paid a semi-annual cash dividend of $0.81, $0.81, $0.93 and $0.93 per share, respectively, on our Class I common shares.
On September 23, 2014, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.02 per share on its Class A ordinary shares for shareholders of record at the close of business on October 17, 2014. Accenture will cause us to declare a semi-annual cash dividend of $1.02 per share on our Class I common shares for shareholders of record at the close of business on October 14, 2014. Both dividends are payable on November 17, 2014.

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
Recent Sales of Unregistered Securities
None.
Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the fourth quarter of fiscal 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
June 1, 2014 — June 30, 2014
Class I common shares	22,625	$81.18	—	—
July 1, 2014 — July 31, 2014
Class I common shares	175,651	$80.53	—	—
August 1, 2014 — August 31, 2014
Class I common shares	125,625	$79.16	—	—
Total
Class I common shares	323,901	$80.05	—	—
Accenture Canada Holdings Inc.
June 1, 2014 — June 30, 2014
Exchangeable shares	300	$81.18	—	—
July 1, 2014 — July 31, 2014
Exchangeable shares	—	$—	—	—
August 1, 2014 — August 31, 2014
Exchangeable shares	—	$—	—	—
Total
Exchangeable shares	300	$81.18	—	—
 _______________

(1)
During the fourth quarter of fiscal 2014, we acquired a total of 323,901 Accenture SCA Class I common shares and 300 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the fourth quarter of fiscal 2014, Accenture issued 648,726 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to a registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of August 31, 2014, Accenture’s and our aggregate available authorization for share purchases and redemptions was $4,746 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares
On June 30, 2014, July 31, 2014 and August 29, 2014, we transferred an aggregate of 3,362,351 Accenture SCA Class I common shares to Accenture in connection with transactions related to the issuance of Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were transferred in reliance on the exemption from registration contained in Sections 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the fourth quarter of fiscal 2014. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares. For year-to-date information on all share purchases, redemptions and exchanges by the Company and further discussion of the Company’s share purchase activity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Share Purchases and Redemptions.”

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
June 1, 2014 — June 30, 2014
Class A ordinary shares	1,700,699	$82.61	1,673,469	$5,185
Class X ordinary shares	27,800	$0.0000225	—	—
July 1, 2014 — July 31, 2014
Class A ordinary shares	3,212,819	$80.09	2,270,513	$4,988
Class X ordinary shares	295,604	$0.0000225	—	—
August 1, 2014 — August 31, 2014
Class A ordinary shares	2,945,372	$79.38	2,921,202	$4,746
Class X ordinary shares	319,260	$0.0000225	—	—
Total
Class A ordinary shares (4)	7,858,890	$80.37	6,865,184
Class X ordinary shares (5)	642,664	$0.0000225	—
 _______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the fourth quarter of fiscal 2014, Accenture purchased 6,865,184 Accenture plc Class A ordinary shares under this program for an aggregate price of $553 million. The open-market purchase program does not have an expiration date.

(3)
As of August 31, 2014, Accenture’s and our aggregate available authorization for share purchases and redemptions was $4,746 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of August 31, 2014, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the fourth quarter of fiscal 2014, Accenture purchased 993,706 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)
During the fourth quarter of fiscal 2014, Accenture redeemed 642,664 Accenture plc Class X ordinary shares pursuant to its articles of association. Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 6.     SELECTED FINANCIAL DATA
The data for fiscal 2014, 2013 and 2012 and as of August 31, 2014 and 2013 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this report. The data for fiscal 2011 and 2010 and as of August 31, 2012, 2011 and 2010 are derived from the audited Consolidated Financial Statements and related Notes that are not included in this report. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this report.

	Fiscal
	2014	2013 (1)	2012	2011	2010
	(in millions of U.S. dollars)
Income Statement Data
Revenues before reimbursements (“Net revenues”)	$30,002	$28,563	$27,862	$25,507	$21,551
Revenues	31,875	30,394	29,778	27,353	23,094
Operating income	4,301	4,339	3,872	3,470	2,915
Net income	3,176	3,555	2,825	2,553	2,060
Net income attributable to Accenture SCA	3,122	3,508	2,785	2,515	2,033
Dividends per common share	1.86	1.62	1.35	.90	1.125
 _______________

(1)
Includes the impact of $274 million in reorganization benefits and $243 million in U.S. federal tax benefits recorded during fiscal 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for Fiscal 2013 Compared to Fiscal 2012—Reorganization (Benefits) Costs, net” and “—Provision for Income Taxes,” respectively.

	As of August 31,
	2014	2013	2012	2011	2010
	(in millions of U.S. dollars)
Balance Sheet Data
Cash and cash equivalents	$4,921	$5,632	$6,641	$5,701	$4,838
Total assets	17,930	16,867	16,665	15,732	12,835

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
We use the terms “we,” the “Company,” “our” and “us” in this report to refer to Accenture SCA and its subsidiaries. Accenture plc (“Accenture”) is the sole general partner of the Company. All references to years, unless otherwise noted, refer to our fiscal year, which ends on August 31. For example, a reference to “fiscal 2014” means the 12-month period that ended on August 31, 2014. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.
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
Revenues before reimbursements (“net revenues”) for the fourth quarter of fiscal 2014 were $7.78 billion, compared with $7.09 billion for the fourth quarter of fiscal 2013, an increase of 10% in U.S. dollars and 8% in local currency. Net revenues for fiscal 2014 were $30.00 billion, compared with $28.56 billion for fiscal 2013, an increase of 5% in both U.S. dollars and local currency. During the fourth quarter of fiscal 2014, Communications, Media & Technology, Products, Health & Public Service and Financial Services experienced year-over-year revenue growth in local currency, while Resources was flat year-over-year in local currency. Revenue growth in local currency was very strong in outsourcing and modest in consulting during the fourth quarter of fiscal 2014. Clients continue to request a higher volume of outsourcing services, place a greater emphasis on cost savings initiatives and manage the pace and level of spending on existing consulting and outsourcing contracts. The business environment remains competitive and, in the first half of fiscal 2014, we experienced pricing pressures. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the fourth quarter of fiscal 2014 were $4.02 billion, compared with $3.80 billion for the fourth quarter of fiscal 2013, an increase of 6% in U.S. dollars and 4% in local currency. Net consulting revenues for fiscal 2014 were $15.74 billion, compared with $15.38 billion for fiscal 2013, an increase of 2% in U.S. dollars and 3% in local currency. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including digital services (digital marketing, analytics and mobility) and cloud computing. Compared to fiscal 2013, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue, and we expect this trend to continue.
In our outsourcing business, net revenues for the fourth quarter of fiscal 2014 were $3.76 billion, compared with $3.28 billion for the fourth quarter of fiscal 2013, an increase of 15% in U.S. dollars and 13% in local currency. Net outsourcing revenues for fiscal 2014 were $14.26 billion, compared with $13.18 billion for fiscal 2013, an increase of 8% in both U.S. dollars and local currency. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2013, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues and revenue growth in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues and revenue growth in U.S. dollars may be higher. When compared to the fourth quarter of fiscal 2013, the U.S. dollar weakened against many currencies during the fourth quarter of fiscal 2014, resulting in favorable currency translation and U.S. dollar revenue growth that was approximately 1% higher than our revenue growth in local currency. When compared to fiscal 2013, there was no aggregate foreign currency translation impact during fiscal 2014, resulting in U.S. dollar revenue growth that was the same as our revenue growth in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll outsourcing costs. Cost of services as a percentage of revenues is driven by the prices we obtain for our solutions and services, the utilization of our client-service personnel and the level of non-payroll costs associated with outsourcing contracts. Utilization primarily represents the percentage of our consulting professionals’ time spent on chargeable work. Utilization for the fourth quarter of fiscal 2014 was approximately 88%, flat with the third quarter of fiscal 2014 and within our target range. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand.
We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 305,000 as of August 31, 2014, compared with approximately 293,000 as of May 31, 2014 and approximately 275,000 as of August 31, 2013. The year-over-year increase in our headcount reflects an overall increase in demand for our services, primarily those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the fourth quarter of fiscal 2014 was 15%, up from 14% in the third quarter of fiscal 2014 and 12% in the fourth quarter of fiscal 2013. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. For the majority of our personnel, compensation increases for fiscal 2014 became effective September 1, 2013. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing and emerging technology services; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the fourth quarter of fiscal 2014 was 31.7%, compared with 33.2% for the fourth quarter of fiscal 2013. Gross margin for fiscal 2014 was 32.3%, compared with 32.9% for fiscal 2013. There were several factors affecting cost of services and gross margin during fiscal 2014. We experienced lower consulting and outsourcing contract profitability compared to fiscal 2013, primarily due to pricing pressures in the first half of fiscal 2014 and higher payroll costs as we did not fully absorb the impact of compensation increases and/or rebalance the mix of resources. In addition, we experienced lower margins in the early stages of a few large contracts. While we accrued significant variable compensation during fiscal 2014, the amounts accrued are lower than fiscal 2013 and partially offset the impacts noted above.
Sales and marketing and general and administrative costs as a percentage of net revenues were 17.9% for the fourth quarter of fiscal 2014, compared with 19.3% for the fourth quarter of fiscal 2013. Sales and marketing and general and administrative costs as a percentage of net revenues were 18.0% for fiscal 2014, compared with 18.6% for fiscal 2013. Sales and marketing costs are driven primarily by: compensation costs for business-development activities; investment in offerings; marketing-and advertising-related activities; and acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space. We continuously monitor these costs and implement cost-management actions, as appropriate. For fiscal 2014 compared to fiscal 2013, sales and marketing and general and administrative costs each decreased 30 basis points as a percentage of net revenues.
Operating income for the fourth quarter of fiscal 2014 was $1,079 million, compared with $984 million for the fourth quarter of fiscal 2013. Operating income for fiscal 2014 was $4,301 million, compared with $4,339 million for fiscal 2013. Operating margin (Operating income as a percentage of Net revenues) for the fourth quarter of fiscal 2014 was 13.9% , flat with the fourth quarter of fiscal 2013. Operating margin for fiscal 2014 was 14.3%, compared with 15.2% for fiscal 2013. We recorded reorganization benefits of $274 million during fiscal 2013 which increased operating margin by 100 basis points. Excluding the effects of the reorganization benefits, operating margin for fiscal 2013 would have been 14.2%.

The effective tax rate for fiscal 2014 was 26.1%, compared with 18.1% for fiscal 2013. The above noted reorganization benefits recorded during fiscal 2013 increased income before income taxes without any increase in income tax expense. In addition, during fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, our effective tax rate for fiscal 2013 would have been 25.3%.
Our Operating income is also affected by currency exchange-rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs. For more information on our hedging programs, see Note 7 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Bookings and Backlog
New bookings for the fourth quarter of fiscal 2014 were $8.33 billion, with consulting bookings of $3.95 billion and outsourcing bookings of $4.38 billion. New bookings for fiscal 2014 were $35.88 billion, with consulting bookings of $17.15 billion and outsourcing bookings of $18.73 billion.
We provide information regarding our new bookings, which include new contracts, including those acquired through acquisitions, as well as renewals, extensions and changes to existing contracts, because we believe doing so provides useful trend information regarding changes in the volume of our new business over time. New bookings can vary significantly quarter to quarter depending in part on the timing of the signing of a small number of large outsourcing contracts. The types of services clients are demanding and the pace and level of their spending may impact the conversion of new bookings to revenues. For example, outsourcing bookings, which are typically for multi-year contracts, generally convert to revenue over a longer period of time compared to consulting bookings. Information regarding our new bookings is not comparable to, nor should it be substituted for, an analysis of our revenues over time. New bookings involve estimates and judgments. There are no third-party standards or requirements governing the calculation of bookings. We do not update our new bookings for material subsequent terminations or reductions related to bookings originally recorded in prior fiscal years. New bookings are recorded using then-existing foreign currency exchange rates and are not subsequently adjusted for foreign currency exchange rate fluctuations.
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
We enter into contracts that may consist of multiple elements. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another element. The selling price of each element is determined by obtaining third party evidence of fair value of each element and is based on the price charged when the element is sold separately by the Company on a regular basis and not as part of a contract with multiple elements. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with our accounting policies for the separate elements when the services have value on a stand-alone basis, selling price of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in our control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements.
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
Net revenues include the margin earned on computer hardware, software and related services resale contracts, as well as revenues from alliance agreements, neither of which is material to us. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware, software and related services resales. In addition, Reimbursements may include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. We report revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
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
While we provide discussion about our results of operations below, we cannot measure how much of our revenue growth in a particular period is attributable to changes in price or volume. Management does not track standard measures of unit or rate volume. Instead, our measures of volume and price are extremely complex, as each of our services contracts is unique, reflecting a customized mix of specific services that does not fit into standard comparability measurements. Revenue for our services is a function of the nature of each service to be provided, the skills required and the outcome sought, as well as estimated cost, risk, contract terms and other factors.

Results of Operations for Fiscal 2014 Compared to Fiscal 2013
Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2014	2013			2014	2013
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$5,924	$5,686	4%	5%	20%	20%
Financial Services	6,511	6,166	6	5	22	21
Health & Public Service	5,022	4,739	6	7	17	17
Products	7,395	6,807	9	8	24	24
Resources	5,135	5,143	—	1	17	18
Other	15	22	n/m	n/m	—	—
TOTAL NET REVENUES	30,002	28,563	5%	5%	100%	100%
Reimbursements	1,872	1,831	2
TOTAL REVENUES	$31,875	$30,394	5%
GEOGRAPHIC REGIONS
Americas	$14,201	$13,519	5%	6%	47%	47%
EMEA (1)	11,915	11,047	8	4	40	39
Asia Pacific	3,886	3,997	(3)	4	13	14
TOTAL NET REVENUES	$30,002	$28,563	5%	5%	100%	100%
TYPE OF WORK
Consulting	$15,738	$15,383	2%	3%	52%	54%
Outsourcing	14,265	13,179	8	8	48	46
TOTAL NET REVENUES	$30,002	$28,563	5%	5%	100%	100%
_______________
n/m = not meaningful
Amounts in table may not total due to rounding.

(1)	EMEA includes Europe, the Middle East and Africa.
Our business in the United States represented 40%, 39% and 36% of our consolidated net revenues during fiscal 2014, 2013 and 2012, respectively. No other country individually comprised 10% or more of our consolidated net revenues during these periods.

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for fiscal 2014 compared to fiscal 2013:
Operating Groups

•
Communications, Media & Technology net revenues increased 5% in local currency. Outsourcing revenue growth was driven by all industry groups in Americas and Electronics & High Tech in Asia Pacific. This growth was partially offset by a decline in Electronics & High Tech in EMEA. Consulting revenues reflected modest growth, led by Electronics & High Tech in Americas and EMEA, partially offset by declines in Communications across all geographic regions.

•
Financial Services net revenues increased 5% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in EMEA and Asia Pacific and Capital Markets in Americas. These increases were partially offset by a decline in Insurance in Americas. Consulting revenues reflected a slight decline, due to declines in Insurance in EMEA and Americas, partially offset by growth in Banking in EMEA and Asia Pacific. While fiscal 2014 consulting net revenues reflected a slight decline, year-over-year growth in the second half of fiscal 2014 partially offset revenue declines in the first half of fiscal 2014.

•
Health & Public Service net revenues increased 7% in local currency. Outsourcing revenues reflected very strong growth, led by Health and Public Service in Americas, partially offset by a decline in Health in EMEA. Consulting revenues reflected modest growth, driven by Public Service and Health in Americas and Public Service in Asia Pacific, partially offset by a decline in Public Service in EMEA.

•
Products net revenues increased 8% in local currency. Outsourcing revenues reflected strong growth, driven by growth across all geographic regions in most industry groups, led by Air, Freight & Travel Services and Life Sciences in Americas and Retail in EMEA. These increases were partially offset by declines in Retail in Americas, and Consumer Goods & Services and Air, Freight & Travel Services in EMEA. Consulting revenues reflected strong growth, driven by most industry groups in EMEA, led by Retail, Consumer Goods & Services and Auto, and in Americas, led by Consumer Goods & Services and Air, Freight & Travel Services. This growth was partially offset by declines in Retail in Asia Pacific and Americas.

•
Resources net revenues increased 1% in local currency. Outsourcing revenues reflected modest growth, driven by Energy in Americas and Utilities in EMEA, partially offset by a decline in Utilities in Americas. Consulting revenues reflected a slight decline, due to declines in Natural Resources across all geographic regions and Energy in Americas, partially offset by growth in Energy in Asia Pacific and EMEA, Utilities in EMEA and Chemicals in Americas. Some of our clients, primarily in Natural Resources, continued to reduce their level of consulting investments. In addition, several large systems integration projects have ended or have transitioned to smaller phases and demand for our services has moderated. We expect these trends will continue to impact Resources year-over-year net revenue growth in the near term.

Geographic Regions

•	Americas net revenues increased 6% in local currency, driven by the United States, partially offset by a decline in Canada.

•
EMEA net revenues increased 4% in local currency, driven by France, Italy, the United Kingdom, Switzerland, Germany and Norway. These increases were partially offset by declines in Spain, South Africa and Finland.

•	Asia Pacific net revenues increased 4% in local currency, driven by Japan and to a lesser extent India, partially offset by declines in Singapore and South Korea.
In fiscal 2015, we will begin reporting our geographic regions as follows: North America (the United States and Canada); Europe; and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). See Item 9B, “Other Information” for fiscal 2014 and 2013 net revenues aligned with these revised geographic regions.
Operating Expenses
Operating expenses for fiscal 2014 were $27,574 million, an increase of $1,519 million, or 6%, over fiscal 2013, and increased as a percentage of revenues to 86.5% from 85.7% during this period. Operating expenses before reimbursable expenses for fiscal 2014 were $25,702 million, an increase of $1,478 million, or 6%, over fiscal 2013, and increased as a percentage of net revenues to 85.7% from 84.8% during this period. Operating expenses for fiscal 2013 included reorganization benefits of $274 million as a result of final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure in 2001.
Cost of Services
Cost of services for fiscal 2014 was $22,190 million, an increase of $1,180 million, or 6%, over fiscal 2013, and increased as a percentage of revenues to 69.6% from 69.1% during this period. Cost of services before reimbursable expenses for fiscal 2014 was $20,318 million, an increase of $1,139 million, or 6%, over fiscal 2013, and increased as a percentage of net revenues to 67.7% from 67.1% during this period. Gross margin for fiscal 2014 decreased to 32.3% from 32.9% during this period. There were several factors affecting cost of services and gross margin during fiscal 2014. We experienced lower consulting and outsourcing contract profitability compared to fiscal 2013, primarily due to pricing pressures in the first half of fiscal 2014 and higher payroll costs as we did not fully absorb the impact of compensation increases and/or rebalance the mix of resources. In addition, we experienced lower margins in the early stages of a few large contracts. While we accrued significant variable compensation during fiscal 2014, the amounts accrued are lower than fiscal 2013 and partially offset the impacts noted above.
Sales and Marketing
Sales and marketing expense for fiscal 2014 was $3,583 million, an increase of $101 million, or 3%, over fiscal 2013, and decreased as a percentage of net revenues to 11.9% from 12.2% during this period.
General and Administrative Costs
General and administrative costs for fiscal 2014 were $1,819 million, a decrease of $17 million, or 1%, from fiscal 2013, and decreased as a percentage of net revenues to 6.1% from 6.4% during this period.

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
Operating Income and Operating Margin
Operating income for fiscal 2014 was $4,301 million, a decrease of $38 million, or 1%, from fiscal 2013, and decreased as a percentage of net revenues to 14.3% from 15.2% during this period. During fiscal 2013, we recorded reorganization benefits of $274 million, which increased operating margin by 100 basis points. Excluding the effects of the fiscal 2013 reorganization benefits, operating margin for fiscal 2014 increased 10 basis points compared to fiscal 2013.
Operating income and operating margin for each of the operating groups were as follows:

	Fiscal
	2014		2013
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$770	13%	$786	14%
Financial Services	957	15	1,003	16
Health & Public Service	679	14	594	13
Products	992	13	985	14
Resources	902	18	971	19
Total	$4,301	14.3%	$4,339	15.2%
 _______________
Amounts in table may not total due to rounding.

Operating Income and Operating Margin Excluding Fiscal 2013 Reorganization Benefits (Non-GAAP)

	Fiscal
	2014		2013
	Operating Income and Operating Margin as Reported (GAAP)			Operating Income and Operating Margin Excluding Reorganization Benefits (Non-GAAP)

	Operating Income	Operating Margin	Operating Income (GAAP)	Reorganization Benefits (1)	Operating Income (2)	Operating Margin (2)	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$770	13%	$786	$53	$733	13%	$37
Financial Services	957	15	1,003	59	944	15	13
Health & Public Service	679	14	594	48	546	12	132
Products	992	13	985	65	921	14	71
Resources	902	18	971	49	921	18	(19)
Total	$4,301	14.3%	$4,339	$274	$4,065	14.2%	$236
_______________
Amounts in table may not total due to rounding.

(1)	Represents reorganization benefits related to final determinations of certain reorganization liabilities established in connection with our transition to a corporate structure during 2001.

(2)
We have presented Operating income and operating margin excluding reorganization benefits, as we believe the effect of the reorganization benefits on Operating income and operating margin facilitates understanding as to both the impact of these benefits and our operating performance.

During fiscal 2014, the financial results of each operating group benefited from a reduction in variable compensation compared to fiscal 2013. The commentary below provides additional insight into other factors affecting operating group performance and operating margin for fiscal 2014 compared to fiscal 2013, exclusive of the reorganization benefit recorded in fiscal 2013:

•
Communications, Media & Technology operating income was impacted by lower contract profitability, including early-stage work at lower margins on a few large contracts. Operating income was favorably impacted by revenue growth.

•
Financial Services operating income was impacted by lower contract profitability, including early-stage work at lower margins on a few large outsourcing contracts. Operating income was favorably impacted by outsourcing revenue growth.

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

Provision for Income Taxes
The effective tax rate for fiscal 2014 was 26.1%, compared with 18.1% for fiscal 2013. During fiscal 2013, we recorded reorganization benefits of $274 million, which increased income before income taxes without any increase in income tax expense. In addition, during fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Absent these items, our effective tax rate for fiscal 2013 would have been 25.3%. The higher effective tax rate during fiscal 2014 is primarily due to lower benefits related to final determinations of prior year tax liabilities.
Net Income
Net income for fiscal 2014 was $3,176 million, a decrease of $379 million, or 11%, from fiscal 2013. We recorded reorganization benefits of $274 million during fiscal 2013 which increased income before taxes without any increase in income tax expense. In addition, during fiscal 2013, we recorded a benefit of $243 million related to settlements of U.S. federal tax audits for fiscal years 2006 through 2009. Excluding the impact of these benefits, net income increased $138 million compared with fiscal 2013, primarily due to higher revenues and operating results, partially offset by a higher effective tax rate.

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

•
Financial Services net revenues increased 7% in local currency. Outsourcing revenues reflected very strong growth, driven by all industry groups in Americas and Banking in EMEA, including the impact of an acquisition in Banking during fiscal 2012. Consulting revenues reflected slight growth, with very strong growth driven by Insurance in Americas and Asia Pacific and Capital Markets in EMEA. These increases were partially offset by declines in Insurance and Banking in EMEA and Banking in Americas. Changes in the banking and capital markets industries continued to influence the business needs of our clients. This resulted in higher demand for outsourcing services, including transformational projects, and lower demand for short-term consulting services.

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

•
Resources net revenues decreased 1% in local currency. Outsourcing revenues reflected modest growth, driven by all industry groups in EMEA and Utilities and Energy in Asia Pacific, partially offset by a decline in Utilities in Americas. Consulting revenues reflected a modest decline, as growth in Chemicals across all geographic regions was more than offset by declines in Natural Resources in Asia Pacific and Americas, Utilities in EMEA and Energy in Americas. Some of our clients, primarily in Natural Resources and Utilities, reduced their level of consulting investments. In addition, several large systems integration projects ended or transitioned to smaller phases and demand for our outsourcing services moderated.

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

Operating Income and Operating Margin Excluding Fiscal 2013 Reorganization Benefits (Non-GAAP)

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
As of August 31, 2014, Cash and cash equivalents was $4.9 billion, compared with $5.6 billion as of August 31, 2013.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Fiscal
	2014	2013	2012	2014 to 2013 Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$3,486	$3,303	$4,257	$183
Investing activities	(1,056)	(1,156)	(535)	100
Financing activities	(3,165)	(3,066)	(2,559)	(100)
Effect of exchange rate changes on cash and cash equivalents	25	(90)	(223)	115
Net (decrease) increase in cash and cash equivalents	$(711)	$(1,009)	$939	$298
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year improvement in operating cash flow was primarily due to a discretionary cash contribution of $500 million made to our U.S. defined benefit pension plan in fiscal 2013, which had a net impact of $350 million, after tax. This increase was partially offset by lower collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues) and higher current year operational spending.
Investing activities: The $100 million decrease in cash used was primarily due to lower spending on business acquisitions and property and equipment. For additional information, see Note 5 (Business Combinations) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
Financing activities: The $100 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by an increase in net proceeds from share issuances. For additional information, see Note 13 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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

Borrowing Facilities
As of August 31, 2014, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility (1)	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	563	—
Local guaranteed and non-guaranteed lines of credit (3)	170	—
Total	$1,733	$—
_______________

(1)
This facility, which matures on October 31, 2016, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. We continue to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2014 and 2013, we had no borrowings under the facility.

(2)
We maintain separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local-currency financing for the majority of our operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2014 and 2013, we had no borrowings under these facilities.

(3)
We also maintain local guaranteed and non-guaranteed lines of credit for those locations that cannot access our global facilities. As of August 31, 2014 and 2013, we had no borrowings under these various facilities.

Under the borrowing facilities described above, we had an aggregate of $170 million and $179 million of letters of credit outstanding as of August 31, 2014 and 2013, respectively. In addition, we had total outstanding debt of $27 million and $26 million as of August 31, 2014 and 2013, respectively.
Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2014, our aggregate available authorization was $4,746 million for these share purchase programs and Accenture’s publicly announced open-market share purchase program.
Our share purchase activity during fiscal 2014 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
	(in millions of U.S. dollars, except share amounts)
Accenture SCA Class I common shares	1,845,036	$146
Accenture Canada Holdings Inc. exchangeable shares	124,346	10
Total	1,969,382	$156
Accenture and we intend to continue to use a significant portion of cash generated from operations for share repurchases during fiscal 2015. The number of shares ultimately repurchased under Accenture’s open-market share purchase program may vary depending on numerous factors, including, without limitation, share price and other market conditions, Accenture’s and our ongoing capital allocation planning, the levels of cash and debt balances, other demands for cash, such as acquisition activity, general economic and/or business conditions, and board and management discretion. Additionally, as these factors may change over the course of the year, the amount of share repurchase activity during any particular period cannot be predicted and may fluctuate from time to time. Share repurchases may be made from time to time through open-market purchases, in respect of purchases and redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares, through the use of Rule 10b5-1 plans and/or by other means. The repurchase program may be accelerated, suspended, delayed or discontinued at any time, without notice.

Other Share Redemptions
During fiscal 2014, Accenture issued 1,242,209 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
Subsequent Development
On September 23, 2014, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.02 per share on its Class A ordinary shares for shareholders of record at the close of business on October 17, 2014. Accenture will cause us to declare a semi-annual cash dividend of $1.02 per share on our Class I common shares for shareholders of record at the close of business on October 14, 2014. Both dividends are payable on November 17, 2014.
Obligations and Commitments
As of August 31, 2014, we had the following obligations and commitments to make future payments under contracts, contractual obligations and commercial commitments:

	Payments due by period
Contractual Cash Obligations (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions of U.S. dollars)
Long-term debt	$33	$—	$5	$6	$21
Operating leases	2,164	482	686	388	608
Retirement obligations (2)	107	11	22	22	52
Purchase obligations and other commitments (3)	199	138	61	—	—
Total	$2,503	$631	$774	$417	$681
_______________
Amounts in table may not total due to rounding.

(1)
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash outflows from future tax settlements cannot be determined. For additional information, refer to Note 9 (Income Taxes) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”

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
Recently Adopted Accounting Pronouncement
In September 2013, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”), which requires enhanced disclosures about certain financial instruments and derivative instruments that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements. The guidance also requires the disclosure of the gross amounts subject to rights of offset, amounts of offset and the related net exposure. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements. For additional information related to master netting arrangements, see Note 7 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
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
Certain of these hedge positions are undesignated hedges of balance sheet exposures such as intercompany loans and typically have maturities of less than one year. These hedges—primarily U.S. dollar/Indian rupee, U.S. dollar/Euro, U.S. dollar/Japanese yen, U.S. dollar/Australian dollar, U.S. dollar/Brazilian real, U.S. dollar/Singapore dollar, U.S. dollar/U.K. pound and U.S. dollar/Swiss franc—are intended to offset remeasurement of the underlying assets and liabilities. Changes in the fair value of these derivatives are recorded in Other expense, net in the Consolidated Income Statement. Additionally, we have hedge positions that are designated cash flow hedges of certain intercompany charges relating to our Global Delivery Network. These hedges—U.S. dollar/Indian rupee, U.S. dollar/Philippine peso, U.K. pound/Indian rupee and Euro/Indian rupee, which typically have maturities not exceeding three years—are intended to partially offset the impact of foreign currency movements on future costs relating to resources supplied by our Global Delivery Network. For additional information, see Note 7 (Derivative Financial Instruments) to our Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.”
For designated cash flow hedges, gains and losses currently recorded in Accumulated other comprehensive loss will be reclassified into earnings at the time when certain anticipated intercompany charges are accrued as Cost of services. As of August 31, 2014, it was anticipated that $20 million of the net losses, net of tax currently recorded in Accumulated other comprehensive loss will be reclassified into Cost of services within the next 12 months.
We use sensitivity analysis to determine the effects that market foreign currency exchange rate fluctuations may have on the fair value of our hedge portfolio. The sensitivity of the hedge portfolio is computed based on the market value of future cash flows as affected by changes in exchange rates. This sensitivity analysis represents the hypothetical changes in value of the hedge position and does not reflect the offsetting gain or loss on the underlying exposure. A 10% change in the levels of foreign currency exchange rates against the U.S. dollar (or other base currency of the hedge if not a U.S. dollar hedge) with all other variables held constant would have resulted in a change in the fair value of our hedge instruments of approximately $259 million and $309 million as of August 31, 2014 and 2013, respectively.

Interest Rate Risk
The interest rate risk associated with our borrowing and investing activities as of August 31, 2014 is not material in relation to our consolidated financial position, results of operations or cash flows. While we may do so in the future, we have not used derivative financial instruments to alter the interest rate characteristics of our investment holdings or debt instruments.
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
Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer of Accenture, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
KPMG LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page F-2.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Determinations of the Compensation Committee
On October 22, 2014, the Compensation Committee of the Board of Directors of Accenture plc approved an amendment to outstanding time-vesting equity awards previously granted under the Senior Officer Performance Equity Award program to members of the Company’s global management committee. Pursuant to the amended terms of such awards, if a global management committee member who is eligible for age-based vesting retires on or after the fiscal year-end (August 31st) but before the following January 1st, Accenture will allow for the vesting of awards that would otherwise have vested on January 1st had such global management committee member not retired before that date. In addition, the Compensation Committee determined that qualifying members of the global management committee who retire on or after the fiscal year-end but before the following February 1st will receive a cash payment in recognition of their prior fiscal year performance rather than receiving restricted share units under time-vesting equity award programs, which they would have received had they not retired before that date.
In connection with the previously announced retirement of Martin I. Cole, the Company’s former group chief executive—Technology, the Compensation Committee determined that in lieu of the time-vesting awards of restricted share units that would have been granted to Mr. Cole for his performance in fiscal 2014, Mr. Cole will instead receive an equivalent amount of cash in the amount of $780,000.

Geographic Regions
In fiscal 2015, we will begin reporting our geographic regions as follows: North America (the United States and Canada); Europe; and Growth Markets (Asia Pacific, Latin America, Africa, the Middle East, Russia and Turkey). Fiscal 2014 and 2013 net revenues aligned with these revised geographic regions are as follows:

	Fiscal		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for Fiscal
	2014	2013			2014	2013
	(in millions of U.S. dollars)
GEOGRAPHIC REGIONS
North America	$12,797	$12,035	6%	7%	43%	42%
Europe	11,255	10,359	9	4	37	36
Growth Markets	5,951	6,169	(4)	4	20	22
TOTAL NET REVENUES	$30,002	$28,563	5%	5%	100%	100%
_______________
Amounts in table may not total due to rounding.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have no board of directors or officers. Accenture plc, our general partner, is vested with management of us and controls our management and operations.
There have been no material changes to the procedures by which security holders may recommend nominees to Accenture’s Board of Directors from those described in the Proxy Statement for Accenture’s Annual General Meeting of Shareholders filed with the SEC on December 16, 2013.
Information about the executive officers of Accenture plc is contained in the discussion entitled “Executive Officers of the Registrant” in Part I of this Form 10-K. The remaining information called for by Item 10 will be included in the sections captioned “Re-Appointment of Directors,” “Corporate Governance” and “Beneficial Ownership” included in the definitive proxy statement relating to the 2015 Annual General Meeting of Shareholders of Accenture plc to be held on February 4, 2015 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by Item 11 will be included in the sections captioned “Executive Compensation” and “Director Compensation” included in the definitive proxy statement relating to the 2015 Annual General Meeting of Shareholders of Accenture plc to be held on February 4, 2015 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of August 31, 2014, certain information related to Accenture’s compensation plans under which Accenture plc Class A ordinary shares may be issued.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column)
Equity compensation plans approved by shareholders:
2001 Share Incentive Plan	5,259,952	(1)	$25.157	—
Amended and Restated 2010 Share Incentive Plan	24,624,496	(2)	42.753	29,654,594
2010 Employee Share Purchase Plan	—		N/A	14,502,569
Equity compensation plans not approved by shareholders	—		N/A	—
Total	29,884,448			44,157,163
_______________

(1)	Consists of 1,812,301 stock options with a weighted average exercise price of $25.157 per share and 3,447,651 restricted share units.

(2)	Consists of 9,730 stock options with a weighted average exercise price of $42.753 per share and 24,614,766 restricted share units.
The remaining information called for by Item 12 will be included in the section captioned “Beneficial Ownership” included in the definitive proxy statement relating to the 2015 Annual General Meeting of Shareholders of Accenture plc to be held on February 4, 2015 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 will be included in the section captioned “Corporate Governance” included in the definitive proxy statement relating to the 2015 Annual General Meeting of Shareholders of Accenture plc to be held on February 4, 2015 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 will be included in the section captioned “Audit” included in the definitive proxy statement relating to the 2015 Annual General Meeting of Shareholders of Accenture plc to be held on February 4, 2015 and is incorporated herein by reference. Accenture plc will file such definitive proxy statement with the SEC pursuant to Regulation 14A not later than 120 days after the end of the Company’s 2014 fiscal year covered by this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:
1.    Financial Statements as of August 31, 2014 and August 31, 2013 and for the three years ended August 31, 2014—Included in Part II of this Form 10-K:
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

10.13*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the Accenture plc May 31, 2013 10-Q)
10.14*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the Accenture plc February 28, 2013 10-Q (the “February 28, 2013 10-Q”))

10.15*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the Accenture plc August 31, 2013 10-K (the “August 31, 2013 10-K”))
10.16	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.17	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
10.18
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.19
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2014 10-Q (the “February 28, 2014 10-Q”))

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2013 10-Q)

10.22*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2014 10-Q)

10.23*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 28, 2013 10-Q)

10.24*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture plc February 29, 2012 10-Q (the “February 29, 2012 10-Q”))

10.25*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.29 to the Accenture plc August 31, 2012 10-K (the “August 31, 2012 10-K”))

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2014 10-Q)

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.8 to the February 28, 2013 10-Q)

10.28*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2014 10-Q)

10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2013 10-Q)

10.30*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2014 10-Q)
10.31*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)
10.32*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.48 to the August 31, 2013 10-K)
10.33*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.49 to the August 31, 2013 10-K)
10.34*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture plc August 31, 2014 10-K)
24.1	Power of Attorney (included on the signature page hereto)
31.1
Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2
Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from Accenture SCA’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2014 and August 31, 2013, (ii) Consolidated Income Statements for the years ended August 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2014, 2013 and 2012, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2014, 2013 and 2012, (v) Consolidated Cash Flows Statements for the years ended August 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements

(*)	Indicates management contract or compensatory plan or arrangement.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on October 24, 2014 by the undersigned, thereunto duly authorized.

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ JULIE SPELLMAN SWEET
Name: Julie Spellman Sweet
Title: General Counsel, Secretary & Chief
Compliance Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Pierre Nanterme, David P. Rowland and Julie Spellman Sweet, and each of them, as his or her true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his or her capacity as a director or officer of Accenture plc (the general partner of the registrant), to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 24, 2014 by the following persons on behalf of Accenture plc (the general partner of the registrant) and in the capacities indicated.

Signature	Title

/s/ PIERRE NANTERME	Chief Executive Officer, Chairman of the Board and Director
Pierre Nanterme	(principal executive officer)

/s/ DAVID P. ROWLAND	Chief Financial Officer
David P. Rowland	(principal financial officer)

/s/ RICHARD P. CLARK	Chief Accounting Officer
Richard P. Clark	(principal accounting officer)

/s/ JAIME ARDILA	Director
Jaime Ardila

/s/ DINA DUBLON	Director
Dina Dublon

Signature	Title

/s/ CHARLES GIANCARLO	Director
Charles Giancarlo

/s/ NOBUYUKI IDEI	Director
Nobuyuki Idei

/s/ WILLIAM L. KIMSEY	Director
William L. Kimsey

/s/ MARJORIE MAGNER	Director
Marjorie Magner

/s/ BLYTHE J. MCGARVIE	Director
Blythe J. McGarvie

/s/ SIR MARK MOODY-STUART	Director
Sir Mark Moody-Stuart

/s/ GILLES C. PÉLISSON	Director
Gilles C. Pélisson

/s/ PAULA A. PRICE	Director
Paula A. Price

/s/ WULF VON SCHIMMELMANN	Director
Wulf von Schimmelmann

/s/ FRANK K. TANG	Director
Frank K. Tang

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 10-Q)
3.2	Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)
3.3	Certificate of Incorporation of Accenture plc (incorporated by reference to Exhibit 3.2 to Accenture plc’s 8-K12B filed on September 1, 2009 (the “8-K12B”))
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

10.13*	Employment Agreement between Accenture SAS and Pierre Nanterme dated as of June 20, 2013 (incorporated by reference to Exhibit 10.2 to the Accenture plc May 31, 2013 10-Q)
10.14*	Form of Employment Agreement of executive officers in the United States (incorporated by reference to Exhibit 10.3 to the Accenture plc February 28, 2013 10-Q (the “February 28, 2013 10-Q”))
10.15*	Form of Employment Agreement of executive officers in the United Kingdom (incorporated by reference to Exhibit 10.16 to the Accenture plc August 31, 2013 10-K (the “August 31, 2013 10-K”))
10.16	Form of Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.11 to the July 2, 2001 Form S-1/A)
10.17	Articles of Amendment to Articles of Association of Accenture Canada Holdings Inc. (incorporated by reference to Exhibit 10.21 to the August 31, 2013 10-K)
10.18
Form of Exchange Trust Agreement by and between Accenture Ltd and Accenture Canada Holdings Inc. and CIBC Mellon Trust Company, made as of May 23, 2001 (incorporated by reference to Exhibit 10.12 to the July 2, 2001 Form S-1/A)

10.19
First Supplemental Agreement to Exchange Trust Agreement among Accenture plc, Accenture Ltd, Accenture Canada Holdings Inc. and Accenture Inc., dated September 1, 2009 (incorporated by reference to Exhibit 10.3 to the 8-K12B)

10.20*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the Accenture plc February 28, 2014 10-Q (the “February 28, 2014 10-Q”))

10.21*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2013 10-Q)

10.22*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2014 10-Q)

10.23*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.7 to the February 28, 2013 10-Q)

10.24*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the Accenture plc February 29, 2012 10-Q (the “February 29, 2012 10-Q”))

10.25*
Form of Senior Officer Performance Equity Award Restricted Share Unit Agreement in France pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.29 to the Accenture plc August 31, 2012 10-K (the “August 31, 2012 10-K”))

10.26*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2014 10-Q)

10.27*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.8 to the February 28, 2013 10-Q)

10.28*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2014 10-Q)

10.29*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.9 to the February 28, 2013 10-Q)

10.30*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.6 to the February 28, 2014 10-Q)
10.31*	Form of Restricted Share Unit Agreement for director grants pursuant to Accenture Ltd 2001 Share Incentive Plan (incorporated by reference to Exhibit 10.1 to the Accenture Ltd February 29, 2008 10-Q)
10.32*	Accenture LLP Leadership Separation Benefits Plan (incorporated by reference to Exhibit 10.48 to the August 31, 2013 10-K)
10.33*	Description of Global Annual Bonus Plan (incorporated by reference to Exhibit 10.49 to the August 31, 2013 10-K)
10.34*	Form of Indemnification Agreement, between Accenture International Sàrl and the indemnitee party thereto (incorporated by reference to Exhibit 10.5 to the 8-K12B)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Accenture plc August 31, 2014 10-K)
24.1	Power of Attorney (included on the signature page hereto)
31.1
Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1
Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2
Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101
The following financial information from Accenture SCA’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of August 31, 2014 and August 31, 2013, (ii) Consolidated Income Statements for the years ended August 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the years ended August 31, 2014, 2013 and 2012, (iv) Consolidated Shareholders’ Equity Statement for the years ended August 31, 2014, 2013 and 2012, (v) Consolidated Cash Flows Statements for the years ended August 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements

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

ACCENTURE SCA

Report of Independent Registered Public Accounting Firm

The General Partner and Shareholders
Accenture SCA:
We have audited the accompanying consolidated balance sheets of Accenture SCA and its subsidiaries (the Company) as of August 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2014. We also have audited Accenture SCA’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accenture SCA’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accenture SCA and its subsidiaries as of August 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Accenture SCA maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Chicago, Illinois
October 24, 2014

ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
August 31, 2014 and 2013
(In thousands of U.S. dollars, except share and per share amounts)

	August 31, 2014	August 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,921,305	$5,631,885
Short-term investments	2,602	2,525
Receivables from clients, net	3,859,567	3,333,126
Unbilled services, net	1,803,767	1,513,448
Deferred income taxes, net	731,820	794,917
Other current assets	585,381	568,277
Total current assets	11,904,442	11,844,178
NON-CURRENT ASSETS:
Unbilled services, net	28,039	18,447
Investments	66,783	43,631
Property and equipment, net	793,444	779,675
Goodwill	2,395,894	1,818,586
Deferred contract costs	629,905	554,747
Deferred income taxes, net	1,152,105	1,018,567
Other non-current assets	959,840	789,218
Total non-current assets	6,026,010	5,022,871
TOTAL ASSETS	$17,930,452	$16,867,049
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$330	$—
Accounts payable	1,064,228	961,851
Deferred revenues	2,348,034	2,230,615
Accrued payroll and related benefits	3,380,748	3,460,393
Accrued consumption taxes	360,430	308,655
Income taxes payable	355,274	266,593
Deferred income taxes, net	23,937	24,031
Other accrued liabilities	625,098	908,852
Total current liabilities	8,158,079	8,160,990
NON-CURRENT LIABILITIES:
Long-term debt	26,403	25,600
Deferred revenues relating to contract costs	544,831	517,397
Retirement obligation	1,107,931	872,761
Deferred income taxes, net	198,734	174,818
Income taxes payable	1,303,367	1,224,251
Other non-current liabilities	305,770	463,403
Total non-current liabilities	3,487,036	3,278,230
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of August 31, 2014 and August 31, 2013	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	921,586	875,156
Additional paid-in capital	6,194,032	5,747,846
Treasury shares, at cost: Class I common, 369,439,800 and 358,808,075 shares as of August 31, 2014 and August 31, 2013, respectively	(16,951,901)	(15,268,879)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of August 31, 2014 and August 31, 2013	(456,864)	(456,864)
Retained earnings	15,584,441	13,788,956
Accumulated other comprehensive loss	(924,197)	(1,116,162)
Total Accenture SCA shareholders’ equity	6,071,259	5,274,215
Noncontrolling interests	214,078	153,614
Total shareholders’ equity	6,285,337	5,427,829
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,930,452	$16,867,049

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Years Ended August 31, 2014, 2013 and 2012
(In thousands of U.S. dollars, except per share amounts)

	2014	2013	2012
REVENUES:
Revenues before reimbursements (“Net revenues”)	$30,002,394	$28,562,810	$27,862,330
Reimbursements	1,872,284	1,831,475	1,915,655
Revenues	31,874,678	30,394,285	29,777,985
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	20,317,928	19,178,635	18,874,629
Reimbursable expenses	1,872,284	1,831,475	1,915,655
Cost of services	22,190,212	21,010,110	20,790,284
Sales and marketing	3,582,833	3,481,891	3,303,478
General and administrative costs	1,819,136	1,835,646	1,810,984
Reorganization (benefits) costs, net	(18,015)	(272,042)	1,691
Total operating expenses	27,574,166	26,055,605	25,906,437
OPERATING INCOME	4,300,512	4,338,680	3,871,548
Interest income	30,370	32,893	42,550
Interest expense	(17,621)	(14,035)	(15,061)
Other (expense) income, net	(15,560)	(18,244)	5,137
INCOME BEFORE INCOME TAXES	4,297,701	4,339,294	3,904,174
Provision for income taxes	1,121,743	784,775	1,079,241
NET INCOME	3,175,958	3,554,519	2,824,933
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(6,584)	(7,825)	(6,458)
Net income attributable to noncontrolling interests – other	(47,353)	(38,243)	(33,903)
NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$3,122,021	$3,508,451	$2,784,572
Cash dividends per share	$1.86	$1.62	$1.35
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended August 31, 2014, 2013 and 2012
(In thousands of U.S. dollars)

	2014	2013	2012
NET INCOME	$3,175,958	$3,554,519	$2,824,933
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	95,587	(274,005)	(331,978)
Defined benefit plans	(111,997)	82,235	(205,409)
Cash flow hedges	208,375	(205,792)	(56,184)
Marketable securities	—	(5)	1,075
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE SCA	191,965	(397,567)	(592,496)
Other comprehensive (loss) income attributable to noncontrolling interests	(1,984)	(1,793)	125
COMPREHENSIVE INCOME	$3,365,939	$3,155,159	$2,232,562

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE SCA	$3,313,986	$3,110,884	$2,192,076
Comprehensive income attributable to noncontrolling interests	51,953	44,275	40,486
COMPREHENSIVE INCOME	$3,365,939	$3,155,159	$2,232,562

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS
For the Years Ended August 31, 2014, 2013 and 2012
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

ACCENTURE SCA CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENTS - (continued) For the Years Ended August 31, 2014, 2013 and 2012 (In thousands of U.S. dollars and share amounts)
	Class I Common Shares		Restricted Share Units (related to Accenture plc Class A ordinary shares)	Additional Paid-in Capital	Treasury Shares		Investment in Accenture plc		Retained Earnings	Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity	Noncontrolling Interests	Total Shareholders’ Equity
	$	No. Shares			$	No. Shares	$	No. Shares
Net income									3,122,021		3,122,021	53,937	3,175,958
Other comprehensive income										191,965	191,965	(1,984)	189,981
Income tax benefit on share-based compensation plans				78,421							78,421		78,421
Share-based compensation expense			625,792	45,509							671,301		671,301
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings, Inc. exchangeable shares				(5,166)	(2,207,955)	(28,062)					(2,213,121)	(4,629)	(2,217,750)
Issuances of Accenture SCA Class I common shares related to employee share programs			(634,619)	326,052	524,933	17,430					216,366	447	216,813
Dividends			55,257						(1,307,472)		(1,252,215)	(2,701)	(1,254,916)
Other, net				1,370					(19,064)		(17,694)	15,394	(2,300)
Balance as of August 31, 2014	$1,704,162	1,049,032	$921,586	$6,194,032	$(16,951,901)	(369,440)	$(456,864)	(13,817)	$15,584,441	$(924,197)	$6,071,259	$214,078	$6,285,337
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Years Ended August 31, 2014, 2013 and 2012
(In thousands of U.S. dollars)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,175,958	$3,554,519	$2,824,933
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	620,743	593,028	593,545
Reorganization (benefits) costs, net	(18,015)	(272,042)	1,691
Share-based compensation expense	671,301	615,878	538,086
Deferred income taxes, net	(74,092)	(209,674)	56,981
Other, net	104,950	(90,043)	(94,332)
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(464,639)	(213,634)	15,822
Unbilled services, current and non-current, net	(239,893)	(96,060)	(144,281)
Other current and non-current assets	(343,392)	(21,152)	(355,472)
Accounts payable	72,526	(5,073)	(68,082)
Deferred revenues, current and non-current	93,927	(81,878)	229,724
Accrued payroll and related benefits	(138,618)	88,202	420,049
Income taxes payable, current and non-current	108,860	(260,902)	69,146
Other current and non-current liabilities	(83,531)	(298,041)	169,042
Net cash provided by operating activities	3,486,085	3,303,128	4,256,852
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and sales of available-for-sale investments	—	—	12,549
Purchases of available-for-sale investments	—	—	(7,554)
Proceeds from sales of property and equipment	5,526	17,366	5,977
Purchases of property and equipment	(321,870)	(369,593)	(371,974)
Purchases of businesses and investments, net of cash acquired	(740,067)	(803,988)	(174,383)
Net cash used in investing activities	(1,056,411)	(1,156,215)	(535,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	216,813	186,204	218,336
Purchases of shares	(2,217,750)	(2,214,744)	(1,862,790)
Proceeds from (repayments of) long-term debt, net	543	(34)	(6,399)
Proceeds from short-term borrowings, net	—	88	131
Cash dividends paid	(1,254,916)	(1,121,738)	(950,857)
Excess tax benefits from share-based payment arrangements	114,293	114,073	78,357
Other, net	(24,399)	(29,478)	(35,633)
Net cash used in financing activities	(3,165,416)	(3,065,629)	(2,558,855)
Effect of exchange rate changes on cash and cash equivalents	25,162	(89,925)	(223,164)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(710,580)	(1,008,641)	939,448
CASH AND CASH EQUIVALENTS, beginning of period	5,631,885	6,640,526	5,701,078
CASH AND CASH EQUIVALENTS, end of period	$4,921,305	$5,631,885	$6,640,526
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$17,595	$13,984	$15,133
Income taxes paid	$962,976	$963,039	$1,033,704
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
All references to years, unless otherwise noted, refer to the Company’s fiscal year, which ends on August 31. For example, a reference to “fiscal 2014” means the 12-month period that ended on August 31, 2014. All references to quarters, unless otherwise noted, refer to the quarters of the Company’s fiscal year.
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
Costs related to delivering outsourcing services are expensed as incurred with the exception of certain transition costs related to the set-up of processes, personnel and systems, which are deferred during the transition period and expensed evenly over the period outsourcing services are provided. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Generally, deferred amounts are protected in the event of early termination of the contract and are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Deferred transition costs were $598,317 and $539,048 as of August 31, 2014 and 2013, respectively, and are included in Deferred contract costs. Amounts billable to the client for transition or set-up activities are deferred and recognized as revenue evenly over the period outsourcing services are provided. Deferred transition revenues were $543,280 and $515,578 as of August 31, 2014 and 2013, respectively, and are included in non-current Deferred revenues relating to contract costs. Contract acquisition and origination costs are expensed as incurred.
The Company enters into contracts that may consist of multiple elements. These contracts may include any combination of technology integration consulting services, non-technology integration consulting services or outsourcing services described above. Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative selling price or the amount that is not contingent on future delivery of another element. The selling price of each element is determined by obtaining third party evidence of fair value of each element and is based on the price charged when the element is sold separately by the Company on a regular basis and not as part of a contract with multiple elements. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Revenues are recognized in accordance with the Company’s accounting policies for the separate elements, as described above. Elements qualify for separation when the services have value on a stand-alone basis, selling price of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements.
Revenues recognized in excess of billings are recorded as Unbilled services. Billings in excess of revenues recognized are recorded as Deferred revenues until revenue recognition criteria are met.
Revenues before reimbursements (“net revenues”) include the margin earned on computer hardware, software and related services resale, as well as revenues from alliance agreements. Reimbursements include billings for travel and other out-of-pocket expenses and third-party costs, such as the cost of hardware, software and related services resales. In addition, Reimbursements include allocations from gross billings to record an amount equivalent to reimbursable costs, where billings do not specifically identify reimbursable expenses. The Company reports revenues net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of all cash balances and liquid investments with original maturities of three months or less, including money market funds of $475,000 and $650,000 as of August 31, 2014 and 2013, respectively. Cash and cash equivalents also includes restricted cash of $45,132 as of August 31, 2014 and 2013, which primarily relates to cash held to meet certain insurance requirements. As a result of certain subsidiaries’ cash management systems, checks issued but not presented to the banks for payment may create negative book cash balances. Such negative balances are classified as Current portion of long term debt and bank borrowings.
Client Receivables, Unbilled Services and Allowances
The Company records its client receivables and unbilled services at their face amounts less allowances. On a periodic basis, the Company evaluates its receivables and unbilled services and establishes allowances based on historical experience and other currently available information. As of August 31, 2014 and 2013, total allowances recorded for client receivables and unbilled services were $82,643 and $91,716, respectively. The allowance reflects the Company’s best estimate of collectibility risks on outstanding receivables and unbilled services. In limited circumstances, the Company agrees to extend financing to certain clients. The terms vary by contract, but generally payment for services is contractually linked to the achievement of specified performance milestones.
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
Investments
All liquid investments with an original maturity greater than three months but less than one year are considered to be short-term investments. Non-current investments are primarily non-marketable equity securities of privately held companies and are accounted for using either the equity or cost methods of accounting, in accordance with the requirements of ASC 323, Investments- Equity Method and Joint Ventures. Marketable securities are classified as available-for-sale investments and reported at fair value with changes in unrealized gains and losses recorded as a separate component of Accumulated other comprehensive loss until realized. Interest and amortization of premiums and discounts for debt securities are included in Interest income.

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
Goodwill
Goodwill represents the excess of the purchase price of an acquired entity over the fair value of net assets acquired. The Company reviews the recoverability of goodwill by reportable operating segment annually, or more frequently when indicators of impairment exist. Based on the results of its annual impairment analysis, the Company determined that no impairment existed as of August 31, 2014 and 2013, as each reportable operating segment’s estimated fair value substantially exceeded its carrying value.
Long-Lived Assets
Long-lived assets, including deferred contract costs and identifiable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future net cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value.
Intangible assets with finite lives are generally amortized using the straight-line method over their estimated economic useful lives, ranging from one to fifteen years.
Operating Expenses
Selected components of operating expenses were as follows:

	Fiscal
	2014	2013	2012
Training costs	$786,517	$878,108	$857,574
Research and development costs	639,513	715,094	559,611
Advertising costs	87,559	90,310	81,640
(Release of) provision for doubtful accounts (1)	(12,867)	32,238	(204)

_______________

(1)	For additional information, see “Client Receivables, Unbilled Services and Allowances”
Recently Adopted Accounting Pronouncement
In September 2013, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”), which requires enhanced disclosures about certain financial instruments and derivative instruments that are offset in the Consolidated Balance Sheets or that are subject to enforceable master netting arrangements. The guidance also requires the disclosure of the gross amounts subject to rights of offset, amounts of offset and the related net exposure. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements. For additional information related to master netting arrangements, see Note 7 (Derivative Financial Instruments) to these Consolidated Financial Statements.
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
In fiscal 2001, the Company accrued reorganization liabilities in connection with its transition to a corporate structure. These included liabilities for certain individual income tax exposures related to the transfer of interests in certain entities to the Company as part of the reorganization. The Company recorded reorganization expense and the related liability where such liabilities were probable. Interest accruals were made to cover reimbursement of interest on such tax assessments.
The Company’s reorganization activity was as follows:

	Fiscal
	2014	2013	2012
Reorganization liability, beginning of year	$18,461	$268,806	$307,286
Final determinations	(18,531)	(273,945)	—
Interest expense accrued	516	1,903	1,691
Other adjustments	(1,033)	3,532	—
Foreign currency translation	587	18,165	(40,171)
Reorganization liability, end of year	$—	$18,461	$268,806

As a result of final determinations during fiscal 2014 and 2013, these reorganization liabilities were no longer probable. Accordingly, the Company recorded reorganization benefits of $18,531 and $273,945, respectively, in its Consolidated Income Statements associated with releasing these liabilities, resulting in no remaining reorganization liabilities as of August 31, 2014.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

3.	ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture SCA:

	Fiscal
	2014	2013	2012
Foreign currency translation
Beginning balance	$(434,913)	$(160,908)	$171,070
Foreign currency translation	91,170	(280,128)	(334,750)
Income tax benefit	2,236	4,603	3,491
Portion attributable to noncontrolling interests	2,181	1,520	(719)
Foreign currency translation, net of tax	95,587	(274,005)	(331,978)
Ending balance	(339,326)	(434,913)	(160,908)

Defined benefit plans
Beginning balance	(456,180)	(538,415)	(333,006)
Actuarial (losses) gains	(177,243)	162,975	(366,711)
Prior service costs arising during the period	(468)	(45,653)	—
Reclassifications into net periodic pension and post-retirement expense (1)	20,026	33,393	28,070
Income tax benefit (expense)	45,459	(68,300)	132,764
Portion attributable to noncontrolling interests	229	(180)	468
Defined benefit plans, net of tax	(111,997)	82,235	(205,409)
Ending balance	(568,177)	(456,180)	(538,415)

Cash flow hedges
Beginning balance	(225,069)	(19,277)	36,907
Unrealized gains (losses)	222,100	(365,203)	(146,532)
Reclassification adjustments into Cost of services	101,026	49,954	55,068
Income tax (expense) benefit	(114,325)	109,005	35,152
Portion attributable to noncontrolling interests	(426)	452	128
Cash flow hedges, net of tax	208,375	(205,792)	(56,184)
Ending balance	(16,694)	(225,069)	(19,277)

Marketable securities
Beginning balance	—	5	(1,070)
Unrealized gains	—	—	142
Reclassification adjustments into Other (expense) income, net	—	(5)	935
Portion attributable to noncontrolling interests	—	—	(2)
Marketable securities, net of tax	—	(5)	1,075
Ending balance	—	—	5

Accumulated other comprehensive loss	$(924,197)	$(1,116,162)	$(718,595)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

4.	PROPERTY AND EQUIPMENT
The components of Property and equipment, net were as follows:

	August 31,
	2014	2013
Buildings and land	$3,484	$3,502
Computers, related equipment and software	1,452,965	1,379,731
Furniture and fixtures	320,346	307,199
Leasehold improvements	769,614	697,454
Property and equipment, gross	2,546,409	2,387,886
Total accumulated depreciation	(1,752,965)	(1,608,211)
Property and equipment, net	$793,444	$779,675

5.	BUSINESS COMBINATIONS
Fiscal 2014
On December 4, 2013, the Company acquired Procurian Inc. (“Procurian”), a provider of procurement business process solutions, for $386,407, net of cash acquired. This acquisition enhanced Accenture’s capabilities in procurement business process outsourcing across a range of industries and resulted in approximately 780 employees joining Accenture. In connection with this acquisition, the Company recorded goodwill of $305,627, which was allocated to all five reportable operating segments, and intangible assets of $60,514, primarily consisting of customer-related and technology intangibles. The goodwill is substantially non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of this acquisition on the Company’s operations were not material.
During fiscal 2014, the Company also completed other individually immaterial acquisitions for total consideration of $320,225, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $256,704, which was allocated among the reportable operating segments, and intangible assets of $80,305, primarily consisting of customer-related and technology intangibles. The goodwill is partially deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to twelve years. The pro forma effects of these acquisitions on the Company’s operations were not material.
Fiscal 2013
On July 8, 2013, the Company acquired Acquity Group Ltd. (“Acquity”), a provider of strategy, digital marketing and technical services, for $282,985, net of cash acquired. This acquisition expanded Accenture’s range of digital marketing services and resulted in more than 600 Acquity employees joining Accenture. In connection with this acquisition, the Company recorded goodwill of $215,979, which was allocated to the Products, Communications, Media & Technology and Financial Services reportable operating segments, and intangible assets of $55,972, primarily consisting of customer-related and technology intangibles. The intangible assets are being amortized over one to ten years. The pro forma effects on the Company’s operations were not material.
During fiscal 2013, the Company also completed other individually immaterial acquisitions, including a provider of clinical and regulatory information management solutions and software for the pharmaceutical industry and a provider of loan origination software and electronic document management services, for total consideration of $521,003, net of cash acquired. These acquisitions were completed primarily to expand the Company’s products and services offerings. In connection with these acquisitions, the Company recorded goodwill of $405,151, which was allocated among the reportable operating segments, and intangible assets of $122,012, primarily consisting of customer-related and technology intangibles. The intangible assets are being amortized over one to fifteen years. The pro forma effects on the Company’s operations were not material.
Fiscal 2012
During fiscal 2012, the Company completed several individually immaterial acquisitions, including a provider of residential and commercial mortgage processing services, for total consideration of $174,383, net of cash acquired. In connection with these acquisitions, the Company recorded goodwill of $123,817, which was allocated among the reportable operating segments, and intangible assets of $57,732, primarily consisting of customer-related intangibles. The intangible assets are being amortized over three to seven years. The pro forma effects on the Company’s operations were not material.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

6.	GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2012	Additions/ Adjustments	Foreign Currency Translation	August 31, 2013	Additions/ Adjustments	Foreign Currency Translation	August 31, 2014
Communications, Media & Technology	$168,413	$69,879	$(3,848)	$234,444	$101,726	$2,685	$338,855
Financial Services	407,956	182,800	(8,107)	582,649	119,202	5,242	707,093
Health & Public Service	285,333	10,287	(576)	295,044	79,126	882	375,052
Products	270,178	347,847	(1,017)	617,008	216,921	2,929	836,858
Resources	83,503	9,988	(4,050)	89,441	46,556	2,039	138,036
Total	$1,215,383	$620,801	$(17,598)	$1,818,586	$563,531	$13,777	$2,395,894
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class are as follows:

	August 31,
	2014			2013
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$334,768	$88,447	$246,321	$228,627	$56,462	$172,165
Technology	113,938	41,536	72,402	91,977	22,777	69,200
Patents	135,022	70,299	64,723	124,749	63,276	61,473
Other	37,524	23,090	14,434	57,117	34,004	23,113
Total	$621,252	$223,372	$397,880	$502,470	$176,519	$325,951
Total amortization related to the Company’s intangible assets was $75,232 and $52,876 for fiscal 2014 and 2013, respectively. Estimated future amortization related to intangible assets held at August 31, 2014 is as follows:

Fiscal Year	Estimated Amortization
2015	$72,404
2016	62,536
2017	55,583
2018	49,870
2019	33,992
Thereafter	123,495
Total	$397,880

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

7.	DERIVATIVE FINANCIAL INSTRUMENTS
In the normal course of business, the Company uses derivative financial instruments to manage foreign currency exchange rate risk. Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses. The Company does not enter into derivative transactions for trading purposes. The Company classifies cash flows from its derivative programs as cash flows from operating activities in the Consolidated Cash Flows Statements.
Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. Credit risk is generally limited to the fair value of those contracts that are favorable to the Company, and the maximum amount of loss due to credit risk, based on the gross fair value of all of the Company’s derivative financial instruments, was $59,099 as of August 31, 2014.
The Company also utilizes standard counterparty master agreements containing provisions for the netting of certain foreign currency transaction obligations and for set-off of certain obligations in the event of an insolvency of one of the parties to the transaction. These provisions may reduce the Company’s potential overall loss resulting from the insolvency of a counterparty and reduce a counterparty’s potential overall loss resulting from the insolvency of the Company. Additionally, these agreements contain early termination provisions triggered by adverse changes in a counterparty’s credit rating, thereby enabling the Company to accelerate settlement of a transaction prior to its contractual maturity and potentially decrease the Company’s realized loss on an open transaction. Similarly, a decrement in the Company’s credit rating could trigger a counterparty’s early termination rights, thereby enabling a counterparty to accelerate settlement of a transaction prior to its contractual maturity and potentially increase the Company’s realized loss on an open transaction. The aggregate fair value of the Company’s derivative instruments with credit-risk-related contingent features that are in a liability position as of August 31, 2014 was $80,969.
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
Cash Flow Hedges
Certain of the Company’s subsidiaries are exposed to currency risk through their use of resources supplied by the Company’s Global Delivery Network. To mitigate this risk, the Company uses foreign currency forward contracts to hedge the foreign exchange risk of the forecasted intercompany expenses denominated in foreign currencies for up to three years in the future. The Company has designated these derivatives as cash flow hedges. As of August 31, 2014 and 2013, the Company held no derivatives that were designated as fair value or net investment hedges.
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
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statement during the period in which the hedged transaction is recognized. The amounts related to derivatives designated as cash flow hedges that were reclassified into Cost of services were a net loss of $101,026, $49,954 and $55,068 during fiscal 2014, 2013 and 2012, respectively. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in Other (expense) income, net in the Consolidated Income Statement and for fiscal 2014, 2013 and 2012, was not material. In addition, the Company did not discontinue any cash flow hedges during fiscal 2014, 2013 and 2012. As of August 31, 2014, $19,955 of net unrealized losses related to derivatives designated as cash flow hedges and recorded in Accumulated other comprehensive loss is expected to be reclassified into earnings in the next 12 months.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other Derivatives
The Company also uses foreign currency forward contracts, which have not been designated as hedges, to hedge balance sheet exposures, such as intercompany loans. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. Realized gains or losses and changes in the estimated fair value of these derivatives were a net gain of $78,446 and a net loss of $142,432 for fiscal 2014 and 2013, respectively. Gains and losses on these contracts are recorded in Other (expense) income, net in the Consolidated Income Statement and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	August 31,
	2014	2013
Assets
Cash Flow Hedges
Other current assets	$21,148	$—
Other non-current assets	20,875	—
Other Derivatives
Other current assets	17,076	4,805
Total assets	$59,099	$4,805
Liabilities
Cash Flow Hedges
Other accrued liabilities	$41,103	$187,525
Other non-current liabilities	24,474	159,155
Other Derivatives
Other accrued liabilities	15,392	72,017
Total liabilities	$80,969	$418,697
Total fair value	$(21,870)	$(413,892)
Total notional value	$5,989,011	$5,499,224
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

	August 31,
	2014	2013
Net derivative assets	$22,458	$1,317
Net derivative liabilities	44,328	415,209
Total fair value	$(21,870)	$(413,892)

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

8.	BORROWINGS AND INDEBTEDNESS
As of August 31, 2014, the Company had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
Syndicated loan facility (1)	$1,000,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities (2)	562,665	—
Local guaranteed and non-guaranteed lines of credit (3)	169,891	—
Total	$1,732,556	$—
_______________

(1)
This facility, which matures on October 31, 2016, provides unsecured, revolving borrowing capacity for general working capital purposes, including the issuance of letters of credit. Financing is provided under this facility at the prime rate or at the London Interbank Offered Rate plus a spread. The Company continues to be in compliance with relevant covenant terms. The facility is subject to annual commitment fees. As of August 31, 2014 and 2013, the Company had no borrowings under the facility.

(2)
The Company maintains separate, uncommitted and unsecured multicurrency revolving credit facilities. These facilities provide local currency financing for the majority of the Company’s operations. Interest rate terms on the revolving facilities are at market rates prevailing in the relevant local markets. As of August 31, 2014 and 2013, the Company had no borrowings under these facilities.

(3)
The Company also maintains local guaranteed and non-guaranteed lines of credit for those locations that cannot access the Company’s global facilities. As of August 31, 2014 and 2013, the Company had no borrowings under these various facilities.

Under the borrowing facilities described above, the Company had an aggregate of $169,510 and $179,186 of letters of credit outstanding as of August 31, 2014 and 2013, respectively. In addition, the Company had total outstanding debt of $26,733 and $25,600 as of August 31, 2014 and 2013, respectively.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

9.	INCOME TAXES

	Fiscal
	2014	2013	2012
Current taxes
U.S. federal(1)	$397,722	$155,090	$118,498
U.S. state and local(1)	46,854	3,425	16,754
Non-U.S.	751,259	835,934	887,008
Total current tax expense	1,195,835	994,449	1,022,260
Deferred taxes
U.S. federal(1)	26,941	(12,912)	161,093
U.S. state and local(1)	2,911	795	27,362
Non-U.S.	(103,944)	(197,557)	(131,474)
Total deferred tax (benefit) expense	(74,092)	(209,674)	56,981
Total	$1,121,743	$784,775	$1,079,241
_______________

(1)
The fiscal 2012 U.S. federal and U.S. state and local current and deferred tax expense reflects the impact of a discretionary cash contribution of $500,000 made to the Company’s U.S. defined benefit pension plan during fiscal 2013.

The components of Income before income taxes were as follows:

	Fiscal
	2014	2013	2012
U.S. sources	$1,119,627	$1,043,810	$748,177
Non-U.S. sources	3,178,074	3,295,484	3,155,997
Total	$4,297,701	$4,339,294	$3,904,174
The reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Fiscal
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net	1.3	1.1	1.0
Non-U.S. operations taxed at lower rates	(12.1)	(13.1)	(13.7)
Reorganization final determinations (1)	(0.1)	(2.2)	—
Other final determinations (1)	(1.7)	(8.2)	(8.6)
Other net activity in unrecognized tax benefits	3.0	3.8	9.4
Other, net	0.7	1.7	4.5
Effective income tax rate	26.1%	18.1%	27.6%

_______________

(1)	Final determinations include final agreements with tax authorities and expirations of statutes of limitations.
The effect on deferred tax assets and liabilities of enacted changes in tax laws and tax rates did not have a material impact on the Company’s effective tax rate.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The components of the Company’s deferred tax assets and liabilities included the following:

	August 31,
	2014	2013
Deferred tax assets
Pensions	$181,605	$127,515
Revenue recognition	125,022	97,361
Compensation and benefits	557,445	498,035
Share-based compensation	244,985	217,990
Tax credit carryforwards	87,776	63,156
Net operating loss carryforwards	207,407	197,691
Depreciation and amortization	57,789	46,185
Deferred amortization deductions	526,773	393,392
Indirect effects of unrecognized tax benefits	383,610	357,093
Derivatives	7,487	120,229
Other	60,008	99,182
	2,439,907	2,217,829
Valuation allowance	(181,868)	(173,300)
Total deferred tax assets	2,258,039	2,044,529
Deferred tax liabilities
Revenue recognition	(61,175)	(71,907)
Depreciation and amortization	(148,634)	(128,106)
Investments in subsidiaries	(239,232)	(159,910)
Other	(147,744)	(69,971)
Total deferred tax liabilities	(596,785)	(429,894)
Net deferred tax assets	$1,661,254	$1,614,635
The Company recorded valuation allowances of $181,868 and $173,300 as of August 31, 2014 and 2013, respectively, against deferred tax assets principally associated with certain tax net operating loss and tax credit carryforwards, as the Company believes it is more likely than not that these assets will not be realized. For all other deferred tax assets, the Company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize these deferred tax assets. During fiscal 2014, the Company recorded a net increase of $8,568 in the valuation allowance. This change relates to valuation allowances on tax credit carryforwards and net operating losses, as the Company believes it is more likely than not that these assets will not be realized.
The Company had net operating loss carryforwards as of August 31, 2014 of $750,124. Of this amount, $138,026 expires between 2015 and 2024, $7,907 expires between 2025 and 2034, and $604,191 has an indefinite carryforward period. The Company had tax credit carryforwards as of August 31, 2014 of $87,776, of which $57,733 will expire between 2015 and 2024, $9,539 will expire between 2025 and 2034, and $20,504 has an indefinite carryforward period.
As of August 31, 2014, the Company had $1,333,606 of unrecognized tax benefits, of which $643,477, if recognized, would favorably affect the Company’s effective tax rate. As of August 31, 2013, the Company had $1,263,070 of unrecognized tax benefits, of which $647,208, if recognized, would favorably affect the Company’s effective tax rate. The differences of $690,129 and $615,862, respectively, represent items recorded as adjustments to equity and offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits was as follows:

	Fiscal
	2014	2013
Balance, beginning of year	$1,263,070	$1,604,745
Additions for tax positions related to the current year	176,342	171,133
Additions for tax positions related to prior years	47,375	124,372
Reductions for tax positions related to prior years	(128,305)	(533,570)
Statute of limitations expirations	(20,507)	(67,891)
Settlements with tax authorities	(13,495)	(36,218)
Cumulative foreign currency translation	9,126	499
Balance, end of year	$1,333,606	$1,263,070
The Company recognizes interest and penalties related to unrecognized tax benefits in the Provision for income taxes. During fiscal 2014, 2013 and 2012, the Company recognized expense (benefit) of $16,370, $(46,602) and $(98,765) in interest and penalties, respectively. The Company had accrued interest and penalties related to unrecognized tax benefits of $135,821 ($105,341, net of tax benefits) and $119,937 ($100,939, net of tax benefits) on the Company’s Consolidated Balance Sheets as of August 31, 2014 and 2013, respectively.
The Company is currently under audit by the U.S. Internal Revenue Service for fiscal 2010 and 2011. The Company is also currently under audit in numerous state and non-U.S. tax jurisdictions. Although the outcome of tax audits is always uncertain and could result in significant cash tax payments, the Company does not believe the outcome of these audits will have a material adverse effect on the Company’s consolidated financial position or results of operations. With limited exceptions, the Company is no longer subject to income tax audits by taxing authorities for the years before 2006. The Company believes that it is reasonably possible that its unrecognized tax benefits could decrease by approximately $770,000 or increase by approximately $111,000 in the next 12 months as a result of settlements, lapses of statutes of limitations and other adjustments. The majority of these amounts relate to transfer pricing matters in both U.S. and non-U.S. tax jurisdictions.
As of August 31, 2014, the Company had not recognized a deferred tax liability on $3,403,042 of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be permanently reinvested. If such earnings were distributed, some countries may impose additional taxes. It is not practicable to determine the amount of the related unrecognized deferred income tax liability.
Portions of the Company’s operations are subject to reduced tax rates or are free of tax under various tax holidays which expire between fiscal 2015 and 2017. Some of the holidays are renewable at reduced levels, under certain conditions, with possible renewal periods through 2027. The income tax benefits attributable to the tax status of these subsidiaries were estimated to be approximately $91,000, $84,000 and $84,000 in fiscal 2014, 2013 and 2012, respectively.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

10.	RETIREMENT AND PROFIT SHARING PLANS
Defined Benefit Pension Plans
In the United States and certain other countries, the Company maintains and administers defined benefit retirement plans for certain current, retired and resigned employees. In addition, the Company’s U.S. defined benefit pension plans include a frozen plan for former pre-incorporation partners, which is unfunded. Benefits under the employee retirement plans are primarily based on years of service and compensation during the years immediately preceding retirement or termination of participation in the plan. The defined benefit pension disclosures include the Company’s U.S. and material non-U.S. defined benefit pension plans.
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
Assumptions
The weighted-average assumptions used to determine the defined benefit pension obligations as of August 31 and the net periodic pension expense for the subsequent year were as follows:

	August 31,
	2014		2013		2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount rate	4.25%	3.53%	5.00%	4.18%	4.00%	4.23%
Expected rate of return on plan assets	5.50%	4.55%	5.50%	4.79%	5.50%	4.72%
Rate of increase in future compensation	3.65%	3.75%	3.60%	3.79%	4.00%	3.81%
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
Pension Expense
Pension expense for fiscal 2014, 2013 and 2012 was $87,422, $91,771 and $102,555, respectively.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Benefit Obligation, Plan Assets and Funded Status
The changes in the defined benefit pension obligations, plan assets and funded status for fiscal 2014 and 2013 were as follows:

	August 31,
	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Reconciliation of benefit obligation
Benefit obligation, beginning of year	$1,614,094	$1,231,577	$1,881,544	$1,145,964
Service cost	8,680	60,120	11,472	60,173
Interest cost	79,687	51,335	74,664	47,042
Participant contributions	—	5,683	—	5,792
Acquisitions/divestitures/transfers	—	1,491	—	(34)
Amendments	—	468	—	(3,120)
Curtailments	—	—	—	(471)
Actuarial loss (gain)	245,555	181,941	(317,291)	47,699
Benefits paid	(38,365)	(31,155)	(36,295)	(38,899)
Exchange rate impact	—	17,547	—	(32,569)
Benefit obligation, end of year	$1,909,651	$1,519,007	$1,614,094	$1,231,577
Reconciliation of fair value of plan assets
Fair value of plan assets, beginning of year	$1,565,764	$913,294	$1,185,961	$846,494
Actual return on plan assets	344,961	74,457	(95,320)	78,312
Acquisitions/divestitures/transfers	—	1,385	—	—
Employer contributions (1)	11,429	53,061	511,418	55,490
Participant contributions	—	5,683	—	5,792
Benefits paid	(38,365)	(31,155)	(36,295)	(38,899)
Exchange rate impact	—	15,653	—	(33,895)
Fair value of plan assets, end of year	$1,883,789	$1,032,378	$1,565,764	$913,294
Funded status, end of year	$(25,862)	$(486,629)	$(48,330)	$(318,283)
Amounts recognized in the Consolidated Balance Sheets
Non-current assets	$116,470	$62,040	$91,316	$59,758
Current liabilities	(11,241)	(8,627)	(11,570)	(9,511)
Non-current liabilities	(131,091)	(540,042)	(128,076)	(368,530)
Funded status, end of year	$(25,862)	$(486,629)	$(48,330)	$(318,283)
_______________

(1)	The Company made a discretionary cash contribution of $500,000 to its U.S. defined benefit pension plan during fiscal 2013.
Accumulated Other Comprehensive Loss
The pre-tax accumulated net actuarial loss and prior service credit recognized in Accumulated other comprehensive loss as of August 31, 2014 and 2013 was as follows:

	August 31,
	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Net actuarial loss	$432,280	$335,436	$456,347	$193,503
Prior service credit	—	(10,877)	—	(14,275)
Accumulated other comprehensive loss, pre-tax	$432,280	$324,559	$456,347	$179,228

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The estimated amounts that will be amortized from Accumulated other comprehensive loss as of August 31, 2014 into net periodic pension expense during fiscal 2015 are as follows:

	U.S. Plans	Non-U.S. Plans
Actuarial loss	$8,981	$17,750
Prior service credit	—	(2,578)
Total	$8,981	$15,172
Funded Status for Defined Benefit Plans
The accumulated benefit obligation as of August 31, 2014 and 2013 was as follows:

	August 31,
	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation	$1,899,616	$1,392,969	$1,603,868	$1,134,505
The following information is provided for defined benefit pension plans with projected benefit obligations in excess of plan assets and for plans with accumulated benefit obligations in excess of plan assets as of August 31, 2014 and 2013:

	August 31,
	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation in excess of plan assets
Projected benefit obligation	$142,333	$1,179,305	$139,646	$484,162
Fair value of plan assets	—	630,636	—	106,120

	August 31,
	2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$142,333	$992,326	$139,646	$403,788
Fair value of plan assets	—	536,489	—	81,416

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
Plan Assets
The Company’s target allocation for fiscal 2015 and weighted-average plan assets allocations as of August 31, 2014 and 2013 by asset category, for defined benefit pension plans were as follows:

	2015 Target Allocation		2014		2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Asset Category
Equity securities	10%	44%	10%	39%	23%	43%
Debt securities	90	45	89	47	76	43
Cash and short-term investments	—	2	1	4	1	2
Insurance contracts	—	7	—	6	—	8
Other	—	2	—	4	—	4
Total	100%	100%	100%	100%	100%	100%
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

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

The fair values of defined benefit pension plan assets as of August 31, 2014 were as follows:

U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$112,627	$—	$112,627
Non-U.S. equity securities	—	79,462	—	79,462
Fixed Income
U.S. government, state and local debt securities	—	915,821	—	915,821
Non-U.S. government debt securities	—	32,116	—	32,116
U.S. corporate debt securities	—	273,204	—	273,204
Non-U.S. corporate debt securities	—	28,827	—	28,827
Mutual fund debt securities	423,010	—	—	423,010
Cash and short-term investments	—	18,722	—	18,722
Total	$423,010	$1,460,779	$—	$1,883,789

Non-U.S. Plans
	Level 1	Level 2	Level 3	Total
Equity
U.S. equity securities	$—	$61,292	$—	$61,292
Non-U.S. equity securities	—	293,025	—	293,025
Mutual fund equity securities	—	53,327	—	53,327
Fixed Income
Non-U.S. government debt securities	11,058	311,816	—	322,874
Non-U.S. corporate debt securities	—	82,861	—	82,861
Mutual fund debt securities	—	74,612	—	74,612
Cash and short-term investments	32,687	6,287	—	38,974
Insurance contracts	—	67,395	—	67,395
Other	—	38,018	—	38,018
Total	$43,745	$988,633	$—	$1,032,378
There were no transfers between Levels 1 and 2 during fiscal 2014.
Expected Contributions
Generally, annual contributions are made at such times and in amounts as required by law and may, from time to time, exceed minimum funding requirements. The Company estimates it will pay approximately $63,312 in fiscal 2015 related to contributions to its U.S. and non-U.S. defined benefit pension plans and benefit payments related to the unfunded frozen plan for former pre-incorporation partners. The Company has not determined whether it will make additional voluntary contributions for its defined benefit pension plans.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Estimated Future Benefit Payments
Benefit payments for defined benefit pension plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2015	$40,232	$34,369
2016	42,916	38,812
2017	46,061	45,215
2018	49,402	50,091
2019	53,234	56,352
2020-2024	337,732	373,183
Defined Contribution Plans
In the United States and certain other countries, the Company maintains and administers defined contribution plans for certain current, retired and resigned employees. Defined contribution plans in countries other than the United States and the United Kingdom are individually immaterial. Total expenses recorded for the United States and the United Kingdom defined contribution plans were $196,745, $248,242 and $255,606 in fiscal 2014, 2013 and 2012, respectively.

11.	SHARE-BASED COMPENSATION
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
The Amended 2010 SIP is administered by the Compensation Committee of the Board of Directors of Accenture and provides for the grant of nonqualified share options, incentive stock options, restricted share units and other share-based awards. A maximum of 74,000,000 Accenture plc Class A ordinary shares are currently authorized for awards under the Amended 2010 SIP. As of August 31, 2014, there were 29,654,594 shares available for future grants under the Amended 2010 SIP. Accenture plc Class A ordinary shares covered by awards that terminate, lapse or are cancelled may again be used to satisfy awards under the Amended 2010 SIP. Accenture issues new Accenture plc Class A ordinary shares and shares from treasury for shares delivered under the Amended 2010 SIP.
A summary of information with respect to share-based compensation is as follows:

	Fiscal
	2014	2013	2012
Total share-based compensation expense included in Net income	$671,301	$615,878	$538,086
Income tax benefit related to share-based compensation included in Net income	206,007	186,839	167,109

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Restricted Share Units
Under the Amended 2010 SIP, participants may be, and previously under the 2001 SIP participants were, granted restricted share units, each of which represents an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive an Accenture plc Class A ordinary share on the date specified in the participant’s award agreement. The fair value of the awards is based on the Company’s stock price on the date of grant. The restricted share units granted under these plans are subject to cliff or graded vesting, generally ranging from two to seven years. For awards with graded vesting, compensation expense is recognized over the vesting term of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. Restricted share unit activity during fiscal 2014 was as follows:

	Number of Restricted Share Units	Weighted Average Grant-Date Fair Value
Nonvested balance as of August 31, 2013	31,709,044	$52.32
Granted (1)	9,218,348	80.61
Vested (2)	(12,520,543)	50.24
Forfeited	(1,526,836)	59.11
Nonvested balance as of August 31, 2014	26,880,013	$62.61
 _______________

(1)	The weighted average grant-date fair value for restricted share units granted for fiscal 2014, 2013 and 2012 was $80.61, $67.56 and $53.98, respectively.

(2)	The total grant-date fair value of restricted share units vested for fiscal 2014, 2013 and 2012 was $628,999, $613,920 and $488,085, respectively.
As of August 31, 2014, there was $588,099 of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.3 years. As of August 31, 2014, there were 1,182,404 restricted share units vested but not yet delivered as Accenture plc Class A ordinary shares.
Stock Options
Stock options may be granted to members of Accenture Leadership and other employees under the Amended 2010 SIP and were previously granted under the 2001 SIP. Options generally have an exercise price that is at least equal to the fair value of the Accenture plc Class A ordinary shares on the date the option is granted. Options granted under the Amended 2010 SIP and previously under the 2001 SIP are subject to cliff or graded vesting, generally ranging from two to five years, and generally have a contractual term of ten years. For awards with graded vesting, compensation expense is recognized over the vesting period of each separately vesting portion. Compensation expense is recognized on a straight-line basis for awards with cliff vesting. The fair value of each options grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Stock option activity for fiscal 2014 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding as of August 31, 2013	3,714,409	$25.18	1.5	$175,110
Granted	—	—
Exercised	(1,861,793)	25.12
Forfeited	(30,585)	24.31
Options outstanding as of August 31, 2014	1,822,031	$25.25	0.6	$101,431
Options exercisable as of August 31, 2014	1,811,151	$25.20	0.6	$100,926
Options exercisable as of August 31, 2013	3,660,375	25.04	1.4	173,051
Options exercisable as of August 31, 2012	5,715,100	24.32	2.2	212,750

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

Other information pertaining to option activity is as follows:

	Fiscal
	2014	2013	2012
Total fair value of stock options vested	$561	$771	$726
Total intrinsic value of stock options exercised	100,213	100,487	83,470
There were no stock options granted during fiscal 2014, 2013 and 2012. Cash received from the exercise of stock options was $46,760 and the income tax benefit realized from the exercise of stock options was $21,848 for fiscal 2014. As of August 31, 2014, there was $15 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 0.6 years.
Employee Share Purchase Plan
2010 ESPP
The 2010 Employee Share Purchase Plan (the “2010 ESPP”) is a nonqualified plan that provides eligible employees of the Company with an opportunity to purchase Accenture plc Class A ordinary shares through payroll deductions. Under the 2010 ESPP, eligible employees may purchase Accenture plc Class A ordinary shares through the Employee Share Purchase Plan (the “ESPP”) or the Voluntary Equity Investment Program (the “VEIP”). Under the ESPP, eligible employees may elect to contribute 1% to 10% of their compensation during each semi-annual offering period (up to $7.5 per offering period) to purchase Accenture plc Class A ordinary shares at a discount. Under the VEIP, eligible members of Accenture Leadership may elect to contribute up to 30% of their compensation towards the monthly purchase of Accenture plc Class A ordinary shares at fair market value. At the end of the VEIP program year, Accenture Leadership participants, who did not withdraw from the program, will be granted restricted share units under the Amended 2010 SIP equal to 50% of the number of shares purchased during that year.
A maximum of 45,000,000 Accenture plc Class A ordinary shares may be issued under the 2010 ESPP. As of August 31, 2014, Accenture had issued 30,497,431 Accenture plc Class A ordinary shares under the 2010 ESPP. Accenture issued 7,067,832, 6,916,088 and 7,406,727 shares to employees in fiscal 2014, 2013 and 2012, respectively, under the 2010 ESPP.

12.	SHAREHOLDERS’ EQUITY
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
Share Purchases and Redemptions
The Board of Directors of Accenture has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by the Company’s current and former members of Accenture Leadership and their permitted transferees. As of August 31, 2014, Accenture’s and the Company’s aggregate available authorization was $4,746,347 for these share purchase programs and Accenture’s publicly announced open-market share purchase program.
The Company’s share purchase activity during fiscal 2014 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
Accenture SCA Class I common shares	1,845,036	$146,267
Accenture Canada Holdings Inc. exchangeable shares	124,346	9,794
Total	1,969,382	$156,061
Other Share Redemptions
During fiscal 2014, Accenture issued 1,242,209 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at the Company’s option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
Dividends
The Company’s dividend activity during fiscal 2014 was as follows:

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
 Subsequent Event
On September 23, 2014, the Board of Directors of Accenture declared a semi-annual cash dividend of $1.02 per share on its Class A ordinary shares for shareholders of record at the close of business on October 17, 2014. Accenture will cause the Company to declare a semi-annual cash dividend of $1.02 per share on its Class I common shares for shareholders of record at the close of business on October 14, 2014. Both dividends are payable on November 17, 2014. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

14.	LEASE COMMITMENTS
The Company has operating leases, principally for office space, with various renewal options. Substantially all operating leases are non-cancelable or cancelable only by the payment of penalties. Rental expense in agreements with rent holidays and scheduled rent increases is recorded on a straight-line basis over the lease term. Rental expense, including operating costs and taxes, and sublease income from third parties during fiscal 2014, 2013 and 2012 was as follows:

	Fiscal
	2014	2013	2012
Rental expense	$539,711	$529,342	$541,182
Sublease income from third parties	(29,482)	(31,663)	(33,171)
Future minimum rental commitments under non-cancelable operating leases as of August 31, 2014 were as follows:

	Operating Lease Payments	Operating Sublease Income
2015	$482,155	$(26,594)
2016	386,962	(21,157)
2017	298,719	(16,339)
2018	217,197	(13,170)
2019	170,804	(12,154)
Thereafter	608,229	(5,707)
	$2,164,066	$(95,121)

15.  COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. Certain holders of Avanade common stock and options to purchase the stock have put rights that, under certain circumstances and conditions, would require Avanade to redeem shares of its stock at fair value. As of August 31, 2014 and 2013, the Company has reflected the fair value of $95,581 and $94,310, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
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
As of August 31, 2014 and 2013, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $768,000 and $748,000, respectively, of which all but approximately $8,000 and $15,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of August 31, 2014, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

16.	SEGMENT REPORTING
Operating segments are components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance.
The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s operating segments are managed separately because each operating segment represents a strategic business unit providing consulting and outsourcing services to clients in different industries.
 The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology, Financial Services, Health & Public Service, Products and Resources. Information regarding the Company’s reportable operating segments is as follows:

Fiscal
2014	Communications, Media & Technology	Financial Services	Health & Public Service	Products	Resources	Other	Total
Net revenues	$5,923,821	$6,511,228	$5,021,692	$7,394,980	$5,135,309	$15,364	$30,002,394
Depreciation (1)	62,110	67,625	63,767	83,903	49,505	—	326,910
Operating income	770,166	957,347	678,663	991,844	902,492	—	4,300,512
Net assets as of August 31 (2)	926,952	128,179	791,084	974,546	735,048	(127,396)	3,428,413
2013
Net revenues	$5,686,370	$6,165,663	$4,739,483	$6,806,615	$5,143,073	$21,606	$28,562,810
Depreciation (1)	65,857	64,844	62,048	81,888	50,360	—	324,997
Operating income	785,543	1,002,785	594,417	985,375	970,560	—	4,338,680
Net assets as of August 31 (2)	712,074	176,601	552,888	667,415	617,743	(54,965)	2,671,756
2012
Net revenues	$5,906,724	$5,842,776	$4,255,631	$6,562,974	$5,275,001	$19,224	$27,862,330
Depreciation (1)	64,202	63,251	61,994	72,532	56,013	—	317,992
Operating income	845,411	809,633	376,125	863,860	976,519	—	3,871,548
Net assets as of August 31 (2)	582,652	215,741	477,536	533,522	484,095	(91,557)	2,201,989
_______________

(1)	Amounts include depreciation on property and equipment controlled by each operating segment, as well as an allocation for depreciation on property and equipment they do not directly control.

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
Revenues are attributed to geographic regions and countries based on where client services are supervised. Information regarding geographic regions and countries is as follows:

Fiscal	Americas	EMEA(1)	Asia Pacific	Total
2014
Net revenues	$14,201,102	$11,915,461	$3,885,831	$30,002,394
Reimbursements	925,976	702,016	244,292	1,872,284
Revenues	15,127,078	12,617,477	4,130,123	31,874,678
Property and equipment, net as of August 31	297,804	199,681	295,959	793,444
2013
Net revenues	$13,518,623	$11,047,417	$3,996,770	$28,562,810
Reimbursements	972,217	576,178	283,080	1,831,475
Revenues	14,490,840	11,623,595	4,279,850	30,394,285
Property and equipment, net as of August 31	317,759	199,593	262,323	779,675
2012
Net revenues	$12,522,673	$11,296,207	$4,043,450	$27,862,330
Reimbursements	897,483	697,622	320,550	1,915,655
Revenues	13,420,156	11,993,829	4,364,000	29,777,985
Property and equipment, net as of August 31	256,697	206,356	316,441	779,494
 _______________

(1)	EMEA includes Europe, the Middle East and Africa.
The Company’s business in the United States represented 40%, 39% and 36% of its consolidated net revenues during fiscal 2014, 2013 and 2012, respectively. No other country individually comprised 10% or more of the Company’s consolidated net revenues during these periods.
The Company conducts business in the following countries that hold 10% or more of its total consolidated Property and equipment, net:

	August 31,
	2014	2013	2012
United States	29%	31%	26%
India	22	17	21
Philippines	8	9	10
Revenues by type of work were as follows:

	Fiscal
	2014	2013	2012
Consulting	$15,737,661	$15,383,485	$15,562,321
Outsourcing	14,264,733	13,179,325	12,300,009
Net revenues	30,002,394	28,562,810	27,862,330
Reimbursements	1,872,284	1,831,475	1,915,655
Revenues	$31,874,678	$30,394,285	$29,777,985

ACCENTURE SCA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)

17.	QUARTERLY DATA (unaudited)

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$7,358,749	$7,130,667	$7,735,638	$7,777,340	$30,002,394
Reimbursements	440,947	436,816	504,542	489,979	1,872,284
Revenues	7,799,696	7,567,483	8,240,180	8,267,319	31,874,678
Cost of services before reimbursable expenses	4,909,402	4,900,525	5,199,281	5,308,720	20,317,928
Reimbursable expenses	440,947	436,816	504,542	489,979	1,872,284
Cost of services	5,350,349	5,337,341	5,703,823	5,798,699	22,190,212
Operating income	1,091,099	951,282	1,178,766	1,079,365	4,300,512
Net income	811,646	722,331	881,813	760,168	3,175,958
Net income attributable to Accenture SCA	799,201	712,635	867,046	743,139	3,122,021

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
Net revenues	$7,219,961	$7,058,042	$7,198,140	$7,086,667	$28,562,810
Reimbursements	448,075	435,278	509,795	438,327	1,831,475
Revenues	7,668,036	7,493,320	7,707,935	7,524,994	30,394,285
Cost of services before reimbursable expenses	4,853,768	4,827,679	4,760,121	4,737,067	19,178,635
Reimbursable expenses	448,075	435,278	509,795	438,327	1,831,475
Cost of services	5,301,843	5,262,957	5,269,916	5,175,394	21,010,110
Operating income	1,048,674	1,164,532	1,141,971	983,503	4,338,680
Net income	766,031	1,187,098	874,063	727,327	3,554,519
Net income attributable to Accenture SCA	756,057	1,177,516	861,530	713,348	3,508,451