Form 10-Q
period 2015-02-28
ACCENTURE SCA
filed 2015-03-26
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of March 12, 2015 was 1,049,032,064 (which number includes 1,013,360,326 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
February 28, 2015 and August 31, 2014
(In thousands of U.S. dollars, except share and per share amounts)

	February 28, 2015	August 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,061,400	$4,921,305
Short-term investments	2,619	2,602
Receivables from clients, net	3,688,052	3,859,567
Unbilled services, net	1,738,126	1,803,767
Deferred income taxes, net	749,227	731,820
Other current assets	768,384	585,381
Total current assets	11,007,808	11,904,442
NON-CURRENT ASSETS:
Unbilled services, net	23,628	28,039
Investments	50,130	66,783
Property and equipment, net	725,917	793,444
Goodwill	2,437,595	2,395,894
Deferred contract costs	609,587	629,905
Deferred income taxes, net	1,177,211	1,152,105
Other non-current assets	959,689	959,840
Total non-current assets	5,983,757	6,026,010
TOTAL ASSETS	$16,991,565	$17,930,452
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$191	$330
Accounts payable	984,539	1,064,228
Deferred revenues	2,297,747	2,348,034
Accrued payroll and related benefits	2,959,795	3,380,748
Accrued consumption taxes	303,718	360,430
Income taxes payable	270,521	355,274
Deferred income taxes, net	216,365	23,937
Other accrued liabilities	461,110	625,098
Total current liabilities	7,493,986	8,158,079
NON-CURRENT LIABILITIES:
Long-term debt	27,033	26,403
Deferred revenues relating to contract costs	513,300	544,831
Retirement obligation	1,051,314	1,107,931
Deferred income taxes, net	178,382	198,734
Income taxes payable	901,771	1,303,367
Other non-current liabilities	276,136	305,770
Total non-current liabilities	2,947,936	3,487,036
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of February 28, 2015 and August 31, 2014	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	914,539	921,586
Additional paid-in capital	6,546,378	6,194,032
Treasury shares, at cost: Class I common, 373,063,850 and 369,439,800 shares as of February 28, 2015 and August 31, 2014, respectively	(17,708,174)	(16,951,901)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of February 28, 2015 and August 31, 2014	(456,864)	(456,864)
Retained earnings	16,492,211	15,584,441
Accumulated other comprehensive loss	(1,161,074)	(924,197)
Total Accenture SCA shareholders’ equity	6,331,178	6,071,259
Noncontrolling interests	218,465	214,078
Total shareholders’ equity	6,549,643	6,285,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,991,565	$17,930,452
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Six Months Ended February 28, 2015 and 2014
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,493,329	$7,130,667	$15,389,044	$14,489,416
Reimbursements	438,261	436,816	885,803	877,763
Revenues	7,931,590	7,567,483	16,274,847	15,367,179
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,252,690	4,900,525	10,609,115	9,809,927
Reimbursable expenses	438,261	436,816	885,803	877,763
Cost of services	5,690,951	5,337,341	11,494,918	10,687,690
Sales and marketing	798,644	837,255	1,706,218	1,765,465
General and administrative costs	420,962	441,605	864,969	889,658
Reorganization benefits, net	—	—	—	(18,015)
Total operating expenses	6,910,557	6,616,201	14,066,105	13,324,798
OPERATING INCOME	1,021,033	951,282	2,208,742	2,042,381
Interest income	9,340	7,960	19,439	14,716
Interest expense	(3,905)	(4,348)	(6,716)	(8,006)
Other expense, net	(21,508)	(4,766)	(24,487)	(15,386)
INCOME BEFORE INCOME TAXES	1,004,960	950,128	2,196,978	2,033,705
Provision for income taxes	261,768	227,797	561,544	499,728
NET INCOME	743,192	722,331	1,635,434	1,533,977
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,423)	(1,514)	(3,209)	(3,257)
Net income attributable to noncontrolling interests – other	(11,413)	(8,182)	(21,489)	(18,884)
NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$730,356	$712,635	$1,610,736	$1,511,836
Cash dividends per share	$—	$—	$1.02	$0.93
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended February 28, 2015 and 2014
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
NET INCOME	$743,192	$722,331	$1,635,434	$1,533,977
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(144,165)	(10,674)	(323,597)	86,137
Defined benefit plans	4,527	5,244	8,591	8,454
Cash flow hedges	59,565	25,702	78,129	103,257
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE SCA	(80,073)	20,272	(236,877)	197,848
Other comprehensive loss attributable to noncontrolling interests	(7,878)	(1,752)	(14,686)	(610)
COMPREHENSIVE INCOME	$655,241	$740,851	$1,383,871	$1,731,215

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE SCA	$650,283	$732,907	$1,373,859	$1,709,684
Comprehensive income attributable to noncontrolling interests	4,958	7,944	10,012	21,531
COMPREHENSIVE INCOME	$655,241	$740,851	$1,383,871	$1,731,215

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Six Months Ended February 28, 2015
(In thousands of U.S. dollars and share amounts)
(Unaudited)

			Restricted Share Units (related to Accenture plc Class A ordinary shares)
	Class I Common Shares				Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity
	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2014	$1,704,162	1,049,032	$921,586	$6,194,032	$(16,951,901)	(369,440)	$(456,864)	(13,817)	$15,584,441	$(924,197)	$6,071,259	$214,078	$6,285,337
Net income									1,610,736		1,610,736	24,698	1,635,434
Other comprehensive loss										(236,877)	(236,877)	(14,686)	(251,563)
Income tax benefit on share-based compensation plans				185,800							185,800		185,800
Share-based compensation expense			314,735	21,380							336,115		336,115
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(9,753)	(1,079,289)	(12,931)					(1,089,042)	(2,100)	(1,091,142)
Issuances of Accenture SCA Class I common shares related to employee share programs			(344,875)	151,133	323,016	9,307					129,274	257	129,531
Dividends			23,093						(700,439)		(677,346)	(1,390)	(678,736)
Other, net				3,786					(2,527)		1,259	(2,392)	(1,133)
Balance as of February 28, 2015	$1,704,162	1,049,032	$914,539	$6,546,378	$(17,708,174)	(373,064)	$(456,864)	(13,817)	$16,492,211	$(1,161,074)	$6,331,178	$218,465	$6,549,643
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Six Months Ended February 28, 2015 and 2014
(In thousands of U.S. dollars)
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,635,434	$1,533,977
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	318,755	294,467
Reorganization benefits, net	—	(18,015)
Share-based compensation expense	336,115	333,686
Deferred income taxes, net	(4,080)	(154,738)
Other, net	(182,509)	102,315
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(54,725)	(128,496)
Unbilled services, current and non-current, net	(156,320)	(147,075)
Other current and non-current assets	(389,521)	(355,142)
Accounts payable	(39,147)	(74,047)
Deferred revenues, current and non-current	243,718	94,517
Accrued payroll and related benefits	(192,803)	(822,847)
Income taxes payable, current and non-current	(249,455)	56,866
Other current and non-current liabilities	(91,275)	(241,855)
Net cash provided by operating activities	1,174,187	473,613
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	1,941	1,504
Purchases of property and equipment	(133,426)	(135,126)
Purchases of businesses and investments, net of cash acquired	(119,462)	(609,589)
Net cash used in investing activities	(250,947)	(743,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	129,531	42,729
Purchases of shares	(1,091,142)	(1,210,661)
Proceeds from long-term debt, net	268	551
Cash dividends paid	(678,736)	(630,234)
Excess tax benefits from share-based payment arrangements	64,892	95,986
Other, net	(16,092)	(12,966)
Net cash used in financing activities	(1,591,279)	(1,714,595)
Effect of exchange rate changes on cash and cash equivalents	(191,866)	32,582
NET DECREASE IN CASH AND CASH EQUIVALENTS	(859,905)	(1,951,611)
CASH AND CASH EQUIVALENTS, beginning of period	4,921,305	5,631,885
CASH AND CASH EQUIVALENTS, end of period	$4,061,400	$3,680,274
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2015.
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
Allowances for Client Receivables and Unbilled Services
As of February 28, 2015 and August 31, 2014, total allowances recorded for client receivables and unbilled services were $83,881 and $82,643, respectively.
Accumulated Depreciation
As of February 28, 2015 and August 31, 2014, total accumulated depreciation was $1,754,052 and $1,752,965, respectively.
Income Taxes
The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
The Company’s effective tax rates for the three months ended February 28, 2015 and 2014 were 26.0% and 24.0%, respectively. The Company’s effective tax rates for the six months ended February 28, 2015 and 2014 were 25.6% and 24.6%, respectively. During the three months ended February 28, 2015, the Company concluded that certain undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested and recorded an estimated deferred tax liability of $171,276 for withholding taxes that would be payable on the distribution of these earnings. The higher effective tax rates for the three and six months ended February 28, 2015 were primarily due to expenses associated with this increase in deferred tax liabilities and changes in the geographic distribution of earnings, partially offset by higher benefits related to final determinations of tax liabilities for prior years, including a benefit of $169,829 recorded during the three months ended February 28, 2015 related to final settlement of U.S. tax audits for fiscal years 2010 and 2011.
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
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture SCA:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Foreign currency translation
Beginning balance	$(518,758)	$(338,102)	$(339,326)	$(434,913)
Foreign currency translation	(153,781)	(15,567)	(341,634)	83,330
Income tax benefit	1,623	3,082	3,191	1,962
Portion attributable to noncontrolling interests	7,993	1,811	14,846	845
Foreign currency translation, net of tax	(144,165)	(10,674)	(323,597)	86,137
Ending balance	(662,923)	(348,776)	(662,923)	(348,776)

Defined benefit plans
Beginning balance	(564,113)	(452,970)	(568,177)	(456,180)
Reclassifications into net periodic pension and post-retirement expense (1)	6,914	4,843	13,309	9,897
Income tax (expense) benefit	(2,379)	412	(4,702)	(1,425)
Portion attributable to noncontrolling interests	(8)	(11)	(16)	(18)
Defined benefit plans, net of tax	4,527	5,244	8,591	8,454
Ending balance	(559,586)	(447,726)	(559,586)	(447,726)

Cash flow hedges
Beginning balance	1,870	(147,514)	(16,694)	(225,069)
Unrealized gains	96,506	5,273	117,816	93,625
Reclassification adjustments into Cost of services	(5,642)	34,918	(4,722)	71,049
Income tax expense	(31,192)	(14,441)	(34,821)	(61,200)
Portion attributable to noncontrolling interests	(107)	(48)	(144)	(217)
Cash flow hedges, net of tax	59,565	25,702	78,129	103,257
Ending balance (2)	61,435	(121,812)	61,435	(121,812)

Accumulated other comprehensive loss	$(1,161,074)	$(918,314)	$(1,161,074)	$(918,314)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of February 28, 2015, $35,975 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. BUSINESS COMBINATIONS
During the six months ended February 28, 2015, the Company completed individually immaterial acquisitions for total consideration of $119,462, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.
Subsequent Event
On March 25, 2015, the Company acquired Agilex Technologies, Inc., a provider of digital solutions for the U.S. federal government. The acquisition enhances Accenture’s digital capabilities in analytics, cloud and mobility for federal agencies. At the date of issuance of the financial statements, the initial business combination accounting was not complete for this acquisition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2014	Additions/ Adjustments	Foreign Currency Translation	February 28, 2015
Communications, Media & Technology	$338,855	$3,092	$(16,709)	$325,238
Financial Services	707,093	6,498	(20,024)	693,567
Health & Public Service	375,052	2,667	(4,052)	373,667
Products	836,858	6,867	(26,796)	816,929
Resources	138,036	106,115	(15,957)	228,194
Total	$2,395,894	$125,239	$(83,538)	$2,437,595
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class are as follows:

	February 28, 2015			August 31, 2014
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$342,695	$(100,949)	$241,746	$334,768	$(88,447)	$246,321
Technology	111,333	(45,351)	65,982	113,938	(41,536)	72,402
Patents	116,455	(56,353)	60,102	135,022	(70,299)	64,723
Other	29,481	(15,975)	13,506	37,524	(23,090)	14,434
Total	$599,964	$(218,628)	$381,336	$621,252	$(223,372)	$397,880
5. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the six months ended February 28, 2015 was as follows:

	Dividend Per Share	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 17, 2014	$1.02	October 14, 2014	$677,346	October 14, 2014	$1,390	$678,736
The payment of the cash dividends also resulted in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.
Subsequent Event
On March 23, 2015, the Board of Directors of Accenture plc declared a semi-annual cash dividend of $1.02 per share on its Class A ordinary shares for shareholders of record at the close of business on April 10, 2015. Accenture plc will cause Accenture SCA to declare a semi-annual cash dividend of $1.02 per share on its Class I common shares for shareholders of record at the close of business on April 7, 2015. Both dividends are payable on May 15, 2015. The payment of the cash dividends will result in the issuance of an immaterial number of additional restricted share units to holders of restricted share units.

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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and six months ended February 28, 2015 as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 2 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $67,060 and $172,590 for the three and six months ended February 28, 2015, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $11,433 and $98,476 for the three and six months ended February 28, 2014, respectively. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.
Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	February 28, 2015	August 31, 2014
Assets
Cash Flow Hedges
Other current assets	$55,444	$21,148
Other non-current assets	58,796	20,875
Other Derivatives
Other current assets	15,875	17,076
Total assets	$130,115	$59,099
Liabilities
Cash Flow Hedges
Other accrued liabilities	$19,469	$41,103
Other non-current liabilities	5,129	24,474
Other Derivatives
Other accrued liabilities	13,122	15,392
Total liabilities	$37,720	$80,969
Total fair value	$92,395	$(21,870)
Total notional value	$6,119,355	$5,989,011
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

	February 28, 2015	August 31, 2014
Net derivative assets	$103,695	$22,458
Net derivative liabilities	11,300	44,328
Total fair value	$92,395	$(21,870)

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of February 28, 2015 and August 31, 2014, the Company has reflected the fair value of $84,043 and $95,581, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
U.S. Defined Benefit Pension Obligation
On January 12, 2015, the Company began notifying eligible former employees (approximately 12,000 of the Company’s 22,000 total U.S. pension plan participants) who have vested benefits under the Company’s U.S. pension plan of an offer to receive a voluntary one-time lump sum cash payment that, if accepted, would settle the Company’s pension obligations to them. The Company expects that the lump sum payments, which will be paid from plan assets, will reduce the Company’s liabilities and administrative costs.
The lump sum cash payment offering period opened February 2, 2015 and will close on March 27, 2015. The lump sum cash payments will be made in May 2015. As a result, the Company will incur a non-cash settlement charge of approximately $60,000, pre-tax, in the third quarter of fiscal 2015. The amount of the settlement charge will depend upon the actual number of participants that accept the Company’s offer.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of February 28, 2015 and August 31, 2014, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $638,000 and $768,000, respectively, of which all but approximately $13,000 and $8,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of February 28, 2015, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

8. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended February 28,
	2015		2014
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,516,785	$201,661	$1,408,616	$181,815
Financial Services	1,589,535	228,161	1,563,655	209,138
Health & Public Service	1,319,917	163,830	1,183,728	145,614
Products	1,850,953	271,826	1,745,515	205,526
Resources	1,211,826	155,555	1,224,897	209,189
Other	4,313	—	4,256	—
Total	$7,493,329	$1,021,033	$7,130,667	$951,282

	Six Months Ended February 28,
	2015		2014
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$3,097,822	$390,418	$2,819,599	$335,183
Financial Services	3,305,762	525,743	3,161,621	472,706
Health & Public Service	2,688,359	365,633	2,413,802	324,919
Products	3,781,284	561,558	3,546,577	452,913
Resources	2,507,307	365,390	2,539,904	456,660
Other	8,510	—	7,913	—
Total	$15,389,044	$2,208,742	$14,489,416	$2,042,381

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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be volatility and economic and geopolitical uncertainty in certain markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. In recent months there has also been significant volatility in foreign currency exchange rates. The majority of our net revenues are denominated in currencies other than the U.S. dollar, including the Euro and the U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and we expect will continue to have a material effect on our revenues.
Revenues before reimbursements (“net revenues”) for the second quarter of fiscal 2015 increased 5% in U.S. dollars and 12% in local currency compared to the second quarter of fiscal 2014. Net revenues for the six months ended February 28, 2015 increased 6% in U.S. dollars and 11% in local currency compared to the six months ended February 28, 2014. Demand for our services continued to improve, resulting in strong growth across most areas of our business. All of our operating groups experienced quarterly year-over-year revenue growth in local currency. Revenue growth in local currency was very strong in both outsourcing and consulting during the second quarter of fiscal 2015. While the business environment remained competitive, pricing continued to improve in certain areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the second quarter of fiscal 2015 increased 4% in U.S. dollars and 11% in local currency compared to the second quarter of fiscal 2014. Net consulting revenues for the six months ended February 28, 2015 increased 4% in U.S. dollars and 9% in local currency compared to the six months ended February 28, 2014. Clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. We continue to experience growing demand for our services in emerging technologies, including digital services (digital marketing, analytics and mobility) and cloud computing. Compared to fiscal 2014, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the second quarter of fiscal 2015 increased 6% in U.S. dollars and 13% in local currency compared to the second quarter of fiscal 2014. Net outsourcing revenues for the six months ended February 28, 2015 increased 9% in U.S. dollars and 13% in local currency compared to the six months ended February 28, 2014. Clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2014, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2014, the U.S. dollar strengthened significantly against many currencies during the three and six months ended February 28, 2015, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 7% and 5% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2015, we estimate that our full fiscal 2015 revenue growth will be approximately 8% lower in U.S. dollars than in local currency.
The primary categories of operating expenses include cost of services, sales and marketing and general and administrative costs. Cost of services is primarily driven by the cost of client-service personnel, which consists mainly of compensation, subcontractor and other personnel costs, and non-payroll costs on outsourcing contracts. Cost of services includes a variety of activities such as: contract delivery; recruiting and training; software development; and integration of acquisitions. Sales and marketing costs are driven primarily by: compensation costs for business development activities; marketing- and advertising-related activities; and certain acquisition-related costs. General and administrative costs primarily include costs for non-client-facing personnel, information systems and office space.
Effective September 1, 2014, we updated the methodology we use to calculate utilization to include all billable employees’ time spent on chargeable work. Utilization for the second quarter of fiscal 2015 was 91%, flat with the first quarter of fiscal 2015. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 323,000 as of February 28, 2015, compared to approximately 319,000 as of November 30, 2014 and approximately 289,000 as of February 28, 2014. The year-over-year increase in our headcount reflects an overall increase in demand for our services, primarily those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the second quarter of fiscal 2015 was 14%, up from 13% in the first quarter of fiscal 2015 and 12% in the second quarter of fiscal 2014. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees, and we may need to continue to adjust compensation in the future. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing and emerging technology services; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the second quarter of fiscal 2015 was 29.9%, compared with 31.3% for the second quarter of fiscal 2014. Gross margin for the six months ended February 28, 2015 was 31.1%, compared with 32.3% for the six months ended February 28, 2014. The reduction in gross margin for the second quarter and first half of fiscal 2015 was principally due to higher labor costs, including increased usage of subcontractors, compared to the same periods in fiscal 2014.
Sales and marketing and general and administrative costs as a percentage of net revenues were 16.3% for the second quarter of fiscal 2015 and 16.7% for the six months ended February 28, 2015, compared with 17.9% for the second quarter of fiscal 2014 and 18.3% for the six months ended February 28, 2014. We continuously monitor these costs and implement cost-management actions, as appropriate. For the six months ended February 28, 2015 compared to the six months ended February 28, 2014, sales and marketing costs as a percentage of net revenues decreased 110 basis points principally due to improved operational efficiency in our business development activities. We also experienced lower non-payroll sales and marketing costs. General and administrative costs as a percentage of net revenues decreased 50 basis points.
Operating margin (Operating income as a percentage of Net revenues) for the second quarter of fiscal 2015 was 13.6%, compared with 13.3% for the second quarter of fiscal 2014. Operating margin for the six months ended February 28, 2015 was 14.4%, compared with 14.1% for the six months ended February 28, 2014. Our Operating income is affected by currency exchange rate fluctuations on revenues and costs. Most of our costs are incurred in the same currency as the related net revenues. Where practical, we also seek to manage foreign currency exposure for costs not incurred in the same currency as the related net revenues, such as the cost of our Global Delivery Network, by using currency protection provisions in our customer contracts and through our hedging programs. We seek to manage our costs, taking into consideration the residual positive and negative effects of changes in foreign exchange rates on those costs.
New Bookings
New bookings for the second quarter of fiscal 2015 were $9.36 billion, with consulting bookings of $4.25 billion and outsourcing bookings of $5.11 billion. New bookings for the six months ended February 28, 2015 were $17.02 billion, with consulting bookings of $8.11 billion and outsourcing bookings of $8.91 billion.

Results of Operations for the Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended February 28,		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended February 28,
	2015	2014			2015	2014
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,517	$1,409	8%	15%	20%	20%
Financial Services	1,590	1,564	2	9	21	22
Health & Public Service	1,320	1,184	12	15	18	17
Products	1,851	1,746	6	13	25	24
Resources	1,212	1,225	(1)	6	16	17
Other	4	4	n/m	n/m	—	—
TOTAL NET REVENUES	7,493	7,131	5%	12%	100%	100%
Reimbursements	438	437	—
TOTAL REVENUES	$7,932	$7,567	5%
GEOGRAPHIC REGIONS (1)
North America	$3,412	$3,031	13%	13%	46%	43%
Europe	2,660	2,717	(2)	9	35	38
Growth Markets	1,422	1,383	3	12	19	19
TOTAL NET REVENUES	$7,493	$7,131	5%	12%	100%	100%
TYPE OF WORK
Consulting	$3,839	$3,697	4%	11%	51%	52%
Outsourcing	3,654	3,434	6	13	49	48
TOTAL NET REVENUES	$7,493	$7,131	5%	12%	100%	100%
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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014:
Operating Groups

•
Communications, Media & Technology net revenues increased 15% in local currency. Outsourcing revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Communications. Consulting revenues reflected very strong growth, driven by Communications in North America and Europe and Electronics & High Tech in Europe and Growth Markets.

•
Financial Services net revenues increased 9% in local currency. Consulting revenues reflected very strong growth, driven by all industry groups in Europe and Banking and Insurance in North America. Outsourcing revenue growth was driven by all industry groups in Europe and Insurance and Capital Markets in North America. These increases were partially offset by a decline in Banking in North America.

•
Health & Public Service net revenues increased 15% in local currency. Outsourcing revenues reflected very significant growth, led by Health and Public Service in North America. Consulting revenues reflected strong growth driven by Health and Public Service in North America.

•
Products net revenues increased 13% in local currency. Consulting revenues reflected very strong growth, driven by most industry groups in Europe and North America, led by Consumer Goods & Services. These increases were partially offset by a decline in Air, Freight & Travel Services and Retail in North America. Outsourcing revenues reflected strong growth, driven by all geographic regions and in most industry groups, led by Air, Freight & Travel Services and Retail in Europe and Consumer Goods & Services in North America. These increases were partially offset by a decline in Infrastructure & Transportation Services in Europe.

•
Resources net revenues increased 6% in local currency. Outsourcing revenues reflected very strong growth, driven by Utilities across all geographic regions, Energy in Europe and Natural Resources in Growth Markets. Consulting revenues reflected slight growth, driven by Utilities in North America and Chemicals in Growth Markets and Europe. These increases were partially offset by declines in Energy in North America and Europe and Natural Resources in Growth Markets. Some of our Energy clients are requesting a higher volume of outsourcing services, placing a greater emphasis on cost savings initiatives and moderating demand for consulting services. We expect this trend will continue to impact Resources year-over-year consulting net revenue growth in the near term.

Geographic Regions

•	North America net revenues increased 13% in local currency, driven by the United States.

•	Europe net revenues increased 9% in local currency, driven by France, Germany, Spain and the Netherlands.

•	Growth Markets net revenues increased 12% in local currency, driven by Japan, Australia and Brazil, partially offset by declines in Singapore and South Korea.
Operating Expenses
Operating expenses for the second quarter of fiscal 2015 increased $294 million, or 4%, over the second quarter of fiscal 2014, and decreased as a percentage of revenues to 87.1% from 87.4% during this period. Operating expenses before reimbursable expenses for the second quarter of fiscal 2015 increased $293 million, or 5%, over the second quarter of fiscal 2014, and decreased as a percentage of net revenues to 86.4% from 86.7% during this period.
Cost of Services
Cost of services for the second quarter of fiscal 2015 increased $354 million, or 7%, over the second quarter of fiscal 2014, and increased as a percentage of revenues to 71.8% from 70.5% during this period. Cost of services before reimbursable expenses for the second quarter of fiscal 2015 increased $352 million, or 7%, over the second quarter of fiscal 2014, and increased as a percentage of net revenues to 70.1% from 68.7% during this period. Gross margin for the second quarter of fiscal 2015 decreased to 29.9% from 31.3% for the second quarter of fiscal 2014, principally due to higher labor costs, including increased usage of subcontractors, compared to the second quarter of fiscal 2014.
Sales and Marketing
Sales and marketing expense for the second quarter of fiscal 2015 decreased $39 million, or 5%, from the second quarter of fiscal 2014, and decreased as a percentage of net revenues to 10.7% from 11.7%. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities. We also experienced lower non-payroll sales and marketing costs.
General and Administrative Costs
General and administrative costs for the second quarter of fiscal 2015 decreased $21 million, or 5%, from the second quarter of fiscal 2014, and decreased as a percentage of net revenues to 5.6% from 6.2% during this period. The decrease as a percentage of net revenues was due to management of these costs at a rate lower than that of net revenues.

Operating Income and Operating Margin
Operating income for the second quarter of fiscal 2015 increased $70 million, or 7%, over the second quarter of fiscal 2014. Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended February 28,
	2015		2014
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$202	13%	$182	13%	$20
Financial Services	228	14	209	13	19
Health & Public Service	164	12	146	12	18
Products	272	15	206	12	66
Resources	156	13	209	17	(54)
Total	$1,021	13.6%	$951	13.3%	$70
 _______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the second quarter of fiscal 2015 was similar to that disclosed for Net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Financial Services operating income increased primarily due to higher contract profitability, lower sales and marketing costs as a percentage of net revenues and consulting revenue growth.

•	Health & Public Service operating income increased due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Products operating income increased due to higher contract profitability, revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased due to lower consulting contract profitability.
Other Expense, net
Other expense, net for the three months ended February 28, 2015 increased $17 million over the three months ended February 28, 2014, primarily due to losses incurred on the devaluation of the Venezuelan Bolivar Fuerte as well as investment losses.
Provision for Income Taxes
The effective tax rate for the second quarter of fiscal 2015 was 26.0%, compared with 24.0% for the second quarter of fiscal 2014. The higher effective tax rate in the second quarter of fiscal 2015 was primarily due to expenses associated with an increase in deferred tax liabilities on undistributed U.S. earnings and changes in the geographic distribution of earnings, partially offset by higher benefits related to final determinations of tax liabilities for prior years. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Net Income
Net income for the second quarter of fiscal 2015 increased $21 million, or 3%, over the second quarter of fiscal 2014. The increase was primarily due to higher revenues and operating results.

Results of Operations for the Six Months Ended February 28, 2015 Compared to the Six Months Ended February 28, 2014
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Six Months Ended February 28,		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Six Months Ended February 28,
	2015	2014			2015	2014
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$3,098	$2,820	10%	15%	20%	19%
Financial Services	3,306	3,162	5	10	22	22
Health & Public Service	2,688	2,414	11	14	17	17
Products	3,781	3,547	7	11	25	24
Resources	2,507	2,540	(1)	4	16	18
Other	9	8	n/m	n/m	—	—
TOTAL NET REVENUES	15,389	14,489	6%	11%	100%	100%
Reimbursements	886	878	1
TOTAL REVENUES	$16,275	$15,367	6%
GEOGRAPHIC REGIONS (1)
North America	$6,850	$6,123	12%	13%	45%	42%
Europe	5,565	5,479	2	9	36	38
Growth Markets	2,974	2,887	3	10	19	20
TOTAL NET REVENUES	$15,389	$14,489	6%	11%	100%	100%
TYPE OF WORK
Consulting	$7,932	$7,635	4%	9%	52%	53%
Outsourcing	7,457	6,855	9	13	48	47
TOTAL NET REVENUES	$15,389	$14,489	6%	11%	100%	100%
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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the six months ended February 28, 2015 compared to the six months ended February 28, 2014:
Operating Groups

•
Communications, Media & Technology net revenues increased 15% in local currency. Outsourcing revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Communications. Consulting revenues reflected very strong growth, driven by Communications in North America, Electronics & High Tech in Europe and Growth Markets and Media & Entertainment in Growth Markets.

•
Financial Services net revenues increased 10% in local currency. Consulting revenues reflected very strong growth, driven by Banking in Europe and North America, Capital Markets in Europe and Insurance in North America. Outsourcing revenues reflected strong growth, driven by all industry groups in Europe and Capital Markets in North America. These increases were partially offset by a decline in Banking in North America.

•
Health & Public Service net revenues increased 14% in local currency. Outsourcing revenues reflected very significant growth, led by Health and Public Service in North America. Consulting revenues reflected strong growth, driven by Health in North America and Public Service in Europe.

•
Products net revenues increased 11% in local currency. Consulting revenues reflected very strong growth, driven by all industry groups in Europe and most industry groups in North America, led by Consumer Goods & Services. These increases were partially offset by declines in Retail and Air, Freight & Travel Services in North America. Outsourcing revenues reflected strong growth, driven by all geographic regions and in most industry groups, led by Retail and Air, Freight & Travel Services in Europe and Consumer Goods & Services and Life Sciences in North America. These increases were partially offset by a decline in Infrastructure & Transportation Services in Europe.

•
Resources net revenues increased 4% in local currency. Outsourcing revenues reflected very strong growth, driven by Utilities in Europe and North America, Energy in Europe and Natural Resources in Growth Markets. Consulting revenues reflected a slight decline, due to declines in Natural Resources in Growth Markets and Energy in North America and Europe, partially offset by growth in Chemicals in Growth Markets and Europe and Utilities in North America. Some of our Energy clients are requesting a higher volume of outsourcing services, placing a greater emphasis on cost savings initiatives and moderating demand for consulting services. We expect these trends will continue to impact Resources year-over-year consulting net revenue growth in the near term.

Geographic Regions

•	North America net revenues increased 13% in local currency, driven by the United States.

•	Europe net revenues increased 9% in local currency, driven by Germany, France, Italy, the Netherlands, Spain and Norway.

•	Growth Markets net revenues increased 10% in local currency, driven by Japan, Brazil and Australia, partially offset by declines in Singapore and South Korea.
Operating Expenses
Operating expenses for the six months ended February 28, 2015 increased $741 million, or 6%, over the six months ended February 28, 2014, and decreased as a percentage of revenues to 86.4% from 86.7% during this period. Operating expenses before reimbursable expenses for the six months ended February 28, 2015 increased $733 million, or 6%, over the six months ended February 28, 2014, and decreased as a percentage of net revenues to 85.6% from 85.9% during this period.
Cost of Services
Cost of services for the six months ended February 28, 2015 increased $807 million, or 8%, over the six months ended February 28, 2014, and increased as a percentage of revenues to 70.6% from 69.5% during this period. Cost of services before reimbursable expenses for the six months ended February 28, 2015 increased $799 million, or 8%, over the six months ended February 28, 2014, and increased as a percentage of net revenues to 68.9% from 67.7% during this period. Gross margin for the six months ended February 28, 2015 decreased to 31.1% from 32.3% for the six months ended February 28, 2014, principally due to higher labor costs, including increased usage of subcontractors, compared to the same period in fiscal 2014.
Sales and Marketing
Sales and marketing expense for the six months ended February 28, 2015 decreased $59 million, or 3%, from the six months ended February 28, 2014, and decreased as a percentage of net revenues to 11.1% from 12.2% during this period. The decrease as a percentage of net revenues was due to improved operational efficiency in our business development activities. We also experienced lower non-payroll sales and marketing costs.
General and Administrative Costs
General and administrative costs for the six months ended February 28, 2015 decreased $25 million, or 3%, from the six months ended February 28, 2014, and decreased as a percentage of net revenues to 5.6% from 6.1% during this period. The decrease as a percentage of net revenues was due to management of these costs at a rate lower than that of net revenues.

Operating Income and Operating Margin
Operating income for the six months ended February 28, 2015 increased $166 million, or 8%, over the six months ended February 28, 2014. Operating income and operating margin for each of the operating groups were as follows:

	Six Months Ended February 28,
	2015		2014
	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$390	13%	$335	12%	$55
Financial Services	526	16	473	15	53
Health & Public Service	366	14	325	13	41
Products	562	15	453	13	109
Resources	365	15	457	18	(91)
Total	$2,209	14.4%	$2,042	14.1%	$166
_______________
Amounts in table may not total due to rounding.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the first half of fiscal 2015 was similar to that disclosed for Net revenue. The commentary below provides insight into other factors affecting operating group performance and operating margin for the six months ended February 28, 2015 compared with the six months ended February 28, 2014:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Financial Services operating income increased primarily due to consulting revenue growth, lower sales and marketing costs as a percentage of net revenues and higher contract profitability.

•	Health & Public Service operating income increased due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Products operating income increased due to higher contract profitability, revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased due to a decline in consulting revenue and lower consulting contract profitability.
Other Expense, net
Other expense, net for the six months ended February 28, 2015 increased $9 million over the six months ended February 28, 2014, primarily due to losses incurred on the devaluation of the Venezuelan Bolivar Fuerte.
Provision for Income Taxes
The effective tax rate for the six months ended February 28, 2015 was 25.6%, compared with 24.6% for the six months ended February 28, 2014. The higher effective tax rate for the six months ended February 28, 2015 is primarily due to expenses associated with an increase in deferred tax liabilities on undistributed U.S. earnings and changes in the geographic distribution of earnings, partially offset by higher benefits related to final determinations of tax liabilities for prior years. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2015 annual effective tax rate to be in the range of 26% to 27%. The fiscal 2014 annual effective tax rate was 26.1%.
Net Income
Net income for the six months ended February 28, 2015 increased $101 million, or 7%, over the six months ended February 28, 2014. The increase was primarily due to higher revenues and operating results.

Liquidity and Capital Resources
As of February 28, 2015, Cash and cash equivalents was $4.1 billion, compared with $4.9 billion as of August 31, 2014.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Six Months Ended February 28,
	2015	2014	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$1,174	$474	$701
Investing activities	(251)	(743)	492
Financing activities	(1,591)	(1,715)	123
Effect of exchange rate changes on cash and cash equivalents	(192)	33	(224)
Net decrease in cash and cash equivalents	$(860)	$(1,952)	$1,092
_______________
Amounts in table may not total due to rounding.
Operating activities: The year-over-year improvement in operating cash flow is due to higher net income and changes in operating assets and liabilities, including lower spending on certain compensation payments and higher collections on net client balances (receivables from clients, current and non-current unbilled services and deferred revenues).
Investing activities: The $492 million decrease in cash used was primarily due to lower spending on business acquisitions. For additional information, see Note 3 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $123 million decrease in cash used was primarily due to decreased purchases of shares, partially offset by an increase in cash dividends paid. For additional information, see Note 5 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Borrowing Facilities
As of February 28, 2015, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	535	—
Local guaranteed and non-guaranteed lines of credit	145	—
Total	$1,680	$—
Under the borrowing facilities described above, we had an aggregate of $158 million of letters of credit outstanding as of February 28, 2015.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of February 28, 2015, Accenture’s and our aggregate available authorization was $3,655 million for Accenture’s publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the six months ended February 28, 2015 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
		(in millions of U.S. dollars)
Accenture SCA Class I common shares	805,941	$69
Accenture Canada Holdings Inc. exchangeable shares	137,501	12
Total	943,442	$81
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
Other Share Redemptions
During the six months ended February 28, 2015, Accenture issued 764,807 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the second quarter of fiscal 2015, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended February 28, 2015, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2014. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2014, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2014.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 7 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the second quarter of fiscal 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
December 1, 2014 — December 31, 2014
Class I common shares	182,876	$90.80	—	—
January 1, 2015 — January 31, 2015
Class I common shares	121,910	$88.35	—	—
February 1, 2015 — February 28, 2015
Class I common shares	156,894	$87.72	—	—
Total
Class I common shares	461,680	$89.10	—	—
Accenture Canada Holdings Inc.
December 1, 2014 — December 31, 2014
Exchangeable shares	—	$—	—	—
January 1, 2015 — January 31, 2015
Exchangeable shares	26,563	$88.89	—	—
February 1, 2015 — February 28, 2015
Exchangeable shares	71,359	$88.26	—	—
Total
Exchangeable shares	97,922	$88.43	—	—
 _______________

(1)
During the second quarter of fiscal 2015, we acquired a total of 461,680 Accenture SCA Class I common shares and 97,922 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the second quarter of fiscal 2015, Accenture issued 233,796 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to a registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of February 28, 2015, Accenture’s and our aggregate available authorization for share purchases and redemptions was $3,655 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2015, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares
During the second quarter of fiscal 2015, we issued an aggregate of 4,468,833 Accenture SCA Class I common shares to Accenture in connection with transactions related to Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the second quarter of fiscal 2015. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
December 1, 2014 — December 31, 2014
Class A ordinary shares	2,202,877	$86.87	1,641,613	$3,985
Class X ordinary shares	50,750	$0.0000225	—	—
January 1, 2015 — January 31, 2015
Class A ordinary shares	2,318,474	$87.80	1,709,385	$3,822
Class X ordinary shares	119,026	$0.0000225	—	—
February 1, 2015 — February 28, 2015
Class A ordinary shares	1,765,866	$88.29	1,654,259	$3,655
Class X ordinary shares	176,938	$0.0000225	—	—
Total
Class A ordinary shares (4)	6,287,217	$87.61	5,005,257
Class X ordinary shares (5)	346,714	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the second quarter of fiscal 2015, Accenture purchased 5,005,257 Accenture plc Class A ordinary shares under this program for an aggregate price of $439 million. The open-market purchase program does not have an expiration date.

(3)
As of February 28, 2015, Accenture’s and our aggregate available authorization for share purchases and redemptions was $3,655 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of February 28, 2015, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the second quarter of fiscal 2015, Accenture purchased 1,281,960 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

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

10.1*
Form of Key Executive Performance-Based Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.2 to the February 28, 2015 Accenture plc 10-Q)

10.2*
Form of Accenture Leadership Performance Equity Award Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.3 to the February 28, 2015 Accenture plc 10-Q)

10.3*
Form of Voluntary Equity Investment Program Matching Grant Restricted Share Unit Agreement pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.4 to the February 28, 2015 Accenture plc 10-Q)

10.4*
Form of Restricted Share Unit Agreement for director grants pursuant to the Amended and Restated Accenture plc 2010 Share Incentive Plan (incorporated by reference to Exhibit 10.5 to the February 28, 2015 Accenture plc 10-Q)

31.1
Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of the Chief Executive Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification of the Chief Financial Officer of Accenture plc, the general partner of Accenture SCA, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of February 28, 2015 (Unaudited) and August 31, 2014, (ii) Consolidated Income Statements (Unaudited) for the three and six months ended February 28, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended February 28, 2015 and 2014, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the six months ended February 28, 2015, (v) Consolidated Cash Flows Statements (Unaudited) for the six months ended February 28, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

(*) Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 26, 2015

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA
(Principal Financial Officer and Authorized Signatory)