Form 10-Q
period 2015-05-31
ACCENTURE SCA
filed 2015-06-25
CIK 1143908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s Class I common shares, par value €1.25 per share, outstanding as of June 11, 2015 was 1,049,032,064 (which number includes 1,014,263,862 issued shares held by the registrant or its general partner).

ACCENTURE SCA

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACCENTURE SCA
CONSOLIDATED BALANCE SHEETS
May 31, 2015 and August 31, 2014
(In thousands of U.S. dollars, except share and per share amounts)

	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,026,189	$4,921,305
Short-term investments	2,383	2,602
Receivables from clients, net	3,717,048	3,859,567
Unbilled services, net	1,831,087	1,803,767
Deferred income taxes, net	865,472	731,820
Other current assets	627,342	585,381
Total current assets	11,069,521	11,904,442
NON-CURRENT ASSETS:
Unbilled services, net	23,523	28,039
Investments	43,763	66,783
Property and equipment, net	752,362	793,444
Goodwill	2,669,172	2,395,894
Deferred contract costs	622,026	629,905
Deferred income taxes, net	1,231,676	1,152,105
Other non-current assets	896,684	959,840
Total non-current assets	6,239,206	6,026,010
TOTAL ASSETS	$17,308,727	$17,930,452
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and bank borrowings	$1	$330
Accounts payable	1,040,645	1,064,228
Deferred revenues	2,142,085	2,348,034
Accrued payroll and related benefits	3,305,945	3,380,748
Accrued consumption taxes	328,180	360,430
Income taxes payable	348,526	355,274
Deferred income taxes, net	257,896	23,937
Other accrued liabilities	465,164	625,098
Total current liabilities	7,888,442	8,158,079
NON-CURRENT LIABILITIES:
Long-term debt	27,217	26,403
Deferred revenues relating to contract costs	506,409	544,831
Retirement obligation	1,053,204	1,107,931
Deferred income taxes, net	190,733	198,734
Income taxes payable	896,075	1,303,367
Other non-current liabilities	280,416	305,770
Total non-current liabilities	2,954,054	3,487,036
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Class I common shares, par value 1.25 euros per share, 40,000,000,000 shares authorized, 1,049,032,064 shares issued as of May 31, 2015 and August 31, 2014	1,704,162	1,704,162
Restricted share units (related to Accenture plc Class A ordinary shares)	1,113,827	921,586
Additional paid-in capital	6,651,006	6,194,032
Treasury shares, at cost: Class I common, 376,062,581 and 369,439,800 shares as of May 31, 2015 and August 31, 2014, respectively	(18,121,453)	(16,951,901)
Investment in Accenture plc shares, at cost, 13,816,959 shares as of May 31, 2015 and August 31, 2014	(456,864)	(456,864)
Retained earnings	16,626,719	15,584,441
Accumulated other comprehensive loss	(1,277,344)	(924,197)
Total Accenture SCA shareholders’ equity	6,240,053	6,071,259
Noncontrolling interests	226,178	214,078
Total shareholders’ equity	6,466,231	6,285,337
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,308,727	$17,930,452
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED INCOME STATEMENTS
For the Three and Nine Months Ended May 31, 2015 and 2014
(In thousands of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
REVENUES:
Revenues before reimbursements (“Net revenues”)	$7,770,382	$7,735,638	$23,159,426	$22,225,054
Reimbursements	504,684	504,542	1,390,487	1,382,305
Revenues	8,275,066	8,240,180	24,549,913	23,607,359
OPERATING EXPENSES:
Cost of services:
Cost of services before reimbursable expenses	5,245,477	5,199,281	15,854,592	15,009,208
Reimbursable expenses	504,684	504,542	1,390,487	1,382,305
Cost of services	5,750,161	5,703,823	17,245,079	16,391,513
Sales and marketing	874,713	899,250	2,580,931	2,664,715
General and administrative costs	452,291	458,341	1,317,260	1,347,999
Pension settlement charge	64,382	—	64,382	—
Reorganization benefits, net	—	—	—	(18,015)
Total operating expenses	7,141,547	7,061,414	21,207,652	20,386,212
OPERATING INCOME	1,133,519	1,178,766	3,342,261	3,221,147
Interest income	6,441	7,513	25,880	22,229
Interest expense	(4,030)	(4,290)	(10,746)	(12,296)
Other expense, net	(3,839)	(6,051)	(28,326)	(21,437)
INCOME BEFORE INCOME TAXES	1,132,091	1,175,938	3,329,069	3,209,643
Provision for income taxes	281,861	294,125	843,405	793,853
NET INCOME	850,230	881,813	2,485,664	2,415,790
Net income attributable to noncontrolling interests in Accenture Canada Holdings Inc.	(1,531)	(1,813)	(4,740)	(5,070)
Net income attributable to noncontrolling interests – other	(10,250)	(12,954)	(31,739)	(31,838)
NET INCOME ATTRIBUTABLE TO ACCENTURE SCA	$838,449	$867,046	$2,449,185	$2,378,882
Cash dividends per share	$1.02	$0.93	$2.04	$1.86
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended May 31, 2015 and 2014
(In thousands of U.S. dollars)
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
NET INCOME	$850,230	$881,813	$2,485,664	$2,415,790
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation	(85,807)	67,569	(409,404)	153,706
Defined benefit plans	3,321	3,236	11,912	11,690
Cash flow hedges	(33,784)	98,925	44,345	202,182
OTHER COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ACCENTURE SCA	(116,270)	169,730	(353,147)	367,578
Other comprehensive income (loss) attributable to noncontrolling interests	(2,110)	1,059	(16,796)	449
COMPREHENSIVE INCOME	$731,850	$1,052,602	$2,115,721	$2,783,817

COMPREHENSIVE INCOME ATTRIBUTABLE TO ACCENTURE SCA	$722,179	$1,036,776	$2,096,038	$2,746,460
Comprehensive income attributable to noncontrolling interests	9,671	15,826	19,683	37,357
COMPREHENSIVE INCOME	$731,850	$1,052,602	$2,115,721	$2,783,817

The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED SHAREHOLDERS’ EQUITY STATEMENT
For the Nine Months Ended May 31, 2015
(In thousands of U.S. dollars and share amounts)
(Unaudited)

			Restricted Share Units (related to Accenture plc Class A ordinary shares)
	Class I Common Shares				Treasury Shares		Investment in Accenture plc			Accumulated Other Comprehensive Loss	Total Accenture SCA Shareholders’ Equity
	$	No. Shares		Additional Paid-in Capital	$	No. Shares	$	No. Shares	Retained Earnings			Noncontrolling Interests	Total Shareholders’ Equity
Balance as of August 31, 2014	$1,704,162	1,049,032	$921,586	$6,194,032	$(16,951,901)	(369,440)	$(456,864)	(13,817)	$15,584,441	$(924,197)	$6,071,259	$214,078	$6,285,337
Net income									2,449,185		2,449,185	36,479	2,485,664
Other comprehensive loss										(353,147)	(353,147)	(16,796)	(369,943)
Income tax benefit on share-based compensation plans				181,329							181,329		181,329
Share-based compensation expense			497,007	34,684							531,691		531,691
Purchases/redemptions of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares				(11,781)	(1,578,510)	(18,293)					(1,590,291)	(3,007)	(1,593,298)
Issuances of Accenture SCA Class I common shares related to employee share programs			(356,997)	248,135	408,958	11,670					300,096	567	300,663
Dividends			52,231						(1,403,064)		(1,350,833)	(2,638)	(1,353,471)
Other, net				4,607					(3,843)		764	(2,505)	(1,741)
Balance as of May 31, 2015	$1,704,162	1,049,032	$1,113,827	$6,651,006	$(18,121,453)	(376,063)	$(456,864)	(13,817)	$16,626,719	$(1,277,344)	$6,240,053	$226,178	$6,466,231
The accompanying Notes are an integral part of these Consolidated Financial Statements.

ACCENTURE SCA
CONSOLIDATED CASH FLOWS STATEMENTS
For the Nine Months Ended May 31, 2015 and 2014
(In thousands of U.S. dollars)
(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,485,664	$2,415,790
Adjustments to reconcile Net income to Net cash provided by operating activities —
Depreciation, amortization and asset impairments	472,160	456,664
Reorganization benefits, net	—	(18,015)
Share-based compensation expense	531,691	519,989
Deferred income taxes, net	(124,961)	(203,605)
Other, net	(244,399)	133,014
Change in assets and liabilities, net of acquisitions —
Receivables from clients, net	(68,144)	(331,649)
Unbilled services, current and non-current, net	(245,320)	(166,744)
Other current and non-current assets	(281,731)	(294,028)
Accounts payable	14,927	(50,055)
Deferred revenues, current and non-current	93,404	(64,010)
Accrued payroll and related benefits	181,678	(544,946)
Income taxes payable, current and non-current	(184,803)	158,555
Other current and non-current liabilities	(42,615)	(174,087)
Net cash provided by operating activities	2,587,551	1,836,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment	2,734	4,095
Purchases of property and equipment	(246,980)	(220,413)
Purchases of businesses and investments, net of cash acquired	(442,202)	(675,220)
Proceeds from the sale of investments	10,553	—
Net cash used in investing activities	(675,895)	(891,538)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	300,663	224,957
Purchases of shares	(1,593,298)	(1,639,056)
Proceeds from long-term debt, net	484	734
Cash dividends paid	(1,353,471)	(1,254,916)
Excess tax benefits from share-based payment arrangements	69,185	103,066
Other, net	(17,500)	(15,360)
Net cash used in financing activities	(2,593,937)	(2,580,575)
Effect of exchange rate changes on cash and cash equivalents	(212,835)	52,214
NET DECREASE IN CASH AND CASH EQUIVALENTS	(895,116)	(1,583,026)
CASH AND CASH EQUIVALENTS, beginning of period	4,921,305	5,631,885
CASH AND CASH EQUIVALENTS, end of period	$4,026,189	$4,048,859
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
The accompanying unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may differ from those estimates. The Consolidated Financial Statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The results of operations for the three and nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2015.
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
Allowances for Client Receivables and Unbilled Services
As of May 31, 2015 and August 31, 2014, total allowances recorded for client receivables and unbilled services were $82,442 and $82,643, respectively.
Accumulated Depreciation
As of May 31, 2015 and August 31, 2014, total accumulated depreciation was $1,769,090 and $1,752,965, respectively.
Income Taxes
The Company applies an estimated annual effective tax rate to its year-to-date operating results to determine the interim provision for income tax expense. In addition, the Company recognizes taxes related to unusual or infrequent items or resulting from a change in judgment regarding a position taken in a prior year as discrete items in the interim period in which the event occurs.
The Company’s effective tax rates for the three months ended May 31, 2015 and 2014 were 24.9% and 25.0%, respectively. The Company’s effective tax rates for the nine months ended May 31, 2015 and 2014 were 25.3% and 24.7%, respectively. Absent the tax impact of the pension settlement charge recorded during the three months ended May 31, 2015 (see Note 7 (Retirement and Profit Sharing Plans) to these Consolidated Financial Statements), the effective tax rates would have been 25.7% and 25.6% for the three and nine months ended May 31, 2015, respectively. During the nine months ended May 31, 2015, the Company concluded that certain undistributed earnings of its U.S. subsidiaries would no longer be considered permanently reinvested and recorded an estimated deferred tax liability of $239,528 for withholding taxes that would be payable on the distribution of these earnings. The higher effective tax rate for the nine months ended May 31, 2015 was primarily due to expenses associated with this increase in deferred tax liabilities, partially offset by higher benefits related to final determinations of tax liabilities for prior years, including a $169,829 benefit related to final settlement of U.S. tax audits for fiscal years 2010 and 2011, and benefits related to changes in the geographic distribution of earnings.
New Accounting Pronouncement
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU is expected to be effective for the Company beginning September 1, 2018, including interim periods in its fiscal year 2019, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this ASU on its Consolidated Financial Statements.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

2. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive loss attributable to Accenture SCA:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Foreign currency translation
Beginning balance	$(662,923)	$(348,776)	$(339,326)	$(434,913)
Foreign currency translation	(87,630)	66,568	(429,264)	149,898
Income tax (expense) benefit	(229)	1,860	2,962	3,822
Portion attributable to noncontrolling interests	2,052	(859)	16,898	(14)
Foreign currency translation, net of tax	(85,807)	67,569	(409,404)	153,706
Ending balance	(748,730)	(281,207)	(748,730)	(281,207)

Defined benefit plans
Beginning balance	(559,586)	(447,726)	(568,177)	(456,180)
Actuarial losses	(67,090)	—	(67,090)	—
Pension settlement	64,382	—	64,382	—
Reclassifications into net periodic pension and post-retirement expense (1)	7,863	5,288	21,172	15,185
Income tax expense	(1,828)	(2,046)	(6,530)	(3,471)
Portion attributable to noncontrolling interests	(6)	(6)	(22)	(24)
Defined benefit plans, net of tax	3,321	3,236	11,912	11,690
Ending balance	(556,265)	(444,490)	(556,265)	(444,490)

Cash flow hedges
Beginning balance	61,435	(121,812)	(16,694)	(225,069)
Unrealized (losses) gains	(42,442)	130,182	75,374	223,807
Reclassification adjustments into Cost of services	(8,736)	20,676	(13,458)	91,725
Income tax benefit (expense)	17,330	(51,739)	(17,491)	(112,939)
Portion attributable to noncontrolling interests	64	(194)	(80)	(411)
Cash flow hedges, net of tax	(33,784)	98,925	44,345	202,182
Ending balance (2)	27,651	(22,887)	27,651	(22,887)

Accumulated other comprehensive loss	$(1,277,344)	$(748,584)	$(1,277,344)	$(748,584)
 _______________

(1)	Reclassifications into net periodic pension and post-retirement expense are recognized in Cost of services, Sales and marketing and General and administrative costs.

(2)	As of May 31, 2015, $19,931 of net unrealized gains related to derivatives designated as cash flow hedges is expected to be reclassified into Cost of services in the next 12 months.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

3. BUSINESS COMBINATIONS
On March 25, 2015, the Company acquired Agilex Technologies, Inc., a provider of digital solutions for the U.S. federal government, for $263,787, net of cash acquired. This acquisition enhanced Accenture’s digital capabilities in analytics, cloud and mobility for federal agencies and resulted in approximately 730 employees joining the Company. In connection with this acquisition, the Company recorded goodwill of $208,267, which was allocated to the Health & Public Service operating segment, and intangible assets of $49,700, primarily related to customer-related intangibles. The goodwill is non-deductible for U.S. federal income tax purposes. The intangible assets are being amortized over one to eight years. The pro forma effects of this acquisition on the Company’s operations were not material.
During the nine months ended May 31, 2015, the Company completed other individually immaterial acquisitions for total consideration of $173,396, net of cash acquired. The pro forma effects of these acquisitions on the Company’s operations were not material.

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable operating segment were as follows:

	August 31, 2014	Additions/ Adjustments	Foreign Currency Translation	May 31, 2015
Communications, Media & Technology	$338,855	$11,919	$(18,882)	$331,892
Financial Services	707,093	9,714	(24,634)	692,173
Health & Public Service	375,052	216,643	(4,501)	587,194
Products	836,858	22,931	(30,746)	829,043
Resources	138,036	109,507	(18,673)	228,870
Total	$2,395,894	$370,714	$(97,436)	$2,669,172
Goodwill includes immaterial adjustments related to prior period acquisitions.
Intangible Assets
The Company’s definite-lived intangible assets by major asset class are as follows:

	May 31, 2015			August 31, 2014
Intangible Asset Class	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer-related	$401,581	$(115,900)	$285,681	$334,768	$(88,447)	$246,321
Technology	110,190	(48,786)	61,404	113,938	(41,536)	72,402
Patents	116,856	(56,761)	60,095	135,022	(70,299)	64,723
Other	30,018	(17,448)	12,570	37,524	(23,090)	14,434
Total	$658,645	$(238,895)	$419,750	$621,252	$(223,372)	$397,880

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

5. MATERIAL TRANSACTIONS AFFECTING SHAREHOLDERS’ EQUITY
Dividends
The Company’s dividend activity during the nine months ended May 31, 2015 was as follows:

	Dividend Per Share	Accenture SCA Class I Common Shares		Accenture Canada Holdings Inc. Exchangeable Shares		Total Cash Outlay
Dividend Payment Date		Record Date	Cash Outlay	Record Date	Cash Outlay
November 17, 2014	$1.02	October 14, 2014	$677,346	October 14, 2014	$1,390	$678,736
May 15, 2015	1.02	April 7, 2015	673,487	April 7, 2015	1,248	674,735
Total Dividends			$1,350,833		$2,638	$1,353,471
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
Cash Flow Hedges
For a cash flow hedge, the effective portion of the change in estimated fair value of a hedging instrument is recorded in Accumulated other comprehensive loss as a separate component of Shareholders’ Equity and is reclassified into Cost of services in the Consolidated Income Statements during the period in which the hedged transaction is recognized. For information related to derivatives designated as cash flow hedges that were reclassified into Cost of services during the three and nine months ended May 31, 2015 and 2014, as well as those expected to be reclassified into Cost of services in the next 12 months, see Note 2 (Accumulated Other Comprehensive Loss) to these Consolidated Financial Statements.
Other Derivatives
Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net loss of $67,040 and $239,630 for the three and nine months ended May 31, 2015, respectively. Realized gains or losses and changes in the estimated fair value of foreign currency forward contracts that have not been designated as hedges were a net gain of $21,039 and $119,515 for the three and nine months ended May 31, 2014, respectively. Gains and losses on these contracts are recorded in Other expense, net in the Consolidated Income Statements and are offset by gains and losses on the related hedged items.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

Fair Value of Derivative Instruments
The notional and fair values of all derivative instruments were as follows:

	May 31, 2015	August 31, 2014
Assets
Cash Flow Hedges
Other current assets	$45,699	$21,148
Other non-current assets	33,900	20,875
Other Derivatives
Other current assets	16,146	17,076
Total assets	$95,745	$59,099
Liabilities
Cash Flow Hedges
Other accrued liabilities	$25,767	$41,103
Other non-current liabilities	15,215	24,474
Other Derivatives
Other accrued liabilities	29,853	15,392
Total liabilities	$70,835	$80,969
Total fair value	$24,910	$(21,870)
Total notional value	$6,449,078	$5,989,011
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

	May 31, 2015	August 31, 2014
Net derivative assets	$68,318	$22,458
Net derivative liabilities	43,408	44,328
Total fair value	$24,910	$(21,870)

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

7. RETIREMENT AND PROFIT SHARING PLANS
U.S. Defined Benefit Pension Plan Settlement Charge
On January 12, 2015, the Company announced a plan to offer a voluntary one-time lump sum payment option to certain eligible former employees who had vested benefits under the Company’s U.S. pension plan, that if accepted, would settle the Company’s pension obligations to them.
The lump sum cash payment offer closed during the third quarter of fiscal 2015.In total, more than 4,800 former participants accepted the offer, resulting in lump sum payments from plan assets of $279,571 in May 2015. As a result of this settlement and the adoption of the new U.S. mortality tables released by the Society of Actuaries, the Company remeasured the assets and liabilities of the U.S. pension plan, which in aggregate resulted in a net reduction to the projected benefit obligation of $179,938 as well as a non-cash settlement charge of $64,382, pre-tax, in the third quarter of fiscal 2015. The funded status of the Company's U.S. pension plan after remeasurement was 104%.
8. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has the right to purchase or may also be required to purchase substantially all of the remaining outstanding shares of its Avanade Inc. subsidiary (“Avanade”) not owned by the Company at fair value if certain events occur. As of May 31, 2015 and August 31, 2014, the Company has reflected the fair value of $85,265 and $95,581, respectively, related to Avanade’s redeemable common stock and the intrinsic value of the options on redeemable common stock in Other accrued liabilities in the Consolidated Balance Sheets.
Indemnifications and Guarantees
In the normal course of business and in conjunction with certain client engagements, the Company has entered into contractual arrangements through which it may be obligated to indemnify clients with respect to certain matters.
As of May 31, 2015 and August 31, 2014, the Company’s aggregate potential liability to its clients for expressly limited guarantees involving the performance of third parties was approximately $633,000 and $768,000, respectively, of which all but approximately $14,000 and $8,000, respectively, may be recovered from the other third parties if the Company is obligated to make payments to the indemnified parties as a consequence of a performance default by the other third parties. For arrangements with unspecified limitations, the Company cannot reasonably estimate the aggregate maximum potential liability, as it is inherently difficult to predict the maximum potential amount of such payments, due to the conditional nature and unique facts of each particular arrangement.
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
Legal Contingencies
As of May 31, 2015, the Company or its present personnel had been named as a defendant in various litigation matters. The Company and/or its personnel also from time to time are involved in investigations by various regulatory or legal authorities concerning matters arising in the course of its business around the world. Based on the present status of these matters, management believes the range of reasonably possible losses in addition to amounts accrued, net of insurance recoveries, will not have a material effect on the Company’s results of operations or financial condition.

ACCENTURE SCA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
(In thousands of U.S. dollars, except share and per share amounts or as otherwise disclosed)
(Unaudited)

9. SEGMENT REPORTING
The Company’s reportable operating segments are the five operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Information regarding the Company’s reportable operating segments is as follows:

	Three Months Ended May 31,
	2015		2014
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$1,613,478	$237,902	$1,524,898	$222,957
Financial Services	1,638,313	265,863	1,677,066	252,928
Health & Public Service	1,383,639	202,644	1,313,840	213,099
Products	1,883,200	255,162	1,914,539	253,357
Resources	1,247,851	171,948	1,301,774	236,425
Other	3,901	—	3,521	—
Total	$7,770,382	$1,133,519	$7,735,638	$1,178,766

	Nine Months Ended May 31,
	2015		2014
	Net Revenues	Operating Income	Net Revenues	Operating Income
Communications, Media & Technology	$4,711,300	$628,320	$4,344,497	$558,140
Financial Services	4,944,075	791,606	4,838,687	725,634
Health & Public Service	4,071,998	568,277	3,727,642	538,018
Products	5,664,484	816,720	5,461,116	706,270
Resources	3,755,158	537,338	3,841,678	693,085
Other	12,411	—	11,434	—
Total	$23,159,426	$3,342,261	$22,225,054	$3,221,147

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
Our results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be volatility and economic and geopolitical uncertainty in certain markets around the world, which may impact our business. We continue to monitor the impact of this volatility and uncertainty and seek to manage our costs in order to respond to changing conditions. There continues to be significant volatility in foreign currency exchange rates. The majority of our net revenues are denominated in currencies other than the U.S. dollar, including the Euro and the U.K. pound. Unfavorable fluctuations in foreign currency exchange rates have had and we expect will continue to have a material effect on our revenues.
Revenues before reimbursements (“net revenues”) for the third quarter of fiscal 2015 increased slightly in U.S. dollars and increased 10% in local currency compared to the third quarter of fiscal 2014. Net revenues for the nine months ended May 31, 2015 increased 4% in U.S. dollars and 11% in local currency compared to the nine months ended May 31, 2014. Demand for our services continued to be strong, resulting in growth across all areas of our business. All of our operating groups experienced quarterly year-over-year revenue growth in local currency. Revenue growth in local currency was strong in both consulting and outsourcing during the third quarter of fiscal 2015. While the business environment remained competitive, pricing was relatively stable and we saw improvement in certain areas of our business. We use the term “pricing” to mean the contract profitability or margin on the work that we sell.
In our consulting business, net revenues for the third quarter of fiscal 2015 increased 1% in U.S. dollars and 11% in local currency compared to the third quarter of fiscal 2014. Net consulting revenues for the nine months ended May 31, 2015 increased 3% in U.S. dollars and 9% in local currency compared to the nine months ended May 31, 2014. We continue to experience growing demand for digital-related services and assisting clients with the adoption of new technologies. In addition, clients continued to be focused on initiatives designed to deliver cost savings and operational efficiency, as well as projects to integrate their global operations and grow and transform their businesses. Compared to fiscal 2014, we continued to provide a greater proportion of systems integration consulting through use of lower-cost resources in our Global Delivery Network. This trend has resulted in work volume growing faster than revenue in our systems integration business, and we expect this trend to continue.
In our outsourcing business, net revenues for the third quarter of fiscal 2015 were flat in U.S. dollars and increased 10% in local currency compared to the third quarter of fiscal 2014. Net outsourcing revenues for the nine months ended May 31, 2015 increased 6% in U.S. dollars and 12% in local currency compared to the nine months ended May 31, 2014. We are experiencing growing demand to assist clients with cloud enablement and operation and maintenance of digital-related services. In addition, clients continue to be focused on transforming their operations to improve effectiveness and save costs. Compared to fiscal 2014, we continued to provide a greater proportion of application outsourcing through use of lower-cost resources in our Global Delivery Network.
As we are a global company, our revenues are denominated in multiple currencies and may be significantly affected by currency exchange rate fluctuations. If the U.S. dollar strengthens against other currencies, resulting in unfavorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be lower. If the U.S. dollar weakens against other currencies, resulting in favorable currency translation, our revenues, revenue growth and results of operations in U.S. dollars may be higher. When compared to the same periods in fiscal 2014, the U.S. dollar strengthened significantly against many currencies during the three and nine months ended May 31, 2015, resulting in unfavorable currency translation and U.S. dollar revenue growth that was approximately 10% and 7% lower, respectively, than our revenue growth in local currency. Assuming that exchange rates stay within recent ranges for the remainder of fiscal 2015, we estimate that our full fiscal 2015 revenue growth will be approximately 7.5% lower in U.S. dollars than in local currency.
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
Effective September 1, 2014, we updated the methodology we use to calculate utilization to include all billable employees’ time spent on chargeable work. Utilization for the third quarter of fiscal 2015 was 90%, down from 91% for the second quarter of fiscal 2015. This level of utilization reflects continued strong demand for resources in our Global Delivery Network and in most countries. We continue to hire to meet current and projected future demand. We proactively plan and manage the size and composition of our workforce and take actions as needed to address changes in the anticipated demand for our services, given that compensation costs are the most significant portion of our operating expenses. Based on current and projected future demand, we have increased our headcount, the majority of which serve our clients, to more than 336,000 as of May 31, 2015, compared to more than 323,000 as of February 28, 2015 and more than 293,000 as of May 31, 2014. The year-over-year increase in our headcount reflects an overall increase in demand for our services, primarily those delivered through our Global Delivery Network in lower-cost locations, as well as headcount added in connection with acquisitions. Annualized attrition, excluding involuntary terminations, for the third quarter of fiscal 2015 was 15%, up from 14% in both the second quarter of fiscal 2015 and the third quarter of fiscal 2014. We evaluate voluntary attrition, adjust levels of new hiring and use involuntary terminations as means to keep our supply of skills and resources in balance with changes in client demand. In addition, we adjust compensation in certain skill sets and geographies in order to attract and retain appropriate numbers of qualified employees. We strive to adjust pricing and/or the mix of resources to reduce the impact of compensation increases on our gross margin. Our ability to grow our revenues and maintain or increase our margin could be adversely affected if we are unable to: keep our supply of skills and resources in balance with changes in the types or amounts of services clients are demanding, such as the increase in demand for various outsourcing and emerging technology services; recover increases in compensation; deploy our employees globally on a timely basis; manage attrition; and/or effectively assimilate and utilize new employees.
Gross margin (Net revenues less Cost of services before reimbursable expenses as a percentage of Net revenues) for the third quarter of fiscal 2015 was 32.5%, compared with 32.8% for the third quarter of fiscal 2014. Gross margin for the nine months ended May 31, 2015 was 31.5%, compared with 32.5% for the nine months ended May 31, 2014. The reduction in gross margin for the third quarter and nine months ended May 31, 2015 was principally due to higher labor costs and increased usage of subcontractors, compared to the same periods in fiscal 2014.
Sales and marketing and general and administrative costs as a percentage of net revenues were 17.1% for the third quarter of fiscal 2015 and 16.8% for the nine months ended May 31, 2015, compared with 17.5% for the third quarter of fiscal 2014 and 18.1% for the nine months ended May 31, 2014. We continuously monitor these costs and implement cost-management actions, as appropriate. For the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014, sales and marketing costs as a percentage of net revenues decreased 90 basis points principally due to improved operational efficiency in our business development activities. We also experienced lower non-payroll sales and marketing costs. General and administrative costs as a percentage of net revenues decreased 40 basis points.
Operating expenses in the third quarter of fiscal 2015 included a non-cash pension settlement charge of $64 million related to lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, see Note 7 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Operating margin (Operating income as a percentage of Net revenues) for the third quarter of fiscal 2015 was 14.6%, compared with 15.2% for the third quarter of fiscal 2014. Operating margin for the nine months ended May 31, 2015 was 14.4%, compared with 14.5% for the nine months ended May 31, 2014. The pension settlement charge of $64 million recorded in the third quarter of fiscal 2015 decreased operating margin by 80 and 30 basis points for the third quarter of fiscal 2015 and nine months ended May 31, 2015, respectively. Excluding the effect of the pension settlement charge, operating margin would have been 15.4% for the third quarter of fiscal 2015 and 14.7% for the nine months ended May 31, 2015, an increase of 20 basis points compared with the same periods in fiscal 2014.
The effective tax rates for the third quarter of fiscal 2015 and nine months ended May 31, 2015 were 24.9% and 25.3%, respectively. Absent the tax impact of the $64 million pension settlement charge recorded during the third quarter of fiscal 2015, our effective tax rates for the third quarter of fiscal 2015 and nine months ended May 31, 2015 would have been 25.7% and 25.6%, respectively.
We have also presented Operating income, operating margin and effective tax rate excluding the non-cash pension settlement charge, as we believe doing so facilitates understanding as to both the impact of this charge and our operating performance in comparison to the prior period.
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
New Bookings
New bookings for the third quarter of fiscal 2015 were $8.53 billion, with consulting bookings of $4.51 billion and outsourcing bookings of $4.02 billion. New bookings for the nine months ended May 31, 2015 were $25.55 billion, with consulting bookings of $12.62 billion and outsourcing bookings of $12.93 billion.

Results of Operations for the Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Three Months Ended May 31,		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Three Months Ended May 31,
	2015	2014			2015	2014
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$1,613	$1,525	6%	17%	21%	20%
Financial Services	1,638	1,677	(2)	10	21	21
Health & Public Service	1,384	1,314	5	10	18	17
Products	1,883	1,915	(2)	8	24	25
Resources	1,248	1,302	(4)	6	16	17
Other	4	4	n/m	n/m	—	—
TOTAL NET REVENUES	7,770	7,736	—%	10%	100%	100%
Reimbursements	505	505	—
TOTAL REVENUES	$8,275	$8,240	—%
GEOGRAPHIC REGIONS (1)
North America	$3,644	$3,286	11%	12%	47%	43%
Europe	2,653	2,953	(10)	7	34	38
Growth Markets	1,473	1,496	(2)	13	19	19
TOTAL NET REVENUES	$7,770	$7,736	—%	10%	100%	100%
TYPE OF WORK
Consulting	$4,112	$4,086	1%	11%	53%	53%
Outsourcing	3,658	3,649	—	10	47	47
TOTAL NET REVENUES	$7,770	$7,736	—%	10%	100%	100%
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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014:
Operating Groups

•
Communications, Media & Technology net revenues increased 17% in local currency. Consulting revenues reflected significant growth, driven by Communications across all geographic regions. Outsourcing revenues reflected significant growth, driven by growth across all industry groups and geographic regions.

•
Financial Services net revenues increased 10% in local currency. Consulting revenues reflected significant growth, driven by all industry groups in Europe and North America as well as Capital Markets and Insurance in Growth Markets. Outsourcing revenues reflected slight growth, driven by all industry groups in Europe and Growth Markets, partially offset by declines in Banking and Capital Markets in North America.

•
Health & Public Service net revenues increased 10% in local currency. Outsourcing revenues reflected very significant growth, led by Health and Public Service in North America. Consulting revenues reflected slight growth driven by Public Service and Health in North America, partially offset by a decline in Public Service in Growth Markets.

•
Products net revenues increased 8% in local currency. Consulting revenues reflected very strong growth, driven by all industry groups in Europe and most industry groups in North America and Growth Markets, led by Consumer Goods & Services. These increases were partially offset by declines in Retail and Air, Freight & Travel Services in North America. Outsourcing revenue growth was driven by most industry groups in North America and Growth Markets and Retail in Europe. These increases were partially offset by a decline in Infrastructure & Transportation Services in Europe.

•
Resources net revenues increased 6% in local currency. Outsourcing revenues reflected strong growth, driven by Energy in Europe and Utilities in North America. Consulting revenue growth was driven by Utilities across all geographic regions and Natural Resources and Chemicals in Europe. These consulting increases were partially offset by declines in Energy in Europe and North America. Some of our Energy clients are requesting a higher volume of outsourcing services, placing a greater emphasis on cost savings initiatives and moderating demand for consulting services. We expect this trend will continue to impact Resources year-over-year consulting net revenue growth in the near term.

Geographic Regions

•	North America net revenues increased 12% in local currency, driven by the United States.

•	Europe net revenues increased 7% in local currency, driven by Spain, the United Kingdom, Germany and the Netherlands.

•	Growth Markets net revenues increased 13% in local currency, driven by Japan, Australia and Brazil.
Operating Expenses
Operating expenses for the third quarter of fiscal 2015 increased $80 million, or 1%, over the third quarter of fiscal 2014, and increased as a percentage of revenues to 86.3% from 85.7% during this period. Operating expenses before reimbursable expenses for the third quarter of fiscal 2015 increased $80 million, or 1%, over the third quarter of fiscal 2014, and increased as a percentage of net revenues to 85.4% from 84.8% during this period.
Cost of Services
Cost of services for the third quarter of fiscal 2015 increased $46 million, or 1%, over the third quarter of fiscal 2014, and increased as a percentage of revenues to 69.5% from 69.2% during this period. Cost of services before reimbursable expenses for the third quarter of fiscal 2015 increased $46 million, or 1%, over the third quarter of fiscal 2014, and increased as a percentage of net revenues to 67.5% from 67.2% during this period. Gross margin for the third quarter of fiscal 2015 decreased to 32.5% from 32.8% for the third quarter of fiscal 2014, principally due to higher labor costs and increased usage of subcontractors, compared to the third quarter of fiscal 2014.
Sales and Marketing
Sales and marketing expense for the third quarter of fiscal 2015 decreased $25 million, or 3%, from the third quarter of fiscal 2014, and decreased as a percentage of net revenues to 11.3% from 11.6%. The decrease as a percentage of net revenues was principally due to improved operational efficiency in our business development activities.
General and Administrative Costs
General and administrative costs for the third quarter of fiscal 2015 decreased $6 million, or 1%, from the third quarter of fiscal 2014, and decreased as a percentage of net revenues to 5.8% from 5.9% during this period.
Pension Settlement Charge
We recorded a non-cash pension settlement charge of $64 million during the third quarter of fiscal 2015 as a result of lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, refer to Note 7 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements above under Item 1,“Financial Statements.”

Operating Income and Operating Margin
Operating income for the third quarter of fiscal 2015 decreased $45 million, or 4%, from the third quarter of fiscal 2014. The pension settlement charge of $64 million recorded in the third quarter of fiscal 2015 decreased operating margin by 80 basis points. Excluding the effects of the pension settlement charge, operating margin for the third quarter of fiscal 2015 increased 20 basis points compared with the third quarter of fiscal 2014.
Operating income and operating margin for each of the operating groups were as follows:

	Three Months Ended May 31,
	2015		2014
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$238	15%	$223	15%
Financial Services	266	16	253	15
Health & Public Service	203	15	213	16
Products	255	14	253	13
Resources	172	14	236	18
Total	$1,134	14.6%	$1,179	15.2%
 _______________
Amounts in table may not total due to rounding.
Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)

	Three Months Ended May 31,
	2015				2014
		Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Pension Settlement Charge (1)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$238	$13	$250	16%	$223	15%	$27
Financial Services	266	13	279	17	253	15	26
Health & Public Service	203	12	214	15	213	16	1
Products	255	16	271	14	253	13	18
Resources	172	11	183	15	236	18	(54)
Total	$1,134	$64	$1,198	15.4%	$1,179	15.2%	$19
_______________
Amounts in table may not total due to rounding.

(1)
Represents non-cash pension settlement charge related to lump sum cash payments from our U.S. defined benefit pension plan to former employees who elected to receive such payments. The payments settled our pension obligations to those who participated.

We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the third quarter of fiscal 2015 was similar to that disclosed for Net revenue. In addition, during the third quarter of fiscal 2015, each operating group recorded a portion of the $64 million pension settlement charge. The commentary below provides insight into other factors affecting operating group performance and operating margin for the third quarter of fiscal 2015, exclusive of the pension settlement charge, compared with the third quarter of fiscal 2014:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•
Financial Services operating income increased primarily due to consulting revenue growth, lower sales and marketing costs as a percentage of net revenues and improved outsourcing contract profitability.

•	Health & Public Service operating income was flat.

•	Products operating income increased due to higher contract profitability.

•	Resources operating income decreased due to lower contract profitability.
Provision for Income Taxes
The effective tax rate for the third quarter of fiscal 2015 was 24.9%, compared with 25.0% for the third quarter of fiscal 2014. Absent the tax impact of the $64 million pension settlement charge recorded during the third quarter of fiscal 2015, the effective tax rate for the third quarter of fiscal 2015 would have been 25.7%. The higher effective tax rate in the third quarter of fiscal 2015 was primarily due to expenses associated with an increase in deferred tax liabilities on undistributed U.S. earnings, partially offset by benefits from changes in the geographic distribution of earnings. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Net Income
Net income for the third quarter of fiscal 2015 decreased $32 million, or 4%, from the third quarter of fiscal 2014. Absent the impact of the pension settlement charge recorded during the third quarter of fiscal 2015, net income increased $8 million compared with the third quarter of fiscal 2014, primarily due to higher revenues and operating results, partially offset by a higher effective tax rate.

Results of Operations for the Nine Months Ended May 31, 2015 Compared to the Nine Months Ended May 31, 2014
Our five reportable operating segments are our operating groups, which are Communications, Media & Technology; Financial Services; Health & Public Service; Products; and Resources. Net revenues (by operating group, geographic region and type of work) and reimbursements were as follows:

	Nine Months Ended May 31,		Percent Increase (Decrease) U.S. Dollars	Percent Increase Local Currency	Percent of Total Net Revenues for the Nine Months Ended May 31,
	2015	2014			2015	2014
	(in millions of U.S. dollars)
OPERATING GROUPS
Communications, Media & Technology	$4,711	$4,344	8%	16%	20%	19%
Financial Services	4,944	4,839	2	10	21	22
Health & Public Service	4,072	3,728	9	12	18	17
Products	5,664	5,461	4	10	25	25
Resources	3,755	3,842	(2)	4	16	17
Other	12	11	n/m	n/m	—	—
TOTAL NET REVENUES	23,159	22,225	4%	11%	100%	100%
Reimbursements	1,390	1,382	1
TOTAL REVENUES	$24,550	$23,607	4%
GEOGRAPHIC REGIONS (1)
North America	$10,494	$9,409	12%	12%	45%	42%
Europe	8,218	8,432	(3)	9	36	38
Growth Markets	4,447	4,384	1	11	19	20
TOTAL NET REVENUES	$23,159	$22,225	4%	11%	100%	100%
TYPE OF WORK
Consulting	$12,044	$11,721	3%	9%	52%	53%
Outsourcing	11,115	10,504	6	12	48	47
TOTAL NET REVENUES	$23,159	$22,225	4%	11%	100%	100%
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

Net Revenues
The following net revenues commentary discusses local currency net revenue changes for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014:
Operating Groups

•
Communications, Media & Technology net revenues increased 16% in local currency. Outsourcing revenues reflected significant growth, driven by growth across all industry groups and geographic regions, led by Communications in all geographic regions as well as Media & Entertainment in North America. Consulting revenues reflected very strong growth, driven by Communications in North America and Growth Markets, Electronics & High Tech in Europe and Media & Entertainment in Growth Markets.

•
Financial Services net revenues increased 10% in local currency. Consulting revenues reflected very strong growth, driven by Banking in North America and Europe, Capital Markets in Europe and Insurance in North America. Outsourcing revenue growth was driven by all industry groups in Europe and Capital Markets in Growth Markets. These outsourcing increases were partially offset by a decline in Banking in North America.

•
Health & Public Service net revenues increased 12% in local currency. Outsourcing revenues reflected very significant growth, led by Health and Public Service in North America. Consulting revenue growth was driven by Health and Public Service in North America.

•
Products net revenues increased 10% in local currency. Consulting revenues reflected very strong growth, driven by all industry groups in Europe and most industry groups in North America and Growth Markets, led by Consumer Goods & Services. These increases were partially offset by declines in Retail and Air, Freight & Travel Services in North America. Outsourcing revenues reflected strong growth, driven by all geographic regions and in most industry groups, led by Retail in Europe, Life Sciences in North America, Air, Freight & Travel Services in Europe and Consumer Goods & Services in North America. These increases were partially offset by a decline in Infrastructure & Transportation Services in Europe.

•
Resources net revenues increased 4% in local currency. Outsourcing revenues reflected strong growth, driven by Utilities in North America and Europe, Energy in Europe and Natural Resources in Growth Markets. Consulting revenues reflected slight growth, driven by Utilities in North America and Growth Markets, Chemicals in Europe and Growth Markets and Natural Resources in Europe. These consulting increases were largely offset by declines in Natural Resources in Growth Markets and Energy in Europe and North America. Some of our Energy clients are requesting a higher volume of outsourcing services, placing a greater emphasis on cost savings initiatives and moderating demand for consulting services. We expect these trends will continue to impact Resources year-over-year consulting net revenue growth in the near term.

Geographic Regions

•	North America net revenues increased 12% in local currency, driven by the United States.

•	Europe net revenues increased 9% in local currency, driven by Germany, France, Spain, Italy and the Netherlands.

•	Growth Markets net revenues increased 11% in local currency, driven by Japan, Brazil and Australia, partially offset by declines in Singapore and South Korea.
Operating Expenses
Operating expenses for the nine months ended May 31, 2015 increased $821 million, or 4%, over the nine months ended May 31, 2014, and remained flat as a percentage of revenues at 86.4%during this period. Operating expenses before reimbursable expenses for the nine months ended May 31, 2015 increased $813 million, or 4%, over the nine months ended May 31, 2014, and increased as a percentage of net revenues to 85.6% from 85.5% during this period.
Cost of Services
Cost of services for the nine months ended May 31, 2015 increased $854 million, or 5%, over the nine months ended May 31, 2014, and increased as a percentage of revenues to 70.2% from 69.4% during this period. Cost of services before reimbursable expenses for the nine months ended May 31, 2015 increased $845 million, or 6%, over the nine months ended May 31, 2014, and increased as a percentage of net revenues to 68.5% from 67.5% during this period. Gross margin for the nine months ended May 31, 2015 decreased to 31.5% from 32.5% for the nine months ended May 31, 2014, principally due to higher labor costs and increased usage of subcontractors, compared to the same period in fiscal 2014.
Sales and Marketing
Sales and marketing expense for the nine months ended May 31, 2015 decreased $84 million, or 3%, from the nine months ended May 31, 2014, and decreased as a percentage of net revenues to 11.1% from 12.0% during this period. The decrease as a percentage of net revenues was due to improved operational efficiency in our business development activities. We also experienced lower non-payroll sales and marketing costs.
General and Administrative Costs
General and administrative costs for the nine months ended May 31, 2015 decreased $31 million, or 2%, from the nine months ended May 31, 2014, and decreased as a percentage of net revenues to 5.7% from 6.1% during this period.
Pension Settlement Charge
We recorded a non-cash pension settlement charge of $64 million during the nine months ended May 31, 2015 as a result of lump sum cash payments made from our U.S. defined benefit pension plan to former employees who elected to receive such payments. For additional information, refer to Note 7 (Retirement and Profit Sharing Plans) to our Consolidated Financial Statements above under Item 1,“Financial Statements.”

Operating Income and Operating Margin
Operating income for the nine months ended May 31, 2015 increased $121 million, or 4%, over the nine months ended May 31, 2014. The pension settlement charge of $64 million recorded in the third quarter of fiscal 2015 decreased operating margin by 30 basis points. Excluding the effects of the pension settlement charge, operating margin for the nine months ended May 31, 2015 increased 20 basis points compared with the nine months ended May 31, 2014.
Operating income and operating margin for each of the operating groups were as follows:

	Nine Months Ended May 31,
	2015		2014
	Operating Income	Operating Margin	Operating Income	Operating Margin
	(in millions of U.S. dollars)
Communications, Media & Technology	$628	13%	$558	13%
Financial Services	792	16	726	15
Health & Public Service	568	14	538	14
Products	817	14	706	13
Resources	537	14	693	18
Total	$3,342	14.4%	$3,221	14.5%
_______________
Amounts in table may not total due to rounding.
Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)

	Nine Months Ended May 31,
	2015				2014
		Operating Income and Operating Margin Excluding Pension Settlement Charge (Non-GAAP)			Operating Income and Operating Margin as Reported (GAAP)

	Operating Income (GAAP)	Pension Settlement Charge (1)	Operating Income	Operating Margin	Operating Income	Operating Margin	Increase (Decrease)
	(in millions of U.S. dollars)
Communications, Media & Technology	$628	$13	$641	14%	$558	13%	$83
Financial Services	792	13	805	16	726	15	79
Health & Public Service	568	12	580	14	538	14	42
Products	817	16	833	15	706	13	126
Resources	537	11	548	15	693	18	(145)
Total	$3,342	$64	$3,407	14.7%	$3,221	14.5%	$185
_______________
Amounts in table may not total due to rounding.

(1)	Represents non-cash pension settlement charge related to lump sum cash payment from plan assets offered to eligible former employees.
We estimate that the aggregate percentage impact of foreign currency exchange rates on our Operating income during the nine months ended May 31, 2015 was similar to that disclosed for Net revenue. In addition, during the third quarter of fiscal 2015, each operating group recorded a portion of the $64 million pension settlement charge. The commentary below provides insight into other factors affecting operating group performance and operating margin for the nine months ended May 31, 2015, exclusive of the pension settlement charge, compared with the nine months ended May 31, 2014:

•	Communications, Media & Technology operating income increased primarily due to revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Financial Services operating income increased primarily due to consulting revenue growth, lower sales and marketing costs as a percentage of net revenues and improved contract profitability.

•	Health & Public Service operating income increased due to outsourcing revenue growth.

•	Products operating income increased due to higher contract profitability, consulting revenue growth and lower sales and marketing costs as a percentage of net revenues.

•	Resources operating income decreased due to lower consulting contract profitability.
Other Expense, net
Other expense, net for the nine months ended May 31, 2015 increased $7 million over the nine months ended May 31, 2014, primarily due to losses incurred on the devaluation of the Venezuelan Bolivar Fuerte.
Provision for Income Taxes
The effective tax rate for the nine months ended May 31, 2015 was 25.3%, compared with 24.7% for the nine months ended May 31, 2014. Absent the tax impact of the $64 million pension settlement charge recorded during the third quarter of fiscal 2015, the effective tax rate for the nine months ended May 31, 2015 would have been 25.6%. The higher effective tax rate for the nine months ended May 31, 2015 is primarily due to expenses associated with an increase in deferred tax liabilities on undistributed U.S. earnings, partially offset by higher benefits from final determinations of tax liabilities for prior years and changes in the geographic distribution of earnings. For additional information, see Note 1 (Basis of Presentation) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Our provision for income taxes is based on many factors and subject to volatility year to year. We expect the fiscal 2015 annual effective tax rate to be in the range of 26% to 27%. The fiscal 2014 annual effective tax rate was 26.1%.
Net Income
Net income for the nine months ended May 31, 2015 increased $70 million, or 3%, over the nine months ended May 31, 2014. Absent the impact of the pension settlement charge recorded during the third quarter of fiscal 2015, net income increased $109 million compared with the nine months ended May 31, 2014, primarily due to higher revenues and operating results, partially offset by a higher effective tax rate.

Liquidity and Capital Resources
As of May 31, 2015, Cash and cash equivalents was $4.0 billion, compared with $4.9 billion as of August 31, 2014.
Cash flows from operating, investing and financing activities, as reflected in our Consolidated Cash Flows Statements, are summarized in the following table:

	Nine Months Ended May 31,
	2015	2014	Change
	(in millions of U.S. dollars)
Net cash provided by (used in):
Operating activities	$2,588	$1,837	$751
Investing activities	(676)	(892)	216
Financing activities	(2,594)	(2,581)	(13)
Effect of exchange rate changes on cash and cash equivalents	(213)	52	(265)
Net decrease in cash and cash equivalents	$(895)	$(1,583)	$688
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
Investing activities: The $216 million decrease in cash used was primarily due to lower spending on business acquisitions. For additional information, see Note 3 (Business Combinations) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
Financing activities: The $13 million increase in cash used was primarily due to an increase in cash dividends paid, partially offset by decreased purchases of shares. For additional information, see Note 5 (Material Transactions Affecting Shareholders’ Equity) to our Consolidated Financial Statements under Item 1, “Financial Statements.”
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
Substantially all of our cash is held in jurisdictions where there are no regulatory restrictions or material tax effects on the free flow of funds. Domestic cash inflows for our Irish parent, principally dividend distributions from lower-tier subsidiaries, have been sufficient to meet our historic cash requirements and we expect this to continue into the future.
Borrowing Facilities
As of May 31, 2015, we had the following borrowing facilities, including the issuance of letters of credit, to support general working capital purposes:

	Facility Amount	Borrowings Under Facilities
	(in millions of U.S. dollars)
Syndicated loan facility	$1,000	$—
Separate, uncommitted, unsecured multicurrency revolving credit facilities	529	—
Local guaranteed and non-guaranteed lines of credit	141	—
Total	$1,670	$—
Under the borrowing facilities described above, we had an aggregate of $159 million of letters of credit outstanding as of May 31, 2015.

Share Purchases and Redemptions
The Board of Directors of Accenture plc has authorized funding for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares held by our current and former members of Accenture Leadership and their permitted transferees. As of May 31, 2015, Accenture’s and our aggregate available authorization was $3,153 million for Accenture’s publicly announced open-market share purchase and these other share purchase programs.
Our share purchase activity during the nine months ended May 31, 2015 was as follows:

	Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
	Shares	Amount
		(in millions of U.S. dollars)
Accenture SCA Class I common shares	1,363,038	$122
Accenture Canada Holdings Inc. exchangeable shares	168,309	15
Total	1,531,347	$137
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
Other Share Redemptions
During the nine months ended May 31, 2015, Accenture issued 1,111,246 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to Accenture’s registration statement on Form S-3 (the “registration statement”). The registration statement allows Accenture, at its option, to issue freely tradable Accenture plc Class A ordinary shares in lieu of cash upon redemptions of Accenture SCA Class I common shares held by current and former members of Accenture Leadership and their permitted transferees.
For a complete description of all share purchase and redemption activity for the third quarter of fiscal 2015, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
New Accounting Pronouncement
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The ASU is expected to be effective for us beginning September 1, 2018, including interim periods in our fiscal year 2019, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this ASU on our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the nine months ended May 31, 2015, there were no material changes to the information on market risk exposure disclosed in our Annual Report on Form 10-K for the year ended August 31, 2014. For a discussion of our market risk associated with foreign currency risk, interest rate risk and equity price risk as of August 31, 2014, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A, of our Annual Report on Form 10-K for the year ended August 31, 2014.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information set forth under “Legal Contingencies” in Note 8 (Commitments and Contingencies) to our Consolidated Financial Statements under Part I, Item 1, “Financial Statements,” is incorporated herein by reference.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases and Redemptions of Accenture SCA Class I Common Shares and Accenture Canada Holdings Inc. Exchangeable Shares
The following table provides information relating to purchases and redemptions by us of Accenture SCA Class I common shares and Accenture Canada Holdings Inc. exchangeable shares for cash during the third quarter of fiscal 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Accenture SCA
March 1, 2015 — March 31, 2015
Class I common shares	77,085	$94.27	—	—
April 1, 2015 — April 30, 2015
Class I common shares	226,153	$94.48	—	—
May 1, 2015 — May 31, 2015
Class I common shares	253,859	$95.23	—	—
Total
Class I common shares	557,097	$94.79	—	—
Accenture Canada Holdings Inc.
March 1, 2015 — March 31, 2015
Exchangeable shares	3,000	$94.02	—	—
April 1, 2015 — April 30, 2015
Exchangeable shares	27,808	$95.41	—	—
May 1, 2015 — May 31, 2015
Exchangeable shares	—	$—	—	—
Total
Exchangeable shares	30,808	$95.27	—	—
 _______________

(1)
During the third quarter of fiscal 2015, we acquired a total of 557,097 Accenture SCA Class I common shares and 30,808 Accenture Canada Holdings Inc. exchangeable shares from current and former members of Accenture Leadership and their permitted transferees by means of purchase or redemption for cash, or employee forfeiture, as applicable. In addition, during the third quarter of fiscal 2015, Accenture issued 346,439 Accenture plc Class A ordinary shares upon redemptions of an equivalent number of Accenture SCA Class I common shares pursuant to a registration statement.

(2)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(3)
As of May 31, 2015, Accenture’s and our aggregate available authorization for share purchases and redemptions was $3,153 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2015, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

Other Transactions Related to Accenture SCA Class I common shares
During the third quarter of fiscal 2015, we issued an aggregate of 2,363,134 Accenture SCA Class I common shares to Accenture in connection with transactions related to Accenture plc Class A ordinary shares delivered pursuant to outstanding options awards, grants of restricted share units and other issuances under equity compensation plans. In each case, the Accenture SCA Class I common shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act on the basis that the transaction did not involve any public offering.

Purchases and Redemptions of Accenture plc Class A Ordinary Shares and Class X Ordinary Shares
The following table provides additional information relating to the purchases by Accenture of Accenture plc Class A ordinary shares and redemptions of Accenture plc Class X ordinary shares during the third quarter of fiscal 2015. We believe the following table and footnotes provide useful information because the market value of Accenture SCA Class I common shares is based on the share price of Accenture plc Class A ordinary shares, and purchases of these shares may affect the share price of Accenture plc Class A ordinary shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
				(in millions of U.S. dollars)
March 1, 2015 — March 31, 2015
Class A ordinary shares	2,010,601	$90.12	1,997,585	$3,468
Class X ordinary shares	102,992	$0.0000225	—	—
April 1, 2015 — April 30, 2015
Class A ordinary shares	1,491,846	$94.03	1,450,645	$3,307
Class X ordinary shares	234,032	$0.0000225	—	—
May 1, 2015 — May 31, 2015
Class A ordinary shares	1,474,557	$95.59	1,356,538	$3,153
Class X ordinary shares	262,109	$0.0000225	—	—
Total
Class A ordinary shares (4)	4,977,004	$92.91	4,804,768
Class X ordinary shares (5)	599,133	$0.0000225	—
_______________

(1)
Average price paid per share reflects the total cash outlay for the period, divided by the number of shares acquired, including those acquired by purchase or redemption for cash and any acquired by means of employee forfeiture.

(2)
Since August 2001, the Board of Directors of Accenture plc has authorized and periodically confirmed a publicly announced open-market share purchase program for acquiring Accenture plc Class A ordinary shares. During the third quarter of fiscal 2015, Accenture purchased 4,804,768 Accenture plc Class A ordinary shares under this program for an aggregate price of $446 million. The open-market purchase program does not have an expiration date.

(3)
As of May 31, 2015, Accenture’s and our aggregate available authorization for share purchases and redemptions was $3,153 million, which management has the discretion to use for either Accenture’s publicly announced open-market share purchase program or the other share purchase programs. Since August 2001 and as of May 31, 2015, the Board of Directors of Accenture plc has authorized an aggregate of $25.1 billion for purchases and redemptions of Accenture plc Class A ordinary shares, Accenture SCA Class I common shares or Accenture Canada Holdings Inc. exchangeable shares.

(4)
During the third quarter of fiscal 2015, Accenture purchased 172,236 Accenture plc Class A ordinary shares in transactions unrelated to publicly announced share plans or programs. These transactions consisted of acquisitions of Accenture plc Class A ordinary shares primarily via share withholding for payroll tax obligations due from employees and former employees in connection with the delivery of Accenture plc Class A ordinary shares under Accenture’s various employee equity share plans. These purchases of shares in connection with employee share plans do not affect our aggregate available authorization for Accenture’s and our publicly announced open-market share purchase and the other share purchase programs.

(5)	Accenture plc Class X ordinary shares are redeemable at their par value of $0.0000225 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) None.
(b) None.

ITEM 6. EXHIBITS
Exhibit Index:

Exhibit Number	Exhibit
2.1	Common Draft Terms of Merger by and between Accenture Holdings plc and Accenture SCA, dated May 18, 2015 (incorporated by reference to Exhibit 2.1 to Accenture SCA’s 8-K filed on May 18, 2015)

3.1	Form of Articles of Association of Accenture SCA, updated as of November 15, 2010 (incorporated by reference to Exhibit 10.1 to the November 30, 2010 Accenture plc 10-Q)

3.2	Amended and Restated Memorandum and Articles of Association of Accenture plc (incorporated by reference to Exhibit 3.1 to Accenture plc’s 8-K filed on February 9, 2012)

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
The following financial information from Accenture SCA’s Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of May 31, 2015 (Unaudited) and August 31, 2014, (ii) Consolidated Income Statements (Unaudited) for the three and nine months ended May 31, 2015 and 2014, (iii) Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended May 31, 2015 and 2014, (iv) Consolidated Shareholders’ Equity Statement (Unaudited) for the nine months ended May 31, 2015, (v) Consolidated Cash Flows Statements (Unaudited) for the nine months ended May 31, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 25, 2015

ACCENTURE SCA, represented by its general partner, Accenture plc, itself represented by its duly authorized signatory

By:	/s/ David P. Rowland
Name:	David P. Rowland
Title:	Chief Financial Officer of Accenture plc, general partner of Accenture SCA
(Principal Financial Officer and Authorized Signatory)